Form 10-Q
period 2016-06-30
Caladrius Biosciences, Inc.
filed 2016-08-09
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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
Yes  ☐     No  ☒
5,914,380 Shares, $.001 Par Value, as of August 5, 2016

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

Index

EXPLANATORY NOTE

Unless stated otherwise, the information contained in these consolidated financial statements gives retroactive effect to a one-for-ten reverse stock split of the Company’s common shares effected on July 28, 2016. See Note 1 of the consolidated financial statements for further information.

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

Index

Index

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)	(Unaudited)
Current Assets
Cash and cash equivalents	$17,699,686	$20,318,411
Accounts receivable, net of allowances of $0 at June 30, 2016 and December 31, 2015	2,892,467	2,566,101
Deferred costs	5,149,777	2,911,743
Prepaid expenses and other current assets	3,512,007	3,476,177
Total current assets	29,253,937	29,272,432
Property, plant and equipment, net	17,039,880	17,064,900
Goodwill	7,013,315	7,013,315
Intangible assets, net	2,592,880	2,877,880
Other assets	812,888	976,768
Total assets	$56,712,900	$57,205,295
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,903,221	$4,107,388
Accrued liabilities	6,202,343	6,198,488
Long-term debt, current	5,007,851	4,171,456
Notes payable, current	1,012,393	1,192,666
Unearned revenues	7,231,005	5,345,225
Total current liabilities	22,356,813	21,015,223
Long-term Liabilities
Deferred income taxes	1,032,994	932,662
Notes payable	321,375	583,041
Unearned revenues - long-term	3,812,998	—
Long-term debt	3,643,502	10,828,544
Other long-term liabilities	508,590	562,001
Total liabilities	$31,676,272	$33,921,471
Commitments and Contingencies (see Note 15)
Redeemable Securities	19,400,000	—
EQUITY
Stockholders' Equity*
Preferred stock, authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 1 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at June 30, 2016 and December 31, 2015	100	100
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 5,926,749 and 5,673,302 shares, at June 30, 2016 and December 31, 2015, respectively	5,927	5,673
Additional paid-in capital	398,699,991	396,547,401
Treasury stock, at cost; 10,999 shares at June 30, 2016 and December 31, 2015, respectively	(707,637)	(707,637)
Accumulated deficit	(391,948,123)	(372,132,490)
Accumulated other comprehensive income	—	486
Total Caladrius Biosciences, Inc. stockholders' equity	6,050,258	23,713,533
Noncontrolling interests	(413,630)	(429,709)
Total equity	5,636,628	23,283,824
Total liabilities and equity	$56,712,900	$57,205,295
*Adjusted to reflect the impact of the 1:10 reverse stock split that became effective on July 28, 2016
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$8,300,439	$5,866,963	$15,789,918	$9,039,242

Costs and expenses:
Cost of revenues	7,051,546	5,798,796	13,279,802	9,167,408
Research and development	4,027,965	7,600,744	9,904,143	14,404,376
Impairment of intangible assets	—	9,400,000	—	9,400,000
Selling, general, and administrative	4,705,879	8,736,373	11,164,210	19,824,272
Total operating costs and expenses	15,785,390	31,535,913	34,348,155	52,796,056

Operating loss	(7,484,951)	(25,668,950)	(18,558,237)	(43,756,814)

Other income (expense):
Other income (expense), net	6,860	5,354,845	12,545	4,808,818
Interest expense	(359,725)	(547,275)	(1,286,542)	(1,098,239)
	(352,865)	4,807,570	(1,273,997)	3,710,579

Loss before provision for income taxes and noncontrolling interests	(7,837,816)	(20,861,380)	(19,832,234)	(40,046,235)
Provision (benefit) for income taxes	46,954	(3,703,363)	100,332	(3,656,730)
Net loss	(7,884,770)	(17,158,017)	(19,932,566)	(36,389,505)

Less - loss attributable to noncontrolling interests	(50,054)	(31,757)	(116,933)	(76,349)
Net loss attributable to Caladrius Biosciences, Inc. common stockholders	$(7,834,716)	$(17,126,260)	$(19,815,633)	$(36,313,156)

Basic and diluted loss per share attributable to Caladrius Biosciences, Inc. common stockholders	$(1.33)	$(3.84)	$(3.39)	$(8.83)
Weighted average common shares outstanding*	5,907,013	4,457,480	5,839,963	4,110,413

*Adjusted to reflect the impact of the 1:10 reverse stock split that became effective on July 28, 2016

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(7,884,770)	$(17,158,017)	$(19,932,566)	$(36,389,505)

Other comprehensive loss:
Available for sale securities - net unrealized (loss) gain	—	1,866	(486)	537
Total other comprehensive loss	—	1,866	(486)	537

Comprehensive loss	(7,884,770)	(17,156,151)	(19,933,052)	(36,388,968)

Comprehensive loss attributable to noncontrolling interests	(50,054)	(31,757)	(116,933)	(76,349)

Comprehensive loss attributable to Caladrius Biosciences, Inc. common stockholders	$(7,834,716)	$(17,124,394)	$(19,816,119)	$(36,312,619)

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock*		Additional Paid in Capital*	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	10,000	$100	3,678,386	$3,678	$350,462,009	$1,329	$(291,246,538)	$(705,742)	$58,514,836	$(441,047)	$58,073,789
Net loss	—	—	—	—	—	—	(36,313,156)	—	(36,313,156)	(76,349)	(36,389,505)
Unrealized gain/loss on marketable securities	—	—	—	—	—	537	—	—	537	—	537
Equity-based compensation expense	—	—	90,334	90	8,132,016	—	—	—	8,132,106	—	8,132,106
Proceeds from issuance of common stock	—	—	1,776,582	1,777	36,134,637	—	—	—	36,136,414	—	36,136,414
Change in Ownership in Subsidiary	—	—	—	—	(88,928)	—	—	—	(88,928)	88,928	—
Balance at June 30, 2015	10,000	$100	5,545,302	$5,545	$394,639,734	$1,866	$(327,559,694)	$(705,742)	$66,381,809	$(428,468)	$65,953,341

	Series B Convertible Preferred Stock		Common Stock*		Additional Paid in Capital*	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	10,000	$100	5,673,302	$5,673	$396,547,401	$486	$(372,132,490)	$(707,637)	$23,713,533	$(429,709)	$23,283,824
Net loss	—	—	—	—	—	—	(19,815,633)	—	(19,815,633)	(116,933)	(19,932,566)
Unrealized gain/loss on marketable securities	—	—	—	—	—	(486)	—	—	(486)	—	(486)
Equity-based compensation expense	—	—	95,355	95	1,235,049	—	—		1,235,144	—	1,235,144
Proceeds from issuance of common stock	—	—	158,092	159	1,050,553	—	—	—	1,050,712	—	1,050,712
Change in Ownership in Subsidiary	—	—	—	—	(133,012)	—	—	—	(133,012)	133,012	—
Balance at June 30, 2016	10,000	$100	5,926,749	$5,927	$398,699,991	$—	$(391,948,123)	$(707,637)	$6,050,258	$(413,630)	$5,636,628

*Adjusted to reflect the impact of the 1:10 reverse stock split that became effective on July 28, 2016

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(19,932,566)	$(36,389,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	1,235,143	8,132,106
Depreciation and amortization	1,422,011	1,254,305
Change in acquisition-related contingent consideration	—	(4,800,000)
Impairment of intangible assets	—	9,400,000
Loss on disposal of assets	591,307	—
Bad debt recovery	—	(2,641)
Deferred income taxes	100,332	(3,656,730)
Accretion on marketable securities	—	33,054
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(35,830)	368,620
Accounts receivable	(326,366)	1,816,376
Deferred costs	(2,238,034)	(406,498)
Unearned revenues	5,698,778	308,912
Other assets	163,393	(8,005)
Accounts payable, accrued liabilities and other liabilities	(1,253,723)	2,122,987
Net cash used in operating activities	(14,575,555)	(21,827,019)
Cash flows from investing activities:
Purchase of marketable securities	—	(3,013,157)
Sale of marketable securities	—	7,049,000
Acquisition of property, plant and equipment	(1,703,297)	(1,802,607)
Net cash (used in) provided by investing activities	(1,703,297)	2,233,236
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,050,712	36,136,414
Repayment of long-term debt	(6,348,646)	—
Proceeds from notes payable	368,615	1,089,611
Repayment of notes payable	(810,554)	(594,979)
Sale of ownership interest in subsidiary	19,400,000	—
Net cash provided by financing activities	13,660,127	36,631,046
Net increase (decrease) in cash and cash equivalents	(2,618,725)	17,037,263
Cash and cash equivalents at beginning of period	20,318,411	19,174,061
Cash and cash equivalents at end of period	$17,699,686	$36,211,324

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,200,364	$744,811

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

Cell Therapy Development and Manufacturing

PCT is a leading cell therapy development and manufacturing provider (often called a contract development and manufacturing organization, or "CDMO"), specializing in cell and cell-based gene therapies. PCT offers high-quality development and manufacturing capabilities (e.g., current Good Manufacturing Practice (“cGMP”) manufacturing systems and facilities), quality systems, cell and tissue processing, logistics, storage and distribution and engineering solutions (e.g., process and assay development, optimization and automation) to clients with therapeutic candidates at all stages of development. PCT produces clinical supplies and ultimately, intends also to produce commercial product for its clients. PCT has worked with over 100 clients and produced over 20,000 cell therapy products since it was founded 17 years ago. PCT’s manufacturing services are designed to reduce the capital investment and time required by clients to advance their development programs compared to conducting the process development and manufacturing in-house. PCT has demonstrated regulatory expertise, including the support of over 50 U.S. and European Union ("EU") regulatory filings for clients and expertise across multiple cell types and therapeutic applications, including immunotherapy (e.g. CAR-T therapies), neuro/endocrine therapies, hematopoietic replacement and tissue repair/regeneration. PCT offers a complete development pathway for its clients, with services supporting preclinical through commercial phase, all underpinned by timely process optimization and automation support. We currently operate facilities qualified under cGMPs in each of Allendale, New Jersey and Mountain View, California, including EU-grade production suites. On March 11, 2016, PCT entered into a strategic collaboration and license agreement with Hitachi Chemical to accelerate the creation of a global commercial cell therapy development and manufacturing enterprise with deep engineering expertise. PCT is positioned to expand its capacity both in the United States and internationally, as needed. As the industry continues to mature and a growing number of cell therapy companies approach commercialization, we believe that PCT is well positioned to serve as an external manufacturing partner of choice for commercial-stage cell therapy companies.

CLBS03

We are developing, through the utilization of our core development and manufacturing expertise, a product candidate that is an innovative therapy for type 1 diabetes mellitus ("TID"). This therapy is based on a proprietary platform technology for immunomodulation. We have selected as an initial target the unmet medical need of pediatric patients who are newly diagnosed with T1D. This program is based on the use of Tregs to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg number and function. Tregs are a natural part of the human immune system and regulate the activity of T effector cells; the cells that are responsible for protecting the body from viruses and other foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by T effector cells. In autoimmune disease, however, it is thought that deficient Treg activity and numbers permit the T effector cells to attack the body's own beneficial cells. In the case of T1D, there are currently no curative treatments, only lifelong insulin therapy, which often does not prevent serious co-morbidities. Two Phase 1 clinical trials of this technology in T1D patients demonstrated safety and tolerance, feasibility of manufacturing, an implied durability of effect and an early indication of efficacy through the preservation of beta cell function. In the first quarter of 2016 we commenced patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2 prospective, randomized, placebo-controlled, double-blind clinical trial to evaluate the safety and efficacy of our Treg product candidate, CLBS03, in adolescents with recent onset T1D. After the three-month follow-up of the first cohort of 18 patients, which is expected by year end 2016, an initial safety analysis of the data and early analysis of immunological biomarkers will be undertaken. Satisfactory evaluation of the safety of the initial cohort as agreed by us, our independent Data Safety Monitoring Board and the U.S. Food and Drug Administration ("FDA") will then prompt the enrollment

Index

of the remaining 93 patients. A subsequent interim analysis of efficacy is planned after approximately 50% of patients reach the six-month follow-up milestone. We entered into a strategic collaboration with Sanford Research to support the execution of this trial. Sanford Research is a U.S.-based non-profit research organization that supports an emerging translational research center focused on finding a cure for T1D. CLBS03 has been granted Fast Track and Orphan Drug designations from the FDA as well as Advanced Therapeutic Medicinal Product classification from the European Medicines Agency.

Additional Technology Platforms

Our broad intellectual property portfolio of cell therapy assets includes notable programs available for out-licensing and partnering in order to continue our clinical development. These include platforms using tumor cell/dendritic cell technology for immuno-oncology and CD34 technology for ischemic repair. Both have the benefit of promising Phase 2 clinical data and are applicable to multiple indications. The immuno-oncology platform is based on our extensive intellectual property portfolio and includes CLBS20, a candidate for metastatic melanoma which was investigated in two Phase 2 trials and recently in a discontinued Phase 3 clinical trial. With respect to our ischemic repair platform, the Company's Clinical Trial Notification for a pivotal Phase 2 trial investigating CLBS12 (a candidate for critical limb ischemia "CLI") was submitted to the Japanese Pharmaceuticals and Medical Devices Agency ("PMDA") and was cleared to proceed. The protocol design was agreed with PMDA and if successful, could provide the basis for a conditional approval under Japan's favorable regenerative medicine law. We are seeking to collaborate on CLBS12 with development and/or manufacturing partners. In January 2016, we out-licensed our CD34 technology to SPS Cardio, LLC for chronic heart failure and acute myocardial infarction (candidate CLBS10) in India and other designated territories and non-major world markets outside the United States. In February 2016, we out-licensed a cell-derived dermatological product technology for topical skin application to AiVita Biomedical, Inc. ("AiVita"), which it intends to distribute through ALPHAEON Corporation. Furthermore, in May 2016, we out-licensed our tumor cell/dendritic cell technology to AiVita for ovarian cancer (candidate CLBS23) for worldwide use. Finally, our Treg immune modulation platform has potential applications across multiple autoimmune and allergic diseases beyond TID for which we are exploring partnering opportunities, including steroid-resistant asthma, multiple sclerosis, chronic obstructive pulmonary disease, inflammatory bowel disease, graft versus host disease, lupus and rheumatoid arthritis.

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

Financial Information & Liquidity

On March 11, 2016, PCT and Caladrius entered into a global licensing, development and equity collaboration with Hitachi Chemical, a Japanese-based global conglomerate with a growing franchise in life sciences including regenerative medicine ("Hitachi Transaction"), and will receive an aggregate of $25.0 million in cash, of which $22.5 million was received in March 2016, $1.25 million was received in June 2016, and the remainder is expected to be received before the end of 2016. PCT will retain $10.0 million of the $25.0 million proceeds, and Caladrius received $15.0 million of the proceeds. Concurrent with the Hitachi Transaction, Caladrius used $7.0 million of the proceeds to repay a portion of the outstanding loan with Oxford Finance. In addition to the Hitachi Transaction, the Company anticipates requiring additional capital in order to grow the PCT business, to fund the development of CLBS03, to fund other operating expenses and to make principal and interest payments on the loan with Oxford Finance.

To meet its short and long term liquidity needs, the Company currently expects to use existing cash and cash equivalents balances, revenue generating activities and a variety of other means, including its common stock purchase agreements with Aspire Capital. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets. In addition, the Company will continue to seek as appropriate grants for scientific and clinical studies from various governmental agencies and foundations. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all. If the Company is unable to access capital necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of CLBS03, and/or the expansion of its business or raise funds on terms that the Company currently consider unfavorable. The Company's inability to raise additional capital would also raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. These unaudited consolidated financial statements have been prepared on a going concern basis and, as such, do not include any adjustments that might result from the outcome of this uncertainty that might be necessary should the Company be unable to continue as a going concern.

On February 25, 2016, the Company received written notification from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) notifying the Company that for the preceding 30 consecutive business days, the

Index

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

On July 28, 2016, the Company implemented a one-for-ten reverse split of its issued and outstanding shares of common stock (the “Reverse Stock Split”), as authorized at the annual meeting of stockholders on June 22, 2016. The Reverse Stock Split became effective on July 27, 2016 at 5:00 pm and the common stock of the Company began trading on The NASDAQ Capital Market on a post-split basis at the open of business on July 28, 2016. As of July 28, 2016, every ten shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the nominal par value per share of $0.001. The Reverse Stock Split was effectuated in order to increase the per share trading price of the Company’s common stock to satisfy the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market.

All share and per share amounts of common stock, options and warrants in the accompanying financial statements have been restated for all periods to give retroactive effect to the Reverse Stock Split. Accordingly, the consolidated statements of equity reflect the impact of the Reverse Stock Split by reclassifying from “common stock” to “Additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2016 and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2015, 2014 and 2013 included in our 2015 Form 10-K. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company makes critical estimates and assumptions in determining the fair values of goodwill for potential goodwill impairments, useful lives of our tangible long lived assets, allowances for doubtful accounts, and stock-based awards values. Accordingly, actual results could differ from those estimates and assumptions.

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

Index

Entity	Percentage of Ownership	Location
Caladrius Biosciences, Inc.	100%	United States of America
NeoStem Therapies, Inc.	100%	United States of America
Stem Cell Technologies, Inc.	100%	United States of America
Amorcyte, LLC	100%	United States of America
PCT, LLC, a Caladrius Company (1)	80.1%	United States of America
NeoStem Family Storage, LLC (1)	80.1%	United States of America
Athelos Corporation (2)	97.9%	United States of America
PCT Allendale, LLC (1)	80.1%	United States of America
NeoStem Oncology, LLC	100%	United States of America
_________________________________________________________________
(1) As of June 30, 2016, Hitachi's ownership interest was 19.9% (see Note 3).
(2) As of June 30, 2016, Becton Dickinson's ownership interest was 2.1%.

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our 2015 Form 10-K. There were no changes to these policies during the six months ended June 30, 2016.

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
For the six months ended June 30, 2016, the three largest customers represented 46% of total revenues recognized, the largest of which was 19%. As of June 30, 2016, three customers represented 46% of our accounts receivable, the largest of which was 26%.

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

Index

If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. In accordance with its accounting policy, the Company tested goodwill for impairment as of December 31, 2015 and June 30, 2015 and determined as of December 31, 2015 goodwill valued at $18.2 million related to the Company's Research and Development reporting unit was impaired.

Definite-Lived Intangible Assets

Definite-lived intangible assets consist of customer lists, manufacturing technology, tradenames, patents and rights. These intangible assets are amortized on a straight line basis over their respective useful lives. The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and/or its eventual disposition, and recognize an impairment loss, if any. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No triggering events were noted in the quarter ended June 30, 2016 that would require interim impairment assessment.

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

Clinical Services Reimbursements: The Company separately charges the customers for the expenses associated with certain consumable resources (reimbursable expenses) that are specified in each clinical services contract. On a monthly basis, the Company bills customers for reimbursable expenses and immediately recognizes these billings as revenue, as the revenue is deemed earned as reimbursable expenses are incurred. For the three months ended June 30, 2016 and 2015, clinical services reimbursements

Index

were $2.1 million and $0.9 million, respectively. For the six months ended June 30, 2016 and 2015, clinical services reimbursements were $3.4 million and $1.4 million, respectively.

Processing and Storage Services: The Company recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed which is approximately twenty-four hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advance payments.

License Fees: PCT and Hitachi Chemical also entered into an exclusive license agreement for Asia pursuant from which PCT will receive $5.6 million from Hitachi Chemical in three fee driven payments throughout 2016.  PCT licensed to Hitachi Chemical certain cell therapy technology and know-how (including an exclusive license to use the PCT brand in Asia) and agreed to provide Hitachi Chemical with certain training and support.  As additional consideration, Hitachi Chemical will pay PCT royalties on contract revenue generated in Asia for a minimum of ten years. The initial term of the License Agreement is ten years and may be automatically extended for successive additional two year terms. The Company recognizes the payments as revenue on a straight-line basis over the initial ten-year term. PCT has received $4.4 million under the Technology License Agreement through June 30, 2016. For the three and six months ended June 30, 2016, the Company recognized $0.09 million and $0.1 million of license fee revenue, respectively. As of June 30, 2016, $0.4 million of Hitachi license fees were included in unearned revenue, and $3.8 million was included in unearned revenue - long-term.

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

Index

PCT and Hitachi Chemical also entered into an exclusive license agreement for the acceleration of the creation of a global commercial cell therapy development and manufacturing expertise in Asia pursuant from which PCT will receive $5.6 million from Hitachi Chemical in three fee driven payments throughout 2016, $4.4 million of which has been received as of June 30, 2016.  PCT licensed certain cell therapy technology and know-how (including an exclusive license in Asia) and agreed to provide Hitachi Chemical with certain training and support.  As additional consideration, Hitachi Chemical will pay PCT royalties on contract revenue generated in Asia for a minimum of ten years.

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

Note 4 – Available-for-Sale-Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$—	$—	$—	$—	$249.0	$—	$—	$249.0
Corporate debt securities	—	—	—	—	1,047.2	—	—	1,047.2
Money market funds	2,567.0	—	—	2,567.0	837.7	—	—	837.7
Municipal debt securities	5,725.0	—	—	5,725.0	4,740.9	0.8	—	4,741.7
Total	$8,292.0	$—	$—	$8,292.0	$6,874.8	$0.8	$—	$6,875.6

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale debt securities on our Consolidated Balance Sheets (in thousands):

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$8,292.0	$6,875.6
Marketable securities	—	—
Total	$8,292.0	$6,875.6

The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	June 30, 2016
	Amortized Cost	Estimated Fair Value
Less than one year	$8,292.0	$8,292.0
Greater than one year	—	—
Total	$8,292.0	$8,292.0

Note 5 – Deferred Costs

Deferred costs, representing work in process for costs incurred on process development contracts that have not been completed, were $5.1 million and $2.9 million as of June 30, 2016 and December 31, 2015, respectively. The Company also has deferred revenue of approximately $6.3 million and $4.9 million of advance billings received as of June 30, 2016 and December 31, 2015, respectively, related to these contracts.

Note 6 – Loss Per Share

Index

For the three and six months ended June 30, 2016 and 2015, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of loss per share as they are anti-dilutive. At June 30, 2016 and 2015, the Company excluded the following potentially dilutive securities:

	June 30
	2016	2015
Stock Options	692,205	692,446
Warrants	460,047	351,895
Restricted Shares	70,046	28,105

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

The Company had no financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016, and December 31, 2015.

Note 8 – Goodwill and Other Intangible Assets

The Company's goodwill was $7.0 million as of June 30, 2016 and December 31, 2015. All goodwill resides in the PCT reporting unit.

The Company's intangible assets and related accumulated amortization as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

		June 30, 2016			December 31, 2015
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	10 years	$1,000.0	$(545.1)	$454.9	$1,000.0	$(495.1)	$504.9
Manufacturing technology	10 years	3,900.0	(2,125.9)	1,774.1	3,900.0	(1,930.9)	1,969.1
Tradename	10 years	800.0	(436.1)	363.9	800.0	(396.1)	403.9
Total Intangible Assets		$5,700.0	$(3,107.1)	$2,592.9	$5,700.0	$(2,822.1)	$2,877.9

Total intangible amortization expense was classified in the operating expense categories for the periods included below as follows (in thousands):

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$77.7	$79.2	$157.3	$153.9
Research and development	19.8	27.1	37.7	58.7
Selling, general and administrative	45.0	45.0	90.0	90.0
Total	$142.5	$151.3	$285.0	$302.6

Estimated intangible amortization expense for the succeeding five years is as follows (in thousands):

2016	$285
2017	570.0
2018	570.0
2019	570.0
2020	570.0
Thereafter	27.9
Total	$2,592.9

Note 9 – Accrued Liabilities

Accrued liabilities as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016	December 31, 2015
Salaries, employee benefits and related taxes	$3,160.8	$2,771.2
Professional fees	342	480.7
Other	2,699.6	2,946.5
Total	$6,202.4	$6,198.4

Note 10 – Debt

Notes Payable

As of June 30, 2016 and December 31, 2015, the Company had notes payable of approximately $1.3 million and $1.8 million, respectively. The notes relate to certain insurance policies and equipment financings, require monthly payments, and mature within one to three years.

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

On March 11, 2016, upon execution of the Hitachi Transaction, the Company and the Lender entered into an amendment to the Loan and Security Agreement whereby (i) the Company paid $7.0 million to Lender, comprising principal, interest and early termination fees, (ii) the Company's subsidiaries PCT, PCT Allendale, LLC, and NeoStem Family Storage, LLC (collectively the "Removed Borrowers") were removed as borrowers under the Loan, (iii) Lender's security interests in any and all assets of the Removed Borrowers were released, (iv) the interest only period on the remaining outstanding Loan balance was extended until January 1, 2017, and (v) in the event the Company receives gross proceeds from the sale or issuance of any equity securities or subordinated debt, or any partnership, licenses, collaboration, dividend, grant or asset sale through March 31, 2017, 20% of such proceeds will be paid to Lender, up to a $3.0 million maximum as additional partial repayment of Loan. If 20% of such proceeds in aggregate is less than $3.0 million by March 31, 2017, then the Company will make a lump sum payment equal to the difference by March 31, 2017. The outstanding balance was approximately $8.7 million and $15.0 million at June 30, 2016 and December 31,

Index

2015, respectively, of which $5.0 million is payable within twelve months as of June 30, 2016.

The Company is making interest-only payments on the outstanding amount of the Loan on a monthly basis at a rate of 8.50% per annum. Commencing on January 1, 2017, the Company will make 21 consecutive monthly payments of principal and interest. The Loan matures on September 1, 2018. At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest), subject to a prepayment fee that is determined based on the date the loan is prepaid. The Company is also required to pay Lender a final payment fee equal to 8% of the Loan. The final payment fee will be amortized to interest expense throughout the life of the Loan using the effective interest rate method. The Company paid a facility fee in the amount of $100,000 in connection with Loan.

Under the Loan and Security Agreement, the Lender holds a security interest ("Lenders' Security Interest") in all of the Company’s property, excluding the security interests in any and all assets of the Removed Borrowers, and excluding intellectual property and certain other assets and exemptions. The Lender also holds a security interest in the shares owned by the Company in the Company’s subsidiaries. The Loan and Security Agreement restricts the ability of the Company to: (a) convey, lease, sell, transfer or otherwise dispose of any part of Lenders' Security Interest and (b) incur any additional indebtedness. The Loan and Security Agreement provides for standard indemnification of Lender and contains representations, warranties and certain covenants of the Company. Upon the occurrence of an event of default by the Company under the Loan and Security Agreement, Lender will have customary acceleration, collection and foreclosure remedies. There are no financial covenants associated to the Loan and Security Agreement. As of June 30, 2016, the Company was in compliance with all covenants under the Loan and Security Agreement.

Estimated future principal payments, interest, and fees due under the Loan and Security Agreement are as follows:

Years Ending December 31,	(in millions)
2016	$0.4
2017	6.8
2018	3.0
Total	$10.2

During the three and six months ended June 30, 2016, the Company recognized $0.2 million and $0.5 million of interest expense, respectively, related to the Loan and Security Agreement. During the three and six months ended June 30, 2015, the Company recognized $0.3 million and $0.6 million of interest expense, respectively, related to the Loan and Security Agreement.

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

Note 12 – Shareholders' Equity

Reverse Stock Split

On July 28, 2016, the Company implemented the Reverse Stock Split, as authorized at the annual meeting of stockholders on June 22, 2016 and unanimously approved by the Company’s board of directors on July 22, 2016. The Reverse Stock Split

Index

became effective on July 27, 2016 at 5:00pm and the common stock of the Company began trading on The NASDAQ Capital Market on a post-split basis at the open of business on July 28, 2016. As of July 28, 2016, every ten shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the nominal par value per share of $0.001.

All share and per share amounts of common stock, options and warrants in the accompanying financial statements have been restated for all periods to give retroactive effect to the Reverse Stock Split. Accordingly, the consolidated statements of equity reflect the impact of the Reverse Stock Split by reclassifying from “common stock” to “Additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split.

Equity Issuances

March 2016 Private Placement

On March 10, 2016, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company issued and sold in a private placement an aggregate of 141,844 shares of common stock and two-year warrants to purchase up to an aggregate of 141,844 shares of the Company's common stock, at an exercise price of $10.00 per share. The unit purchase price for a share of the Company's common stock and warrant to purchase one share of the Company's common stock was $7.05 per unit, with $1.0 million of gross proceeds received by the Company. On April 8, 2016, the Company filed a registration statement on Form S-3 to register the shares of common stock and the shares of common stock issuable upon exercise of the warrants acquired in the private placement, which registration statement became effective on June 7, 2016.

Aspire Purchase Agreements

In November 2015, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, subject to certain terms and conditions, Aspire Capital is committed to purchase up to an aggregate of $30 million of shares (limited to a maximum of approximately 1.1 million shares, unless stockholder approval is obtained or certain minimum sale price levels are reached) of the Company's common stock over a 24-month term. As consideration for entering into the Purchase Agreement, the Company issued 84,270 shares of its common stock to Aspire Capital. During the six months ended June 30, 2016, the Company issued 5,000 shares of common stock under the Purchase Agreement for gross proceeds of $0.03 million. Overall, as of June 30, 2016, the Company has issued 109,270 shares under the Purchase Agreement for gross proceeds of $0.3 million.

Under the Purchase Agreement, at the Company’s discretion, it may present Aspire Capital with purchase notices from time to time to purchase the Company’s common stock, provided certain price, trading volume and conditions, including NASDAQ's trading requirements, are met. The purchase price for the shares of common stock is based upon one of two formulas set forth in the Purchase Agreement depending on the type of purchase notice the Company submits to Aspire Capital, and is based on market prices of the Company’s common stock (in the case of regular purchases) or a discount of 5% applied to volume weighted average prices (in the case of VWAP purchases), in each case as determined by parameters defined in the Purchase Agreements. We have filed a registration statement with the SEC and a related prospectus supplement that covers the offering of shares of our common stock subject to the Purchase Agreement, and therefore can initiate sales to Aspire Capital at any time, subject to the limitation discussed above.

We are party to one other existing agreement with Aspire Capital (the "May 2015 Purchase Agreement"). The registration statement we previously filed with the SEC to cover offerings of shares of our common stock subject to the May 2015 Purchase Agreement has expired, and we have not, and currently have no intention to include such shares in a registration statement filed with the SEC. Unless and until we include such shares in a registration statement filed with the SEC, we are unable to initiate sales to Aspire under the May 2015 Purchase Agreement. Under the May 2015 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $30 million of shares. As consideration for entering into the May 2015 Purchase Agreement, the Company issued 36,484 shares of its common stock to Aspire Capital. The Company has not issued any additional shares under the May 2015 Purchase Agreement.

Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the six months ended June 30, 2016, as adjusted for the Reverse Stock Split:

Index

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2015	666,348	$64.60	6.88	$0.1	321,404	$137.20	1.26	$—

Changes during the period:
Granted	169,038	6.20			141,845	122.60
Exercised	—	—			—	—
Forfeited	(56,024)	35.90			—	—
Expired	(87,030)	46.50			(3,200)	147.50
Outstanding at June 30, 2016	692,332	$55.00	7.34	$18.9	460,049	$98.00	1.06	$—
Vested at June 30, 2016 or expected to vest in the future	675,324	$56.00	7.29	$18.4	460,049	$98.00	1.06	$—
Vested at June 30, 2016	489,652	$71.00	6.55	$9.0	460,300	$98.00	1.06	$—

Restricted Stock

During the six months ended June 30, 2016 and 2015, the Company issued restricted stock for services as follows (in thousands, except share data):

	Six Months Ended June 30,
	2016	2015
Number of Restricted Stock Issued	107,719	127,606
Value of Restricted Stock Issued	$651.7	$4,029.5

The weighted average estimated fair value of restricted stock issued for services in the six months ended June 30, 2016 and 2015 was $6.05 and $31.58 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance, as adjusted for the Reverse Stock Split.

Note 13 – Share-Based Compensation

Share-based Compensation

We utilize share-based compensation in the form of stock options, warrants and restricted stock.  The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of goods sold	$11.7	$378.2	$136.0	$495.1
Research and development	6.0	1,104.2	98.3	1,526.9
Selling, general and administrative	317.8	2,933.9	1,000.8	6,110.1
Total share-based compensation expense	$335.5	$4,416.3	$1,235.1	$8,132.1

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at June 30, 2016 were as follows (in thousands):

	Stock Options	Restricted Stock
Unrecognized compensation cost	$1,696.8	$551.0
Expected weighted-average period in years of compensation cost to be recognized	2.09	2.02

Index

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the six months ended June 30, 2016 and 2015 were as follows, as adjusted for the Reverse Stock Split (in thousands):

	Stock Options		Warrants
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total fair value of shares vested	$1,153.1	$4,915.3	$—	$14.0
Weighted average estimated fair value of shares granted	$4.02	$2.17	$—	$—

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

Deferred tax liabilities were $1.0 million and $0.9 million as of June 30, 2016 and December 31, 2015, respectively, and relate to the taxable temporary differences on the goodwill recognized in the PCT acquisition in 2011. The taxable temporary differences, which are tax deductible and will be amortized over 15 years, will continue to increase the deferred tax liability balance over the amortization period, with an associated charge to the deferred tax provision in each period. The deferred tax liability will only reverse when the indefinite-lived asset is sold, impaired, or reclassified from an indefinite-lived asset to a finite-lived asset.

As of June 30, 2016, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

The Company's federal tax returns are currently being audited for the years 2012 and 2013. For years prior to 2011 the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from date of filing. The Company ceased doing business in China in 2012.  After 2012, the Company had no foreign tax filing obligations.  The foreign returns filed for 2012 and prior are subject to examination for five years.

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

Index

of which certain have escalation clauses and renewal options, and also leases equipment under certain noncancelable operating leases that expire from time to time through 2021.

A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of June 30, 2016 are as follows (in thousands):

Years ended	Operating Leases
2016	$1,041.7
2017	1,866.9
2018	1,037.1
2019	990.1
2020 and thereafter	960.2
Total minimum lease payments	$5,896.0

Expense incurred under operating leases was approximately $1.0 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.

Contingencies

We have entered into a strategic collaboration with Sanford Research with the goal of developing a therapy for the treatment of T1D. The initial focus of the collaboration will be the execution of a prospective, randomized, placebo-controlled, double-blind clinical trial (The Sanford Project: T-Rex Study) to evaluate the safety and efficacy of the Company’s T regulatory cell product candidate, CLBS03, in adolescents with recent onset T1D. The Phase 2 study has an open and active IND in place and subject enrollment commenced in the first quarter of 2016. We will be initially responsible for the supply of all study drug to the first 18 enrolled patients while Sanford will assume all patient and clinical site costs for subjects enrolled in their two centers as well as the expense associated with general clinical monitoring services.

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

Note 15 – Subsequent Events

Reverse Stock Split

On July 28, 2016, the Company implemented the Reverse Stock Split, as authorized at the annual meeting of stockholders on June 22, 2016 and unanimously approved by the Company’s board of directors on July 22, 2016. The Reverse Stock Split became effective on July 27, 2016 at 5:00pm and the common stock of the Company began trading on The NASDAQ Capital Market on a post-split basis at the open of business on July 28, 2016. As of July 28, 2016, every ten shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the nominal par value per share of $0.001.

All share and per share amounts of common stock, options and warrants in the accompanying financial statements have been restated for all periods to give retroactive effect to the Reverse Stock Split. Accordingly, the consolidated statements of

Index

equity reflect the impact of the Reverse Stock Split by reclassifying from “common stock” to “Additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” herein and under “Risk Factors” in our 2015 Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report and in our 2015 Form 10-K.

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

Cell Therapy Development and Manufacturing

PCT is a leading cell therapy development and manufacturing provider (often called a contract development and manufacturing organization, or "CDMO"), specializing in cell and cell-based gene therapies. PCT offers high-quality development and manufacturing capabilities (e.g., current Good Manufacturing Practice (“cGMP”) manufacturing systems and facilities), quality systems, cell and tissue processing, logistics, storage and distribution and engineering solutions (e.g., process and assay development, optimization and automation) to clients with therapeutic candidates at all stages of development. PCT produces clinical supplies and ultimately, intends also to produce commercial product for its clients. PCT has worked with over 100 clients and produced over 20,000 cell therapy products since it was founded 17 years ago. PCT’s manufacturing services are designed to reduce the capital investment and time required by clients to advance their development programs compared to conducting the process development and manufacturing in-house. PCT has demonstrated regulatory expertise, including the support of over 50 U.S. and European Union ("EU") regulatory filings for clients and expertise across multiple cell types and therapeutic applications, including immunotherapy (e.g. CAR-T therapies), neuro/endocrine therapies, hematopoietic replacement and tissue repair/regeneration. PCT offers a complete development pathway for its clients, with services supporting preclinical through commercial phase, all underpinned by timely process optimization and automation support. We currently operate facilities qualified under cGMPs in each of Allendale, New Jersey and Mountain View, California, including EU-grade production suites. On March 11, 2016, PCT entered into a strategic collaboration and license agreement with Hitachi Chemical to accelerate the creation of a global commercial cell therapy development and manufacturing enterprise with deep engineering expertise. PCT is positioned to expand its capacity both in the United States and internationally, as needed. As the industry continues to mature and a growing number of cell therapy companies approach commercialization, we believe that PCT is well positioned to serve as an external manufacturing partner of choice for commercial-stage cell therapy companies.

CLBS03

We are developing, through the utilization of or core development and manufacturing expertise, a product candidate that is an innovative therapy for type 1 diabetes mellitus ("TID"). This therapy is based on a proprietary platform technology for immunomodulation. We have selected as an initial target the unmet medical need of pediatric patients who are newly diagnosed with T1D. This program is based on the use of Tregs to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg number and function. Tregs are a natural part of the human immune system and regulate the activity of T effector cells; the cells that are responsible for protecting the body from viruses and other foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by T effector cells. In autoimmune disease, however, it is thought that deficient Treg activity and numbers permit the T effector cells to attack the

Index

body's own beneficial cells. In the case of T1D, there are currently no curative treatments, only lifelong insulin therapy, which often does not prevent serious co-morbidities. Two Phase 1 clinical trials of this technology in T1D patients demonstrated safety and tolerance, feasibility of manufacturing, an implied durability of effect and an early indication of efficacy through the preservation of beta cell function. In the first quarter of 2016 we commenced patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2 prospective, randomized, placebo-controlled, double-blind clinical trial to evaluate the safety and efficacy of our Treg product candidate, CLBS03, in adolescents with recent onset T1D. After the three-month follow-up of the first cohort of 18 patients, which is expected by year end 2016, an initial safety analysis of the data and early analysis of immunological biomarkers will be undertaken. Satisfactory evaluation of the safety of the initial cohort as agreed by us, our independent Data Safety Monitoring Board and the U.S. Food and Drug Administration ("FDA") will then prompt the enrollment of the remaining 93 patients. A subsequent interim analysis of efficacy is planned after approximately 50% of patients reach the six-month follow-up milestone. We entered into a strategic collaboration with Sanford Research to support the execution of this trial. Sanford Research is a U.S.-based non-profit research organization that supports an emerging translational research center focused on finding a cure for T1D. CLBS03 has been granted Fast Track and Orphan Drug designations from the FDA as well as Advanced Therapeutic Medicinal Product classification from the European Medicines Agency.

Additional Technology Platforms

Our broad intellectual property portfolio of cell therapy assets includes notable programs available for out-licensing and partnering in order to continue their clinical development. These include platforms using tumor cell/dendritic cell technology for immuno-oncology and CD34 technology for ischemic repair. Both have the benefit of promising Phase 2 clinical data and are applicable to multiple indications. The immuno-oncology platform is based on our extensive intellectual property portfolio and includes CLBS20, a candidate for metastatic melanoma which was investigated in two Phase 2 trials and recently in a discontinued Phase 3 clinical trial. With respect to our ischemic repair platform, the Company's Clinical Trial Notification for pivotal Phase 2 trial investigating CLBS12 (a candidate for critical limb ischemia "CLI") was submitted to the Japanese Pharmaceutical and Medical Devices Agency ("PMDA") and was cleared to proceed. The protocol design was agreed with PMDA and if successful, could provide the basis for a conditional approval under Japan's favorable regenerative medicine law. We are seeking to collaborate on CLBS 12 with development and/or manufacturing partners. In January 2016, we out-licensed our CD34 technology to SPS Cardio, LLC for chronic heart failure and acute myocardial infarction (candidate CLBS10) in India and other designated territories and non-major world markets outside the United States. In February 2016, we out-licensed a cell-derived dermatological product technology for topical skin application to AiVita Biomedical, Inc. ("AiVita"), which it intends to distribute through ALPHAEON Corporation. Furthermore, in May 2016, we out-licensed our tumor cell/dendritic cell technology to AiVita for ovarian cancer (candidate CLBS23) for worldwide use. Finally, our Treg immune modulation platform has potential applications across multiple autoimmune and allergic diseases beyond TID for which we are exploring partnering opportunities, including steroid-resistant asthma, multiple sclerosis, chronic obstructive pulmonary disease, inflammatory bowel disease, graft versus host disease, lupus and rheumatoid arthritis.

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

Recent Developments - Reverse Stock Split

On July 28, 2016, we implemented a one-for-ten reverse split of out issued and outstanding shares of common stock (the “Reverse Stock Split”), as authorized at the annual meeting of stockholders on June 22, 2016. The Reverse Stock Split became effective on July 27, 2016 and our common stock began trading on The NASDAQ Capital Market on a post-split basis at the open of business on July 28, 2016. As of July 28, 2016, every ten shares of our issued and outstanding common stock were combined into one share of our common stock, except to the extent that the Reverse Stock Split resulted in any of our stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the nominal par value per share of $0.001. The Reverse Stock Split was effectuated in order to increase the per share trading price of our common stock to satisfy the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market.

Unless otherwise noted, all references in this Quarterly Report on Form 10-Q to number of shares of common stock, price per share and weighted average shares of common stock have been adjusted to reflect the Reverse Stock Split on a retroactive basis for all periods presented.

Results of Operations

Index

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

Net loss for the three months ended June 30, 2016 was approximately $7.9 million compared to $17.2 million for the three months ended June 30, 2015. Net loss for the six months ended June 30, 2016 was approximately $19.9 million compared to $36.4 million for the six months ended June 30, 2015.

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

Revenues

For the three months ended June 30, 2016, total revenues were approximately $8.3 million compared to $5.9 million for the three months ended June 30, 2015, representing an increase of $2.4 million, or 41%. Revenues were comprised of the following (in thousands):

	Three Months Ended June 30,
	2016	2015
Clinical Services	$4,767.9	$4,017.6
Clinical Services Reimbursables	2,112.0	856.1
Processing and Storage Services	1,333.6	993.3
Other	87.0	—
	$8,300.4	$5,867.0

•
Clinical Services were approximately $4.8 million for the three months ended June 30, 2016 compared to $4.0 million for the three months ended June 30, 2015, representing an increase of approximately $0.8 million or 19%, and was comprised of the following:

◦
Process Development Revenue - Process development revenues were approximately $0.4 million for the three months ended June 30, 2016 compared to $1.9 million for the three months ended June 30, 2015. In accordance with our revenue recognition policy, process development revenue is recognized upon contract completion (i.e., when the services under a particular contract are completed). Process development revenue will continue to fluctuate from period to period as a result of our process development revenue recognition policy, and the timing upon when services for a contract are completed. Accordingly, unearned revenue relating to process development contracts increased from $4.2 million as of March 31, 2016 and $5.4 million as of June 30, 2016, representing billings on contracts that have not been completed.

◦
Clinical Manufacturing Revenue - Clinical manufacturing revenues were approximately $4.4 million for the three months ended June 30, 2016 compared to $2.2 million for the three months ended June 30, 2015. The increase is primarily due to an increase in the number of patients our customers have enrolled and treated in clinical trials, which number varies depending on the stage of the clinical trial.

•
Clinical Services Reimbursables were approximately $2.1 million for the three months ended June 30, 2016 compared to $0.9 million for the three months ended June 30, 2015, representing an increase of approximately $1.3 million, or 147%. Generally, clinical services reimbursables correlate with clinical services revenues. However, differences in the cost of supplies to be reimbursed can vary greatly from contract to contract based on the cost of supplies needed for each client's manufacturing and development process and may impact this correlation. In addition, our terms for billing reimbursable expenses do not include a significant mark-up in the acquisition cost of such consumables, and as a result, changes in this revenue category have little impact on our gross margin and net loss.

Index

•
Processing and Storage Services were approximately $1.3 million for the three months ended June 30, 2016 compared to $1.0 million for the three months ended June 30, 2015, representing an increase of approximately $0.3 million or 34%. The increase was primarily due to higher volume for our oncology stem cell processing services.

For the six months ended June 30, 2016, total revenues were approximately $15.8 million compared to $9.0 million for the six months ended June 30, 2015, representing an increase of $6.8 million, or 75%. Revenues were comprised of the following (in thousands):

	Six Months Ended June 30,
	2016	2015
Clinical Services	$10,068.8	$5,480.6
Clinical Services Reimbursables	3,373.1	1,384.6
Processing and Storage Services	2,243.2	2,054.1
Other	104.8	120.0
	$15,789.9	$9,039.2

•
Clinical Services were approximately $10.1 million for the six months ended June 30, 2016 compared to $5.5 million for the six months ended June 30, 2015, representing an increase of approximately $4.6 million, or 84%, and was comprised of the following:

◦
Process Development Revenue - Process development revenues were approximately $1.7 million for the six months ended June 30, 2016 compared to $2.0 million for the six months ended June 30, 2015. In accordance with our revenue recognition policy, process development revenue is recognized upon contract completion (i.e., when the services under a particular contract are completed). Process development revenue will continue to fluctuate from period to period as a result of our process development revenue recognition policy, and the timing upon when services for a contract are completed. Accordingly, unearned revenue relating to process development contracts increased from $4.2 million as of December 31, 2015 to $5.4 million as of June 30, 2016, representing billings on contracts that have not been completed.

◦
Clinical Manufacturing Revenue - Clinical manufacturing revenues were approximately $8.4 million for the six months ended June 30, 2016 compared to $3.5 million for the six months ended June 30, 2015. The increase is primarily due to an increase in the number of patients our customers have enrolled and treated in clinical trials, which number varies depending on the stage of the clinical trial.

•
Clinical Services Reimbursables were approximately $3.4 million for the six months ended June 30, 2016 compared to $1.4 million for the six months ended June 30, 2015, representing an increase of approximately $2.0 million, or 144%. Generally, clinical services reimbursables correlate with clinical services revenues. However, differences in the cost of supplies to be reimbursed can vary greatly from contract to contract based on the cost of supplies needed for each client's manufacturing and development process and may impact this correlation. In addition, our terms for billing reimbursable expenses do not include a significant mark-up in the acquisition cost of such consumables, and as a result, changes in this revenue category have little impact on our gross margin and net loss.

•
Processing and Storage Services were approximately $2.2 million for the six months ended June 30, 2016 compared to $2.1 million for the six months ended June 30, 2015, representing an increase of approximately $0.2 million, or 9%. The increase was primarily due to higher volume for our oncology stem cell processing services.

Operating Costs and Expenses

 For the three months ended June 30, 2016, operating costs and expenses totaled $15.8 million compared to $31.5 million for the three months ended June 30, 2015, representing a decrease of $15.8 million, or 50%. Operating costs and expenses were comprised of the following:

•
Cost of revenues were approximately $7.1 million for the three months ended June 30, 2016 compared to $5.8 million for the three months ended June 30, 2015, representing an increase of $1.3 million, or 22%. Overall, gross margin for the three months ended June 30, 2016 was $1.2 million, or 15%, compared to $0.1 million, or 1% for the three months ended June 30, 2015. Gross margin percentages generally will increase/decrease as Clinical Services revenue increases/

Index

decreases. However, gross margin percentages will also fluctuate from period to period due to the mix of service and reimbursable revenues and costs.

•
Research and development expenses were approximately $4.0 million for the three months ended June 30, 2016 compared to $7.6 million for the three months ended June 30, 2015, representing a decrease of approximately $3.6 million, or 47%.

◦
Immune Modulation - Immune modulation expenses, including our recently initiated Phase 2 T1D, were $1.8 million for the three months ended June 30, 2016, representing an increase of $0.7 million compared to the three months ended June 30, 2015.

◦
Immuno-oncology - Immuno-oncology expenses, which are primarily associated with the close-out activities for the Intus Phase 3 clinical trial for the immunotherapy product candidate CLBS20, were $1.2 million for the three months ended June 30, 2016, representing a decrease of $2.0 million compared to the three months ended June 30, 2015. In January 2016, we discontinued the clinical development of CLBS20. Accordingly, we expect expenses to decrease to zero as close-out activities are completed.

◦
Ischemic Repair - Ischemic repair expenses were $0.8 million for the three months ended June 30, 2016, representing a decrease of approximately $1.1 million compared to the three months ended June 30, 2015. The decrease is primarily due to lower program expenses associated with the decision to only conduct clinical study activity for a critical limb ischemia development program in Japan with a partner, and lower expenses associated with the close-out activities of the PreSERVE-AMI Phase 2 study for CLBS10. Expenses associated with CLBS10 are expected to decrease to zero as close-out activities are completed.

◦
Other - Other research and development expenses were $0.3 million for the three months ended June 30, 2016, representing a decrease of approximately $1.2 million compared to the three months ended June 30, 2015. The decrease was primarily due to approximately $1.1 million of lower equity-based compensation expenses during the three months ended June 30, 2016 compared to the prior year.

•
Impairment of intangible assets for the three months ended June 30, 2015 relates to the full impairment of IPR&D associated with CLBS10 valued at $9.4 million, based on the Company's decision that it will not pursue further development of CLBS10 upon completion of the ongoing PreSERVE-AMI Phase 2 clinical study.

•
Selling, general and administrative expenses were approximately $4.7 million for the three months ended June 30, 2016 compared to $8.7 million for the three months ended June 30, 2015, representing a decrease of approximately $4.0 million, or 46%. Equity-based compensation included in selling, general and administrative expenses for the three months ended June 30, 2016 was approximately $0.4 million, compared to approximately $2.9 million for the three months ended June 30, 2015, representing a decrease of $2.5 million. Equity-based compensation expense is expected to fluctuate in future quarters as equity-linked instruments are used to compensate employees, consultants and other service providers. Non-equity-based general and administrative expenses for the three months ended June 30, 2016 were approximately $4.3 million, compared to approximately $5.8 million for the three months ended June 30, 2015, representing a decrease of $1.5 million. The decrease was primarily related to operational and compensation-related cost reductions compared to the prior year period.

For the six months ended June 30, 2016, operating costs and expenses totaled $34.3 million compared to $52.8 million for the six months ended June 30, 2015, representing a decrease of $18.4 million or 35%. Operating costs and expenses were comprised of the following:

•
Cost of revenues were approximately $13.3 million for the six months ended June 30, 2016 compared to $9.2 million for the six months ended June 30, 2015, representing an increase of $4.1 million, or 45%. Overall, gross margin for the six months ended June 30, 2016 was $2.5 million, or 16%, compared to negative gross margin for the six months ended June 30, 2015 of $0.1 million, or 1%. Gross margin percentages generally will increase/decrease as Clinical Service revenue increases/decreases. However, gross margin percentages will also fluctuate from period to period due to the mix of service and reimbursable revenues and costs.

•
Research and development expenses were approximately $9.9 million for the six months ended June 30, 2016 compared to $14.4 million for the six months ended June 30, 2015, representing a decrease of approximately $4.5 million, or 31%.

Index

◦
Immune Modulation - Immune modulation expenses, including our efforts focused on initiating our Phase 2 study of CLBS03 in T1D, were $3.7 million for the six months ended June 30, 2016, representing an increase of $1.4 million compared to the six months ended June 30, 2015.

◦
Immuno-oncology - Immuno-oncology expenses, which are primarily associated with the Intus Phase 3 clinical trial for our lead immunotherapy product candidate CLBS20, were $2.5 million for the six months ended June 30, 2016, representing a decrease of $2.6 million compared to the six months ended June 30, 2015. In January 2016, we discontinued the clinical development of CLBS20. Accordingly, we expect expenses to decrease to zero as close-out activities are completed.

◦
Ischemic Repair - Ischemic repair expenses were $2.0 million for the six months ended June 30, 2016, representing a decrease of approximately $2.5 million compared to the six months ended June 30, 2015. The decrease is primarily due to lower program expenses associated with the decision to only conduct clinical study activity for a critical limb ischemia development program in Japan with a partner, and lower expenses associated with the close-out activities of the PreSERVE-AMI Phase 2 study for CLBS10. Expenses associated with CLBS10 are expected to decrease to zero as close-out activities are completed.

◦
Other - Other research and development expenses were $1.8 million for the six months ended June 30, 2016, representing a decrease of approximately $0.8 million compared to the six months ended June 30, 2015. The decrease was primarily due to approximately $1.4 million of lower equity-based compensation expenses and lower non-core research and development expenses, which was partially offset by $1.2 million in one-time restructuring costs for severance and loss on disposal of assets during the six months ended June 30, 2016 compared to the prior year.

•
Impairment of intangible assets for the six months ended June 30, 2015 relates to the full impairment of IPR&D associated with CLBS10 valued at $9.4 million, based on the Company's decision that it will not pursue further development of CLBS10 upon completion of the ongoing PreSERVE-AMI Phase 2 clinical study.

•
Selling, general and administrative expenses were approximately $11.2 million for the six months ended June 30, 2016 compared to $19.8 million for the six months ended June 30, 2015, representing a decrease of approximately $8.7 million, or 44%. Equity-based compensation included in selling, general and administrative expenses for the six months ended June 30, 2016 was approximately $1.0 million, compared to approximately $6.1 million for the six months ended June 30, 2015, representing a decrease of $5.2 million. Equity-based compensation expense is expected to fluctuate in future quarters as equity-linked instruments are used to compensate employees, consultants and other service providers. Non-equity-based general and administrative expenses for the six months ended June 30, 2016 were approximately $10.2 million, compared to approximately $13.7 million for the six months ended June 30, 2015, representing a decrease of $3.5 million. The decrease was primarily related to operational and compensation-related cost reductions compared to the prior year period.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Other Income (Expense)

Other income, net, for the three and six months ended June 30, 2015 was $5.4 million and $4.8 million, respectively, and primarily relates to changes in the estimated fair value of contingent consideration liabilities. As of December 31, 2015, all estimated fair values of the contingent consideration liabilities were $0, and there were no changes in the estimated fair values for the three and six months ended June 30, 2016.

Interest expense was $0.4 million and $1.3 million for the three and six months ended June 30, 2016, respectively, compared with $0.5 million and $1.1 million for the three and six months ended June 30, 2015, respectively, and is primarily related to interest expense on the loan from Oxford Finance LLC.

Provision for Income Taxes

The provision from income taxes for the three and six months ended June 30, 2016 relates to the taxable temporary differences on the goodwill recognized in the PCT acquisition in 2011, which is being amortized over 15 years for tax purposes.

Index

The benefit from income taxes for the three and six months ended June 30, 2015 relates primarily to the reversal of the deferred tax liability of $3.7 million associated with the impairment of the in process research and development intangible asset valued at $9.4 million, which was partially offset by the taxable temporary differences on the goodwill recognized in the PCT acquisition in 2011, which is being amortized over 15 years for tax purposes.

A tax provision will continue to be recognized each period over the amortization period, and will only reverse when the goodwill is eliminated through a sale, impairment, or reclassification from an indefinite-lived asset to a finite-lived asset.

Analysis of Liquidity and Capital Resources

At June 30, 2016, we had cash and cash equivalents and marketable securities of approximately $17.7 million, working capital of approximately $6.9 million, and stockholders’ equity of approximately $6.1 million.

During the six months ended June 30, 2016, we met our immediate cash requirements through revenue generated from our PCT operations, cash received from the transaction with Hitachi (net of repayments on our long-term debt to Oxford Finance LLC) and existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(14,575.6)	$(21,827.0)
Net cash (used in) provided by investing activities	(1,703.3)	2,233.2
Net cash provided by financing activities	13,660.1	36,631.0

Operating Activities

Our cash used in operating activities in the six months ended June 30, 2016 totaled approximately $14.6 million, which is the sum of (i) our net loss of $19.9 million, adjusted for non-cash expenses totaling $3.3 million (which includes adjustments for equity-based compensation, depreciation and amortization, loss on disposal of assets and deferred tax liabilities), and (ii) changes in operating assets and liabilities providing approximately $2.0 million.

Our cash used in operating activities in the six months ended June 30, 2015 totaled approximately $21.8 million, which is the sum of (i) our net loss of $36.4 million, adjusted for non-cash expenses totaling $10.4 million (which includes adjustments for equity-based compensation, depreciation and amortization, impairments of intangible assets, and changes in acquisition-related contingent consideration liabilities), and (ii) changes in operating assets and liabilities providing approximately $4.2 million.

 Investing Activities

•	During the six months ended June 30, 2016, we spent approximately $1.7 million for property and equipment.

•	During the six months ended June 30, 2015, we spent approximately $1.8 million for property and equipment, and sold (net of purchases) approximately $4.0 million in marketable securities.

Financing Activities

During the six months ended June 30, 2016, our financing activities consisted of the following:

•	Hitachi Chemical purchased a 19.9% membership interest in PCT for $19.4 million.

•
We raised $1.0 million in a private placement through the issuance of 141,844 shares of common stock and two-year warrants to purchase up to an aggregate of 141,844 shares our common stock, at an exercise price of $10.00 per share.

•	Upon execution of the Hitachi Transaction, we paid $6.3 million in principal payments on our long term debt to Oxford Finance LLC.

Index

During the six months ended June 30, 2015, our financing activities consisted of the following:

•
We raised $28.8 million (or $26.5 million in net proceeds after deducting underwriting discounts and commissions and offering expenses) through an underwritten offering of 1.4 million shares of common stock at a public offering price of $20.00 per share.

•	We raised gross proceeds of approximately $9.4 million through the issuance of approximately 296,977 shares of common stock under the provisions of our equity line of credit with Aspire Capital.

Liquidity and Capital Requirements Outlook

Liquidity

We anticipate requiring additional capital to grow the PCT business, to fund the development of CLBS03 and other operating expenses, and to make principal and interest payments on our loan with Oxford Finance. To meet our short and long term liquidity needs, we currently expect to use existing cash balances, our revenue generating activities, and a variety of other means, including our common stock purchase agreements with Aspire Capital. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets. In addition, we will continue to seek as appropriate grants for scientific and clinical studies from various governmental agencies and foundations.

In March 2016, PCT and Caladrius entered into a global collaboration that includes licensing, development and equity, with Hitachi Chemical, a Japanese-based global conglomerate with a growing franchise in life sciences including regenerative medicine ("Hitachi Transaction"), and will receive an aggregate of $25.0 million in cash, of which $22.5 million was received in March 2016, $1.25 million was received in June 2016, and the remainder is expected to be received before the end of 2016. PCT will retain $10.0 million of the $25.0 million proceeds, and Caladrius received $15.0 million of the proceeds.

In March 2016, we entered into a securities purchase agreement with certain investors, pursuant to which we issued and sold in a private placement an aggregate of 141,844 shares of common stock and two-year warrants to purchase up to an aggregate of 141,844 shares of our common stock, at an exercise price of $10.00 per share. The unit purchase price for a share of our common stock and warrant to purchase one share of our common stock was $7.05 per unit, with $1.0 million of gross proceeds received by us. On April 8, 2016, we filed a registration statement on Form S-3 to register the shares of common stock and the shares of common stock issuable upon exercise of the warrants acquired in the private placement, which registration statement became effective on June 7, 2016.

In November 2015, we entered into a common stock purchase agreement with Aspire Capital (the "Aspire Agreement"), whereby we can sell to Aspire Capital, subject to terms and conditions under the Aspire Agreement as well as NASDAQ rules, the lesser of (i) $30 million of Common Stock or (ii) the dollar value of approximately 1.1 million shares of Common Stock based on the market price of the Common Stock at the time of such sale as determined under the Purchase Agreement.

In September 2014, we entered into a Loan and Security Agreement with Oxford Finance LLC and received $15.0 million in gross proceeds. We have been making interest-only payments on the outstanding amount of the loan on a monthly basis at a rate of 8.50% per annum. On March 11, 2016, upon execution of the Hitachi Transaction, the Company and Oxford Finance LLC entered into an amendment to the Loan and Security Agreement whereby (i) the Company paid $7.0 million to Oxford Finance LLC, comprised of principal, interest and early termination fees, (ii) the Company's subsidiaries PCT, PCT Allendale, LLC, and NeoStem Family Storage, LLC (collectively the "Removed Borrowers") were removed as borrowers under the Loan, (iii) Oxford Finance LLC's security interests in any and all assets of the Removed Borrowers were released, (iv) the interest only period on the remaining outstanding Loan balance was extended until January 1, 2017, and (v) in the event the Company receives gross proceeds from the sale or issuance of any equity securities or subordinated debt, or any partnership, licenses, collaboration, dividend, grant or asset sale through March 31, 2017, 20% of such proceeds will be paid to Oxford Finance LLC, up to a $3.0 million total. If 20% of such proceeds in aggregate is less than $3.0 million by March 31, 2017, then the Company will make a lump sum payment equal to the difference by March 31, 2017. The loan matures on September 1, 2018. As of June 30, 2016, the outstanding principal amount under the Loan was $8.7 million.

Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, additional warrant exercises, option exercises, partnerships and/or collaborations, and/or sale of assets. Our history of operating losses and liquidity challenges, may make it difficult for us to raise capital on acceptable terms or at all. The demand

Index

for the equity and debt of biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations.

While we continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital generating efforts may worsen as existing resources are used. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; our stock price may not reach levels necessary to induce option or warrant exercises; and asset sales may not be possible on terms we consider acceptable. If we are unable to access capital necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of CLBS03, and/or the expansion of our business or raise funds on terms that we currently consider unfavorable. The Company's inability to raise additional capital would also raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

Seasonality

We do not believe that our operations are seasonal in nature.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates during the three months ended June 30, 2016, compared to those reported in our 2015 Form 10-K.

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

As of June 30, 2016, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Index

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

CALADRIUS BIOSCIENCES, INC.
August 9, 2016	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: Chief Executive Officer (Principal Executive Officer)
August 9, 2016	By: /s/ Joseph Talamo Name: Joseph Talamo Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Index

CALADRIUS BIOSCIENCES, INC.
FORM 10Q

Exhibit Index

3.1*	Amended and Restated Certificate of Incorporation of Caladrius Biosciences, Inc., as amended, effective July 27, 2016.
3.2*	Amended and Restated By-laws of Caladrius Biosciences, Inc., as amended, effective as of July 27, 2016
10.1*	Amendment to Employment Agreement, dated as of July 25, 2016, by and between the Company and David J. Mazzo, PhD
10.2*	Amendment to Letter Agreement, dated as of July 25, 2016, by and between the Company and Joseph Talamo
10.3*	Amendment to Employment Agreement, dated as of July 25, 2016, by and between the Company and Robert Preti, PhD
10.4*	Amendment to Employment Agreement, dated as of July 25, 2016, by and between the Company and Douglas W. Losordo, MD
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_______________

*	Filed herewith.
**	Furnished herewith.