Form 10-Q
period 2017-03-31
Caladrius Biosciences, Inc.
filed 2017-05-15
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________   to _________________________

Commission File Number 001-33650

CALADRIUS BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-2343568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 ALLEN ROAD, FOURTH FLOOR, BASKING RIDGE, NJ	07920
(Address of principal executive offices)	(zip code)

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
Emerging growth ☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒
8,940,857 Shares, $0.001 Par Value, as of May 10, 2017

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

Index

EXPLANATORY NOTE

Unless stated otherwise, the information contained in these consolidated financial statements gives retroactive effect to a one-for-ten reverse stock split of Caladrius Biosciences, Inc.'s (the "Company’s") common stock effected on July 28, 2016. See Note 1 of the consolidated financial statements for further information.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report (this "Quarterly Report") contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance, levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:

•
potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed sale pursuant to which Hitachi Chemical Co. America, Ltd. agreed to acquire the 80.1% membership interest in PCT, LLC, a Caladrius Company that it does not already own from us for $75.0 million in cash, subject to adjustment (as described more fully below, the “Sale”);

•	unexpected costs, charges or expenses relating to or resulting from the Sale;

•	litigation or adverse judgments relating to the Sale;

•
risks relating to the completion of the proposed Sale, including the risk that the required stockholder vote might not be obtained in a timely manner or at all, or other conditions to the completion of the Sale not being satisfied;

•	any difficulties associated with requests or directions from governmental authorities resulting from their review of the Sale, including the expiration of the HSR Act waiting period;

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

•	our ability to satisfy our obligations under our loan agreement; and

•	other factors discussed in "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 16, 2017 (our "2016 Form 10-K").

The factors discussed herein, including those risks described in "Item 1A. Risk Factors" and elsewhere in our 2016 Form 10-K and in our other periodic filings with the SEC, which are available for review at www.sec.gov, could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Except as required by law, we

Index

undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

Index

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$11,997,606	$14,705,008
Accounts receivable, net of allowances of $0 at March 31, 2017 and December 31, 2016, respectively	3,168,756	2,891,723
Deferred costs	3,538,641	3,582,298
Prepaid and other current assets	3,228,845	3,469,932
Total current assets	21,933,848	24,648,961
Property, plant and equipment, net	16,760,376	17,149,241
Goodwill	7,013,315	7,013,315
Intangible assets, net	2,165,380	2,307,880
Other assets	655,503	713,451
Total assets	$48,528,422	$51,832,848
LIABILITIES, REDEEMABLE SECURITIES - NON-CONTROLLING INTERESTS AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$3,578,045	$4,366,753
Accrued liabilities	5,061,813	6,062,569
Advance payment received from potential PCT sale	5,000,000	—
Long-term debt, current	3,193,365	3,126,457
Notes payable, current	1,014,495	847,327
Unearned revenues, current	5,364,662	5,098,193
Total current liabilities	23,212,380	19,501,299
Deferred income taxes	1,120,231	1,070,700
Notes payable	215,985	292,217
Unearned revenues - long-term	4,447,397	4,587,397
Long-term debt	1,701,022	2,524,897
Other long-term liabilities	407,241	389,858
Total liabilities	$31,104,256	$28,366,368
Commitments and Contingencies
Redeemable Securities - Non-Controlling Interests	19,400,000	19,400,000
EQUITY
Stockholders' Equity (Deficit)
Preferred stock, authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 1 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at March 31, 2017 and December 31, 2016	100	100
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 8,953,312 and 8,205,791 shares, at March 31, 2017 and December 31, 2016, respectively	8,953	8,206
Additional paid-in capital	414,056,246	410,372,049
Treasury stock, at cost; 11,080 shares at March 31, 2017 and December 31, 2016, respectively	(707,637)	(707,637)
Accumulated deficit	(414,148,636)	(404,788,809)
Total Caladrius Biosciences, Inc. stockholders' equity (deficit)	(790,974)	4,883,909
Noncontrolling interests	(1,184,860)	(817,429)
Total equity (deficit)	(1,975,834)	4,066,480
Total liabilities, redeemable securities - non-controlling interests, and equity (deficit)	$48,528,422	$51,832,848
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$7,922,667	$7,489,479

Costs and expenses:
Cost of revenues	8,042,265	6,228,256
Research and development	3,462,905	5,876,178
Selling, general, and administrative	5,949,180	6,458,331
Total operating costs and expenses	17,454,350	18,562,765

Operating loss	(9,531,683)	(11,073,286)

Other income (expense):
Other income (expense), net	(44,395)	5,685
Interest expense	(167,715)	(926,817)
	(212,110)	(921,132)

Loss before provision for income taxes and noncontrolling interests	(9,743,793)	(11,994,418)
Provision for income taxes	49,531	53,378
Net loss	(9,793,324)	(12,047,796)

Less - loss attributable to noncontrolling interests	(433,497)	(66,879)
Net loss attributable to Caladrius Biosciences, Inc. common stockholders	$(9,359,827)	$(11,980,917)

Basic and diluted loss per share attributable to Caladrius Biosciences, Inc. common stockholders	$(1.12)	$(2.09)
Weighted average common shares outstanding	8,386,903	5,738,044

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(9,793,324)	$(12,047,796)

Other comprehensive loss:
Available for sale securities - net unrealized loss	—	(486)
Total other comprehensive loss	—	(486)

Comprehensive loss	(9,793,324)	(12,048,282)

Comprehensive loss attributable to noncontrolling interests	(433,497)	(66,879)

Comprehensive loss attributable to Caladrius Biosciences, Inc. common stockholders	$(9,359,827)	$(11,981,403)

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	10,000	$100	5,673,302	$5,673	$396,547,401	$486	$(372,132,490)	$(707,637)	$23,713,533	$(429,709)	$23,283,824
Net loss	—	—	—	—	—	—	(11,980,917)	—	(11,980,917)	(66,879)	(12,047,796)
Unrealized gain/loss on marketable securities	—	—	—	—	—	(486)	—	—	(486)	—	(486)
Share-based compensation	—	—	92,181	92	851,153	—	—	—	851,245	—	851,245
Net proceeds from issuance of common stock	—	—	146,844	147	1,096,061	—	—	—	1,096,208	—	1,096,208
Change in Ownership in Subsidiary	—	—	—	—	(17,815)	—	—	—	(17,815)	17,815	—
Balance at March 31, 2016	10,000	$100	5,912,327	$5,912	$398,476,800	$—	$(384,113,407)	$(707,637)	$13,661,768	$(478,773)	$13,182,995

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	10,000	$100	8,205,790	$8,206	$410,372,049	$—	$(404,788,809)	$(707,637)	$4,883,909	$(817,429)	$4,066,480
Net loss	—	—	—	—	—	—	(9,359,827)	—	(9,359,827)	(433,497)	(9,793,324)
Share-based compensation	—	—	113,287	113	509,437	—	—		509,550	—	509,550
Net proceeds from issuance of common stock	—	—	634,235	634	3,240,826	—	—	—	3,241,460	—	3,241,460
Change in Ownership in Subsidiary	—	—	—	—	(66,066)	—	—	—	(66,066)	66,066	—
Balance at March 31, 2017	10,000	$100	8,953,312	$8,953	$414,056,246	$—	$(414,148,636)	$(707,637)	$(790,974)	$(1,184,860)	$(1,975,834)

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(9,793,324)	$(12,047,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	533,198	851,246
Depreciation and amortization	655,340	737,158
Loss on disposal of assets	47,301	591,307
Deferred income taxes	49,531	53,378
Changes in operating assets and liabilities:
Prepaid and other current assets	241,087	(116,610)
Accounts receivable	(277,033)	(46,730)
Deferred costs	43,657	(1,074,435)
Unearned revenues	126,468	3,069,840
Other assets	57,968	81,754
Accounts payable, accrued liabilities and other liabilities	(1,772,101)	(127,410)
Net cash used in operating activities	(10,087,908)	(8,028,298)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(171,276)	(1,044,827)
Net cash used in investing activities	(171,276)	(1,044,827)
Cash flows from financing activities:
Proceeds from exercise of options	—	—
Proceeds from exercise of warrants	—	—
Tax withholding payments on net share settlement equity awards	(23,647)	—
Net proceeds from issuance of common stock	3,241,460	1,096,208
Repayment of long-term debt	(756,966)	(6,348,646)
Proceeds from notes payable	400,998	368,615
Repayment of notes payable	(310,063)	(335,297)
Advance payment received from potential PCT sale	5,000,000	—
Sale of ownership interest in subsidiary	—	19,400,000
Net cash provided by financing activities	7,551,782	14,180,880
Net (decrease) increase in cash and cash equivalents	(2,707,402)	5,107,755
Cash and cash equivalents at beginning of period	14,705,008	20,318,411
Cash and cash equivalents at end of period	$11,997,606	$25,426,166

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$130,204	$973,729

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – The Business

Overview

Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”), is a company developing cellular therapeutics to treat certain diseases. We leverage specialized cell therapy clinical development expertise to select and develop early-stage cell therapy candidates with the intention of partnering these candidates post proof-of-concept in humans. Our current lead product candidate, CLBS03, is an autologous polyclonal T regulatory cell ("Treg") clinical phase 2 therapy targeting children aged 8-17 with recent-onset type 1 diabetes mellitus ("TID"). Our subsidiary, PCT, LLC, a Caladrius CompanyTM ("PCT"), is a well-known provider of development and manufacturing services to the cell and cell-based gene therapy industry. PCT has significant cell therapy-specific experience and expertise, an expansive list of noteworthy clients and significant revenue growth over the past three years. Notably, PCT and Hitachi Chemical Co. America, Ltd. ("Hitachi America") and Hitachi Chemical Co., Ltd. ("Hitachi and, together with Hitachi America, "Hitachi Chemical") are engaged in a strategic collaboration to accelerate the creation of a global commercial cell therapy development and manufacturing enterprise with deep engineering expertise.

Proposed Sale of Remaining Interest in PCT to Hitachi America
On March 16, 2017 (the "Effective Date"), Caladrius entered into an interest purchase agreement (the "Purchase Agreement"), by and among Caladrius, PCT and Hitachi America, pursuant to which Hitachi America agreed to acquire the 80.1% membership interest in PCT that it does not already own from Caladrius for $75.0 million in cash (the "Sale"), subject to potential adjustment, including based on PCT’s cash and outstanding indebtedness as of the closing of the Sale, a potential future milestone payment of $5.0 million based on PCT's revenue in 2017-2018 and certain transaction expenses (the "Purchase Price"). Pursuant to the terms of the Purchase Agreement, on the Effective Date, Hitachi America paid Caladrius $5.0 million of the Purchase Price (the "Initial Payment"). At the closing of the Sale (the "Closing"), an additional $5.0 million of the Purchase Price will be deposited into an escrow account to cover potential indemnification claims against Caladrius. The Closing is subject to customary closing conditions, including approval of Caladrius’ stockholders, and is expected to occur in May 2017. However, we cannot provide assurance as to when the Sale will be completed, or whether it will be completed at all.
As part of the Purchase Price, Hitachi will pay Caladrius $5.0 million (the "Milestone Payment") if PCT achieves $125.0 million in Cumulative Revenue (excluding clinical service reimbursables) (the “Milestone”) for the period from January 1, 2017 through December 31, 2018. For purposes of the Milestone Payment, “Cumulative Revenue” will be calculated based on PCT’s revenue from all customers (including Caladrius and its subsidiaries) in accordance with the financial accounting and reporting standards set forth in the statements and pronouncements of the Financial Accounting Standards Board ("FASB"), consistently applied.
PCT is a well-known cell therapy development and manufacturing provider (often called a contract development and manufacturing organization, or "CDMO"), specializing in cell and cell-based gene therapies. PCT offers high-quality development and manufacturing capabilities (e.g., current Good Manufacturing Practice ("cGMP") manufacturing systems and facilities), quality systems, cell and tissue processing, logistics, storage and distribution) and engineering solutions (e.g., process and assay development, optimization and automation) to clients with therapeutic candidates at all stages of development. PCT produces clinical supplies and expects to produce commercial product for its clients in the future. Following completion of the Sale, we will no longer be involved in the CDMO business, but will continue to develop cell therapy product candidates (the "Retained Business").
CLBS03

We are developing strategically, through the utilization of our core development and manufacturing expertise, a product candidate that is an innovative therapy for TID. This therapy is based on a proprietary platform technology for immunomodulation. We have selected as an initial target the unmet medical need of patients who are newly diagnosed with T1D, most of whom will be below the age of 18. This program is based on the use of Tregs to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg number and function. Tregs are a natural part of the human immune system and regulate the activity of T effector cells; the cells that are responsible for protecting the body from pathogens and foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by T effector cells. In autoimmune disease, however, it is thought that deficient Treg activity and numbers permit the T effector cells to attack the body's own beneficial cells. In the case of T1D, the beta cells in the pancreas are attacked thereby reducing and/or eliminating over time the patient's ability to produce insulin. Insulin is necessary to regulate sugar metabolism and maintain proper sugar levels in the blood. Inconsistent or unnatural insulin levels can lead to many complications, including blindness, vascular disease and, if no insulin supplement is provided, even death. There are currently no curative treatments, only lifelong insulin therapy, which therapy

Index

often does not prevent serious co-morbidities. Two Phase 1 clinical trials of this technology in T1D demonstrated safety and tolerance, feasibility of manufacturing, an implied durability of effect as well as an early indication of potential therapeutic effect through the preservation of beta cell function. In the first quarter of 2016, we commenced patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2 prospective, randomized, placebo-controlled, double-blind clinical trial (the "TRex Study") to evaluate the safety and efficacy of CLBS03 in adolescents with recent onset TID. In October 2016, we received a satisfactory safety evaluation by our independent Data Safety Monitoring Board based on safety data then available from the first 19 patients enrolled in the trial. A subsequent interim analysis of early therapeutic effect is planned after approximately 50% of patients reach the six-month follow-up milestone, which analysis is expected in late 2017 or early 2018. We entered into a strategic collaboration with Sanford Research to support the execution of this trial. Sanford Research is a U.S.-based non-profit research organization that supports an emerging translational research center focused on finding a cure for T1D. On February 23, 2017, the California Institute for Regenerative Medicine ("CIRM") awarded us funds of up to $12.2 million to support the T-Rex Study. The funding will be based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. We received $5.7 million in initial funding on May 4, 2017. CLBS03 has been granted Fast Track and orphan drug designations from the U.S. Food and Drug Administration ("FDA") as well as Advanced Therapeutic Medicinal Product ("ATMP") classification from the European Medicines Agency ("EMA").

Ischemic Repair (CD34 Cell Technology)
Our CD34 cell technology has led to the development of therapeutic candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34 cells, we seek to promote the development and formation of new blood vessels and thereby increase blood flow to the impacted area. We believe that conditions caused by underlying ischemic injury can be improved through our CD34 cell technology, including critical limb ischemia ("CLI"). Published reports in Circulation Cardiovascular Interventions, Atherosclerosis, Stem Cells and Circulation Journal, provide preliminary evidence that CD34 cell therapy is safe and can exert significant therapeutic effects in patients with CLI, a condition in which blood flow to the legs is severely impaired, causing pain and non-healing ulcers and, ultimately, potentially resulting in the need for amputation. Our Clinical Trial Notification for a pivotal Phase 2 trial investigating CLBS12 (a candidate for CLI) was submitted to the Japanese Pharmaceutical and Medical Device Agency ("PMDA") and was cleared to proceed. The protocol design was agreed with PMDA and, if successful, could provide the basis for conditional approval under Japan's favorable regenerative medicine law. We are seeking to collaborate on CLBS12 with development and/or manufacturing partners. Furthermore, we submitted grant applications in an effort to seek non-dilutive financing to investigate the CD34 technology for additional clinical indications in the United States and expect to learn the results of those applications in the first half of 2017.
We intend to develop this platform if capital becomes available through grants, partnerships or licensing, as well as potentially using reasonable amounts of our own capital as it becomes available.
Additional Out-licensing Opportunities

Our broad intellectual property portfolio of cell therapy assets includes notable programs available for out-licensing in order to continue their clinical development. These include additional indications for our Treg product, additional indications for our CD34 cell technology and a platform using tumor cell/dendritic cell technology for immuno-oncology application. The immuno-oncology program has the benefit of promising Phase 2 clinical data and applicability to multiple indications. This platform is based on our extensive intellectual property portfolio. In 2016, we completed multiple out-licensing agreements for this and other technology platforms in an effort to monetize non-core assets.

Our long-term strategy focuses on advancing cell-based therapies to the market and assisting patients suffering from life-threatening medical conditions. We believe that we are positioned to realize potentially meaningful value increases within our own proprietary pipeline based on demonstration of proof-of-concept in man as well as process and manufacturing advancements.

Cell Therapy Development and Manufacturing

PCT is a well-known CDMO, specializing in cell and cell-based gene therapies. PCT offers high-quality development and manufacturing capabilities (e.g., cGMP manufacturing systems and facilities, quality systems, cell and tissue processing, logistics, storage and distribution) and engineering solutions (e.g., process and assay development, optimization and automation) to clients with therapeutic candidates at all stages of development. PCT produces clinical supplies and ultimately, intends also to produce commercial product for its clients. PCT has worked with over 100 clients and produced over 20,000 cell therapy products since it was founded 18 years ago. PCT’s manufacturing services are designed to reduce the capital investment and time required by clients to advance their development programs compared to conducting process development and manufacturing in-house. PCT has demonstrated regulatory expertise, including the support of over 50 U.S. and European Union ("EU") regulatory filings for

Index

clients and expertise across multiple cell types and therapeutic applications, including immunotherapy (e.g. CAR-T therapies), neuro/endocrine therapies, hematopoietic replacement and tissue repair/regeneration. PCT offers a complete development pathway for its clients, with services supporting preclinical through commercial phase, all underpinned by timely process optimization and automation support. PCT currently operate facilities qualified under cGMPs in each of Allendale, New Jersey and Mountain View, California, including EU-compliant production capacity in the Allendale facility. On March 11, 2016, PCT entered into a technology license agreement with Hitachi (the "Hitachi License Agreement") to accelerate the creation of a global commercial cell therapy development and manufacturing enterprise with deep engineering expertise, at which time Caladrius sold 19.9% of its ownership stake in PCT to Hitachi. As discussed above, on March 16, 2017, we entered into the Purchase Agreement to sell our remaining 80.1% membership interest in PCT to Hitachi America for the Purchase Price.

Financial Information & Liquidity
Liquidity (assuming the Sale Closes in the Second Quarter of 2017) - see Note 3
The Sale may constitute the sale of substantially all of the Company's property and assets under Delaware law, and the Company, is therefore, seeking the approval of the Sale by the Company's stockholders which is scheduled to occur on May 16, 2017. The Company received the Initial Payment in the first quarter of 2017. If the Sale closes, the Company expects to receive the remainder of the Purchase Price (other than the $5.0 million paid into escrow and the milestone payment) in the second quarter of 2017. We believe that the expected cash on hand from the Sale will enable us to fund the development of CLBS03 and other operating expenses for at least the next 12 months following the issuance of our financial statements, as well as to repay our outstanding loan with Oxford Finance LLC in 2017.
We cannot provide assurance as to when the Sale will be completed, or whether it will be completed at all. In addition, if the Purchase Agreement is terminated under certain circumstances, Caladrius will be required to repay the $5.0 million Initial Payment and pay a termination fee of $5.0 million. If such payments are not made within 90 days, Hitachi America's membership interest in PCT will increase from 19.9% to 32.2%. If the Purchase Agreement is terminated under certain other circumstances, Caladrius will be required to return the $5.0 million Initial Payment, and, if it does not do so within 90 days, Hitachi America's membership interest in PCT will increase from 19.9% to 26.0%. Each of these scenarios could have adverse effects on our business, results of operations and the trading price of our common stock.
Liquidity (assuming Sale Does Not Close)
During the three months ended March 31, 2017, the Company incurred a net loss of $9.8 million and used $10.1 million of net cash in operating activities. As of March 31, 2017, the Company's accumulated deficit was $414.1 million. We anticipate requiring additional capital in order to grow our PCT business, to fund the development of CLBS03, to fund other operating expenses, and to make principal and interest payments on our loan with Oxford Finance LLC. To meet our short and long term liquidity needs, we currently expect to use existing cash and cash equivalents balances, our revenue generating activities and a variety of other means, including our common stock purchase agreements with Aspire Capital Fund, LLC ("Aspire") (see Note 12). Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, option exercises, partnerships and/or collaborations and/or sale of assets. In addition, we will continue to seek as appropriate grants for scientific and clinical studies from various governmental agencies and foundations. While we continue to seek capital through a number of means, there can be no assurance that additional financing will be available to us on acceptable terms, if at all. If we are unable to access capital necessary to meet our liquidity needs, we may have to delay or discontinue the development of CLBS03, and/or the expansion of our business or raise funds on terms that we may consider unfavorable.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern for at least the next 12 months following the issuance of these financial statements; however, the above conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverabilty and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2017 and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended

Index

December 31, 2016 and 2015 included in our 2016 Form 10-K. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company makes critical estimates and assumptions in determining the fair values of goodwill for potential goodwill impairments, useful lives of our long lived assets, allowances for doubtful accounts, and stock-based awards values. Accordingly, actual results could differ from those estimates and assumptions.

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

Entity	Percentage of Ownership	Location
Caladrius Biosciences, Inc.	100%	United States of America
Amorcyte, LLC	100%	United States of America
NeoStem Oncology, LLC	100%	United States of America
Athelos Corporation (1)	98.4%	United States of America
PCT, LLC, a Caladrius Company (2)	80.1%	United States of America
NeoStem Family Storage, LLC (2)	80.1%	United States of America
PCT Allendale, LLC (2)	80.1%	United States of America
_________________________________________________________________
(1) As of March 31, 2017, Becton Dickinson's ownership interest was 1.6%.
(2) As of March 31, 2017, Hitachi's ownership interest was 19.9% (see Note 3).

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our 2016 Form 10-K. There were no changes to these policies during the three months ended March 31, 2017.

Concentration of Risks
We are subject to credit risk from our portfolio of cash and cash equivalents. Under our investment policy, we limit amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. Cash is held at major banks in the United States. Therefore, the Company is not exposed to any significant concentrations of credit risk from these financial instruments. The goals of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements, and a competitive after-tax rate of return.
We are also subject to credit risk from our accounts receivable related to our services. The majority of our trade accounts receivable arises from services in the United States.
For the three months ended March 31, 2017, the three largest customers represented 59% of total revenues recognized, the largest of which was 23%. As of March 31, 2017, three customers represented 66% of our accounts receivable, the largest of which was 32%.

Share-Based Compensation

Index

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

The Company reviews goodwill at least annually, or at the time a triggering event is identified for possible impairment. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company tests its goodwill each year on December 31. The Company reviews the carrying value of goodwill utilizing an income approach model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. In accordance with its accounting policy, the Company tested goodwill for impairment as of December 31, 2016 and concluded there was no goodwill impairment.

Long-Lived Assets

Long-lived assets consist of customer lists, manufacturing technology, tradenames, patents and rights, as well as property, plant and equipment. The assets are amortized on a straight line basis over their respective useful lives. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and/or its eventual disposition, and recognize an impairment loss, if any. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No triggering events were noted in the quarters ended March 31, 2017 or March 31, 2016 that would require interim impairment assessment.

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

Index

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

Clinical Services Reimbursements: The Company separately charges the customers for the expenses associated with certain consumable resources (reimbursable expenses) that are specified in each clinical services contract. On a monthly basis, the Company bills customers for reimbursable expenses and immediately recognizes these billings as revenue, as the revenue is deemed earned as reimbursable expenses are incurred. For the three months ended March 31, 2017 and 2016, clinical services reimbursements were $1.7 million and $1.3 million, respectively.

Processing and Storage Services: The Company recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed which is approximately twenty-four hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advance payments.

License Fees: PCT and Hitachi Chemical also entered into an exclusive license agreement for Asia pursuant to which PCT received $5.6 million from Hitachi Chemical in 2016.  PCT licensed to Hitachi Chemical certain cell therapy technology and know-how (including an exclusive license to use the PCT brand in Asia) and agreed to provide Hitachi Chemical with certain training and support.  As additional consideration, Hitachi Chemical will pay PCT royalties on contract revenue generated in Asia for a minimum of ten years. The initial term of the Hitachi License Agreement is ten years and may be automatically extended for successive additional two year terms. The Company recognizes the payments as revenue on a straight-line basis over the initial ten-year term. For the three months ended March 31, 2017 and 2016, the Company recognized $0.14 million and $0.02 million of license fee revenue, respectively. As of March 31, 2017, $0.6 million of Hitachi license fees were included in unearned revenue, and $4.4 million was included in unearned revenue - long-term.

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

Index

operations is currently being evaluated. The impact of the ASU is non-cash in nature and will not affect the Company’s cash position.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The guidance will be applied prospectively, retrospectively, or by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, dependent upon the specific amendment that is adopted within the ASU. The adoption of this new guidance did not have a material effect on the consolidated results of operations, cash flows, and financial position.

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

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized as current period income tax expense or benefit at the transaction date and removes the option to defer and amortize the consolidated tax consequences of intra-entity transfers. The new standard will be effective on January 1, 2018 and will be adopted using a modified retrospective approach which requires a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is permitted at the beginning of a fiscal year. The Company is currently evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

Note 3 – Collaboration and License Agreement

March 2016 Hitachi Transaction

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

PCT and Hitachi also entered into an exclusive license agreement for the acceleration of the creation of a global commercial cell therapy development and manufacturing expertise in Asia pursuant to which PCT received $5.6 million from Hitachi in 2016. PCT licensed certain cell therapy technology and know-how (including an exclusive license in Asia) and agreed to provide Hitachi Chemical with certain training and support.  As additional consideration, Hitachi Chemical will pay PCT royalties on contract revenue generated in Asia for a minimum of ten years.

Lastly, as part of the transaction, PCT and Hitachi Chemical agreed to explore the possibility of pursuing a collaboration in cell therapy contract development and manufacturing in Europe.

2017 Hitachi Transaction

On March 16, 2017, Caladrius entered into the Purchase Agreement, by and among Caladrius, PCT and Hitachi America, pursuant to which Hitachi America has agreed to acquire the 80.1% membership interest in PCT that it does not already own from Caladrius for $75.0 million in cash, subject to potential adjustment, based on PCT’s cash and outstanding indebtedness as of the closing of the transaction, a potential future milestone payment of $5.0 million based on PCT's revenue in 2017-2018 and certain transaction expenses. Pursuant to the terms of the Purchase Agreement, Hitachi America paid Caladrius $5.0 million in March 2017 as an advance payment pending shareholder approval of the transaction, expected to occur on May 16, 2017, and other closing conditions included in the Purchase Agreement. Upon closing of the Sale this $5.0 million advance payment, which is included in the liability section of the balance sheet as an Advance Payment Received From Potential PCT Sale, will be applied toward the total $75.0 million purchase consideration. At the closing of the Sale, Caladrius will receive $65.0 million, with $5.0 million of the purchase consideration to be deposited into an escrow account to cover potential indemnification claims against Caladrius.

Index

As part of the Purchase Price, Hitachi will pay Caladrius the $5.0 million Milestone Payment if PCT achieves $125.0 million in cumulative revenue (excluding clinical service reimbursables) for the period from January 1, 2017 through December 31, 2018. For purposes of the Milestone Payment, cumulative revenue will be calculated based on PCT’s revenue from all customers (including Caladrius and its subsidiaries) in accordance with the financial accounting and reporting standards set forth in the statements and pronouncements of the FASB, consistently applied.

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

Concurrent with the signing of the Purchase Agreement, on March 16, 2017, Caladrius entered into a Retention and Incentive Agreement with Robert A. Preti, a former Caladrius director and a co-founder and the President of PCT, (the “Retention Agreement”). The Retention Agreement supersedes all prior agreements and understandings between Dr. Preti and Caladrius regarding the subject matter of the Retention Agreement. Among other things, the Retention Agreement provides for:

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

Note 4 – Available-for-Sale-Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	March 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$1,430.4	$—	$—	$1,430.4	$4,426.8	$—	$—	$4,426.8
Municipal debt securities	—	—	—	—	—	—	—	—
Total	$1,430.4	$—	$—	$1,430.4	$4,426.8	$—	$—	$4,426.8

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale debt securities on our Consolidated Balance Sheets (in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$1,430.4	$4,426.8
Total	$1,430.4	$4,426.8

Index

The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	March 31, 2017
	Amortized Cost	Estimated Fair Value
Less than one year	$1,430.4	$1,430.4
Greater than one year	—	—
Total	$1,430.4	$1,430.4

Note 5 – Deferred Costs

Deferred costs, representing work in process for costs incurred on process development contracts that have not been completed, were $3.5 million and $3.6 million as of March 31, 2017 and December 31, 2016, respectively. The Company also has deferred revenue of approximately $4.3 million and $4.0 million of advance billings received as of March 31, 2017 and December 31, 2016, respectively, related to these contracts.

Note 6 – Loss Per Share

For the three months ended March 31, 2017 and 2016, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of loss per share as they are anti-dilutive. At March 31, 2017 and 2016, the Company excluded the following potentially dilutive securities:

	March 31
	2017	2016
Stock Options	1,133,459	722,708
Warrants	336,062	460,547
Restricted Shares	132,726	53,935

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

The Company had no financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017, and December 31, 2016.

Note 8 – Goodwill and Other Intangible Assets

Index

The Company's goodwill was $7.0 million as of March 31, 2017 and December 31, 2016. All goodwill resides in the PCT reporting unit.

The Company's intangible assets and related accumulated amortization as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

		March 31, 2017			December 31, 2016
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	10 years	$1,000.0	$(620.1)	$379.9	$1,000.0	$(595.1)	$404.9
Manufacturing technology	10 years	3,900.0	(2,418.4)	1,481.6	3,900.0	(2,320.9)	1,579.1
Tradename	10 years	800.0	(496.1)	303.9	800.0	(476.1)	323.9
Total intangible assets		$5,700.0	$(3,534.6)	$2,165.4	$5,700.0	$(3,392.1)	$2,307.9

Total intangible amortization expense was classified in the operating expense categories for the periods included below as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$78.6	$79.6
Research and development	18.9	17.9
Selling, general and administrative	45.0	45.0
Total	$142.5	$142.5

Estimated intangible amortization expense for the succeeding five years is as follows (in thousands):

2017	$427.5
2018	570.0
2019	570.0
2020	570.0
Thereafter	27.9
Total	$2,165.4

Note 9 – Accrued Liabilities

Accrued liabilities as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017	December 31, 2016
Salaries, employee benefits and related taxes	$2,759.4	$4,209.7
Professional fees	730.0	224.5
Other	1,572.4	1,628.4
Total	$5,061.8	$6,062.6

Note 10 – Debt

Notes Payable

As of March 31, 2017 and December 31, 2016, the Company had notes payable of approximately $1.2 million and $1.1 million, respectively. The notes relate to certain insurance policies and equipment financings, require monthly payments, and mature within one to three years.

Index

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

On March 11, 2016, upon the sale of a 19.9% membership interest in PCT to Hitachi America and our entry into a technology license agreement with Hitachi America (collectively, the “March 2016 Hitachi Transaction”), the Company and the Lender entered into an amendment to the Loan and Security Agreement whereby (i) the Company paid $7.0 million to Lender, comprising principal, interest and early termination fees, (ii) the Company's subsidiaries PCT, PCT Allendale, LLC, and NeoStem Family Storage, LLC (collectively the "Removed Borrowers") were removed as borrowers under the Loan, (iii) Lender's security interests in any and all assets of the Removed Borrowers were released, (iv) the interest only period on the remaining outstanding Loan balance was extended until January 1, 2017, and (v) in the event the Company received gross proceeds from the sale or issuance of any equity securities or subordinated debt, or any partnership, licenses, collaboration, dividend, grant or asset sale through March 31, 2017, 20% of such proceeds will be paid to Lender, up to a $3.0 million maximum as additional partial repayment of Loan. On September 14, 2016, concurrent with the Company's September 2016 Registered Direct Offering and Concurrent Private Placement (see Note 12), the Company repaid $3.0 million of such proceeds to the Lender. The outstanding balance was approximately $4.9 million and $5.7 million at March 31, 2017 and December 31, 2016, respectively, of which $3.2 million is payable within twelve months as of March 31, 2017.

The Company was making interest-only payments on the outstanding amount of the Loan on a monthly basis at a rate of 8.50% per annum through December 31, 2016. Commencing on January 1, 2017, the Company began making 21 consecutive monthly payments of principal and interest. The Loan matures on September 1, 2018. At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest), subject to a prepayment fee that is determined based on the date the loan is prepaid. The Company is also required to pay Lender a final payment fee equal to 8% of the Loan. The final payment fee will be amortized to interest expense throughout the life of the Loan using the effective interest rate method. The Company paid a facility fee in the amount of $100,000 in connection with the Loan.

Under the Loan and Security Agreement, the Lender holds a security interest ("Lenders' Security Interest") in all of the Company’s property, excluding the security interests in any and all assets of the Removed Borrowers, and excluding intellectual property and certain other assets and exemptions. The Lender also holds a security interest in the shares owned by the Company in the Company’s subsidiaries. The Loan and Security Agreement restricts the ability of the Company to: (a) convey, lease, sell, transfer or otherwise dispose of any part of Lenders' Security Interest and (b) incur any additional indebtedness. The Loan and Security Agreement provides for standard indemnification of Lender and contains representations, warranties and certain covenants of the Company. Upon the occurrence of an event of default by the Company under the Loan and Security Agreement, Lender will have customary acceleration, collection and foreclosure remedies. There are no financial covenants associated to the Loan and Security Agreement. As of March 31, 2017, the Company was in compliance with all covenants under the Loan and Security Agreement.

Estimated future principal payments due under the Loan and Security Agreement are as follows:

Years Ending December 31,	(in thousands)
2017	$2,369.5
2018	2,524.9
Total	$4,894.4

During the three months ended March 31, 2017 and March 31, 2016, the Company recognized $0.1 million and $0.3 million of interest expense, respectively, related to the Loan and Security Agreement.

Note 11 – Redeemable Securities

Under the Hitachi Transaction (see Note 3), Hitachi may, at any time following the tenth anniversary of the March 2016 Hitachi Transaction closing date on March 11, 2016, have the right on one occasion to require Caladrius or PCT to purchase all or some of the equity securities in PCT then held by Hitachi ("Hitachi Put Right") for an amount equal to the lower of (i) the fair market value of the Hitachi equity holdings and (ii) the original purchase price paid of $19.4 million on March 11, 2016 for its

Index

19.9% ownership interest, plus interest at a rate of 2.0% per annum compounded annually; provided, however, that if Hitachi ownership interests increases subsequent to its initial ownership interest, and it offers to sell its equity holdings in excess of 21% of PCT’s outstanding equity securities, then the Company shall be required to purchase all such equity holdings of Hitachi but in no event shall the aggregate purchase price of such Hitachi equity holdings exceed $20.5 million plus interest at the rate of 2.0% per annum compounded annually.

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

In concurrent private placements, on September 14, 2016, the Company entered into Securities Purchase Agreements (each a “Private Placement Purchase Agreement” and, collectively, the “Private Placement Purchase Agreements”) with certain accredited investors (the “Investors”) with whom it had a substantive, pre-existing relationship, including certain existing stockholders, for the sale by the Company of an aggregate of 4,449,153 shares of Common Stock, at a purchase price of $4.72 per share. The investments will be placed in two tranches: (i) $12.6 million upon an initial closing (the “Initial Closing”), and (ii) $8.4 million, subject to certain conditions, including the enrollment of 70 subjects in the Company’s Phase 2 CLBS03 clinical trial, in a second closing (the “Second Closing”). As of March 31, 2017, $6.0 million of the Initial Closing tranche had not been received from a single investor, who was in breach of his obligations under the Private Placement Purchase Agreement. This investor had also committed to fund $4.0 million in the Second Closing. As a result, the Company has terminated the Private Placement Purchase Agreement with this investor in the first quarter of 2017. On March 22, 2017, Sanford Health agreed to waive the conditions for the Second Closing and purchased 423,729 shares of common stock resulting in gross proceeds to the Company of $2.0 million.

Aspire Purchase Agreements

In November 2015, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, subject to certain terms and conditions, Aspire Capital is committed to purchase up to an aggregate of $30 million of shares (limited to a maximum of approximately 1.1 million shares, unless stockholder approval is obtained or certain minimum sale price levels are reached) of the Company's common stock over a 24-month term. As consideration for entering into the Purchase Agreement, the Company issued 84,270 shares of its common stock to Aspire Capital. During the three months ended March 31, 2017, the Company issued

Index

210,506 shares of common stock under the Purchase Agreement for gross proceeds of $1.2 million. Overall, as of March 31, 2017, the Company has issued 319,776 shares under the Purchase Agreement for gross proceeds of $1.5 million.

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

Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the three months ended March 31, 2017, as adjusted for the Reverse Stock Split:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2016	952,790	$39.90	7.60	$—	388,062	$76.50	1.24	$—

Changes during the period:
Granted	209,418	3.60			—	—
Exercised	—	—			—	—
Forfeited	(6,294)	8.40			—	—
Expired	(22,455)	43.20			(52,000)	51.30
Outstanding at March 31, 2017	1,133,459	$33.30	7.80	$386.5	336,062	$80.40	1.15	$—
Vested at March 31, 2017 or expected to vest in the future	1,103,988	$34.00	7.76	$357.7	336,062	$80.40	1.15	$—
Vested at March 31, 2017	821,156	$43.10	7.23	$133.6	336,062	$80.40	1.15	$—

Restricted Stock

During the three months ended March 31, 2017 and 2016, the Company issued restricted stock for services as follows (in thousands, except share data):

	Three Months Ended March 31,
	2017	2016
Number of restricted stock issued	132,726	98,383
Value of restricted stock issued	$469.9	$562.8

Index

Note 13 – Share-Based Compensation

Share-based Compensation

We utilize share-based compensation in the form of stock options, warrants and restricted stock.  The following table summarizes the components of share-based compensation expense for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of goods sold	$46.8	$124.3
Research and development	52.5	92.3
Selling, general and administrative	433.9	634.6
Total share-based compensation expense	$533.2	$851.2

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at March 31, 2017 were as follows (in thousands):

	Stock Options	Restricted Stock
Unrecognized compensation cost	$1,381.2	$651.5
Expected weighted-average period in years of compensation cost to be recognized	1.85	2.08

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the three months ended March 31, 2017 and 2016 were as follows, as adjusted for the Reverse Stock Split (in thousands):

	Stock Options
	Three Months Ended March 31,
	2017	2016
Total fair value of shares vested	$507.1	$994.1
Weighted average estimated fair value of shares granted	$2.34	$4.10

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

Note 14 – Research Funding

California Institute of Regenerative Medicine Grant Award
On February 23, 2017, the California Institute for Regenerative Medicine ("CIRM") awarded us funds of up to $12.2 million to support the T-Rex Study. The funding will be based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. We received $5.7 million in initial funding on May 4, 2017 (see Note 18).

Note 15 – Income Taxes

As of December 31, 2016, the Company had approximately $232.7 million of federal net operating loss carryforwards ("NOLs") available to offset future taxable income expiring from 2027 through 2036. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s NOLs could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible.  If a change of ownership did occur there would be an annual limitation on the usage of the Company’s losses which are available through 2036.

Index

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

Deferred tax liabilities were $1.1 million and $1.1 million as of March 31, 2017 and December 31, 2016, respectively, and relate to the taxable temporary differences on the goodwill recognized in the PCT acquisition in 2011. The taxable temporary differences, which are tax deductible and will be amortized over 15 years, will continue to increase the deferred tax liability balance over the amortization period, with an associated charge to the deferred tax provision in each period. The deferred tax liability will only reverse when the indefinite-lived asset is sold, impaired, or reclassified from an indefinite-lived asset to a finite-lived asset.

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

As of March 31, 2017, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

The Company completed the audit of its federal tax returns for the years 2012 and 2013 during the fourth quarter of 2016. The audit resulted in an adjustment to the Company's NOL carryforward. For years prior to 2014 the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from date of filing. The Company ceased doing business in China in 2012.  After 2012, the Company had no foreign tax filing obligations.  The foreign returns filed for 2012 and prior are subject to examination for five years.

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
The following table shows, by segment: net revenue, cost of sales, operating profit, depreciation and amortization, interest expense, income tax benefit (expense), and assets for the three months ended March 31, 2017 and 2016 ($ in thousands):

Index

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	R&D Segment	PCT Segment	Total	R&D Segment	PCT Segment	Total
Net revenues	$—	$7,922.7	$7,922.7	$—	$7,489.5	$7,489.5
Cost of revenues	—	8,042.3	8,042.3	—	6,228.3	6,228.3
Operating loss	(7,736.6)	(1,795.1)	(9,531.7)	(10,876.3)	(197.0)	(11,073.3)
Depreciation and amortization	98.9	556.4	655.3	153.1	584.1	737.2
Interest expense	158.9	8.8	167.7	897.2	29.6	926.8
Provision for income taxes	—	49.5	49.5	—	53.4	53.4

Total assets	$13,049.0	$35,479.5	$48,528.4	$21,883.7	$41,301.2	$63,184.9

Note 17 – Commitments and Contingencies

Lease Commitments

We lease facilities under various operating lease agreements in Basking Ridge, NJ, New York, NY, Irvine, CA , and Mountain View, CA, of which certain have escalation clauses and renewal options. We also lease equipment under certain noncancelable operating leases. Our leases expire from time to time through 2021.
A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of March 31, 2017 are as follows (in thousands):

Years ended	Operating Leases
2017	$1,683.1
2018	1,723.5
2019	1,332.7
2020	792.1
2021 and thereafter	168.1
Total minimum lease payments	$5,699.5

Expense incurred under operating leases was approximately $0.5 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.

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

Note 18 – Subsequent Events

California Institute of Regenerative Medicine Grant Award
On February 23, 2017, the California Institute for Regenerative Medicine ("CIRM") awarded us funds of up to $12.2 million to support the T-Rex Study. The funding will be based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. We received $5.7 million in initial funding on May 4, 2017 (see Note 14).

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” herein and under “Risk Factors” in our 2016 Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report and in our 2016 Form 10-K.

Overview

Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”), is a company developing cellular therapeutics to treat certain diseases. We leverage specialized cell therapy clinical development expertise to select and develop early-stage cell therapy candidates with the intention of partnering these candidates post proof-of-concept in humans. Our current lead product candidate, CLBS03, is an autologous polyclonal T regulatory cell ("Treg") clinical phase 2 therapy targeting children aged 8-17 with recent-onset type 1 diabetes mellitus (“T1D”). Our subsidiary, PCT, LLC, a Caladrius CompanyTM (“PCT”), is a well-known provider of development and manufacturing services to the cell and cell-based gene therapy industry. PCT has significant cell therapy-specific experience and expertise, an expansive list of noteworthy clients and significant revenue growth over the past three years. Notably, PCT and Hitachi Chemical Co. America, Ltd. ("Hitachi America") and Hitachi Chemical Co., Ltd. (“Hitachi” and, together with Hitachi America, "Hitachi Chemical")i are engaged in a strategic collaboration to accelerate the creation of a global commercial cell therapy development and manufacturing enterprise with deep engineering expertise.

Proposed Sale of Remaining Interest in PCT to Hitachi America
On March 16, 2017 (the "Effective Date"), we entered into an interest purchase agreement (the "Purchase Agreement"), by and among us, PCT and Hitachi America, pursuant to which Hitachi America has agreed to acquire the 80.1% membership interest in PCT that it does not already own from us for $75.0 million in cash (the "Sale"), subject to potential adjustment, including based on PCT’s cash and outstanding indebtedness as of the closing of the Sale, a potential future milestone payment of $5.0 million based on PCT's revenue in 2017-2018 and certain transaction expenses (the "Purchase Price"). Pursuant to the terms of the Purchase Agreement, at the Effective Date, Hitachi America paid us $5.0 million of the Purchase Price (the "Initial Payment"). At the closing of the Sale (the "Closing"), an additional $5.0 million of the Purchase Price will be deposited into an escrow account to cover potential indemnification claims against us. The Closing is subject to customary closing conditions, including approval of our stockholders, and is expected to occur during May 2017. However, we cannot provide assurance as to when the Sale will be completed, or whether it will be completed at all.
As part of the Purchase Price, Hitachi will pay us $5.0 million (the "Milestone Payment") if PCT achieves $125.0 million in Cumulative Revenue (excluding clinical service reimbursables) (the “Milestone”) for the period from January 1, 2017 through December 31, 2018. For purposes of the Milestone Payment, “Cumulative Revenue” will be calculated based on PCT’s revenue from all customers (including us and our subsidiaries) in accordance with the financial accounting and reporting standards set forth in the statements and pronouncements of the Financial Accounting Standards Board ("FASB"), consistently applied.
PCT is a well-known cell therapy development and manufacturing provider (often called a contract development and manufacturing organization, or "CDMO"), specializing in cell and cell-based gene therapies. PCT offers high-quality development and manufacturing capabilities (e.g., current Good Manufacturing Practice ("cGMP") manufacturing systems and facilities), quality systems, cell and tissue processing, logistics, storage and distribution) and engineering solutions (e.g., process and assay development, optimization and automation) to clients with therapeutic candidates at all stages of development. PCT produces clinical supplies and expects to produce commercial product for its clients in the future.. Following completion of the Sale, we will no longer be involved in the CDMO business, but will continue to develop cell therapy product candidates (the "Retained Business").
CLBS03

We are developing strategically, through the utilization of our core development and manufacturing expertise, a product candidate that is an innovative therapy for T1D. This therapy is based on a proprietary platform technology for immunomodulation. We have selected as an initial target the unmet medical need of patients who are newly diagnosed with T1D, most of whom will be below the age of 18. This program is based on the use of Tregs to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg number and function. Tregs are a natural part of the human immune system and regulate the activity of T effector cells; the cells that are responsible for protecting the body from pathogens and foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by T effector cells. In

Index

autoimmune disease, however, it is thought that deficient Treg activity and numbers permit the T effector cells to attack the body's own beneficial cells. In the case of T1D, the beta cells in the pancreas are attacked thereby reducing and/or eliminating over time the patient's ability to produce insulin. Insulin is necessary to regulate sugar metabolism and maintain proper sugar levels in the blood. Inconsistent or unnatural insulin levels can lead to many complications, including blindness, vascular disease and, if no insulin supplement is provided, even death. There are currently no curative treatments, only lifelong insulin therapy, which therapy often does not prevent serious co-morbidities. Two Phase 1 clinical trials of this technology in T1D demonstrated safety and tolerance, feasibility of manufacturing, an implied durability of effect as well as an early indication of potential therapeutic effect through the preservation of beta cell function. In the first quarter of 2016, we commenced patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2 prospective, randomized, placebo-controlled, double-blind clinical trial (the "TRex Study") to evaluate the safety and efficacy of CLBS03 in adolescents with recent onset T1D. In October 2016, we received a satisfactory safety evaluation by our independent Data Safety Monitoring Board based on safety data then available from the first 19 patients enrolled in the trial. A subsequent interim analysis of early therapeutic effect is planned after approximately 50% of patients reach the six-month follow-up milestone, which analysis is expected in late 2017 or early 2018. We entered into a strategic collaboration with Sanford Research to support the execution of this trial. Sanford Research is a U.S.-based non-profit research organization that supports an emerging translational research center focused on finding a cure for T1D. On February 23, 2017, the California Institute for Regenerative Medicine ("CIRM") awarded us funds of up to $12.2 million to support the T-Rex Study. The total $12.2 million amount will become payable upon the achievement of certain milestones. We received $5.7 million in initial funding on May 4, 2017. CLBS03 has been granted Fast Track and orphan drug designations from the FDA as well as Advanced Therapeutic Medicinal Product ("ATMP") classification from the European Medicines Agency ("EMA").

Ischemic Repair (CD34 Cell Technology)
Our CD34 cell technology has led to the development of therapeutic candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34 cells, we seek to promote the development and formation of new blood vessels and thereby increase blood flow to the impacted area. We believe that conditions caused by underlying ischemic injury can improve through our CD34 cell technology, including critical limb ischemia ("CLI"). Published reports in Circulation Cardiovascular Interventions, Atherosclerosis, Stem Cells and Circulation Journal, provide preliminary evidence that CD34 cell therapy is safe and can exert significant therapeutic effects in patients with CLI, a condition in which blood flow to the legs is severely impaired, causing pain and non-healing ulcers and, ultimately, potentially resulting in the need for amputation. Our Clinical Trial Notification for a pivotal Phase 2 trial investigating CLBS12 (a candidate for CLI) was submitted to the Japanese Pharmaceutical and Medical Device Agency ("PMDA") and was cleared to proceed. The protocol design was agreed with PMDA and, if successful, could provide the basis for conditional approval under Japan's favorable regenerative medicine law. We are seeking to collaborate on CLBS12 with development and/or manufacturing partners. Furthermore, we submitted grant applications in an effort to seek non-dilutive financing to investigate the CD34 technology for additional clinical indications in the United States and expect to learn the results of those applications in 2017.
We intend to develop this platform if capital becomes available through grants, partnerships or licensing, as well as potentially using reasonable amounts of our own capital as it becomes available.

Additional Out-licensing Opportunities
Our broad intellectual property portfolio of cell therapy assets includes notable programs available for out-licensing in order to continue their clinical development. These include additional indications for our Treg product, additional indications for our CD34 cell technology and a platform using tumor cell/dendritic cell technology for immuno-oncology application. The immuno-oncology program has the benefit of promising Phase 2 clinical data and applicability to multiple indications. This platform is based on our extensive intellectual property portfolio. In 2016 we completed multiple out-licensing agreements for these and other technology platforms in an effort to monetize non-core assets.
Our long term strategy focuses on advancing cell-based therapies to the market and assisting patients suffering from life-threatening medical conditions. We believe that we are positioned to realize potentially meaningful value increases within our own proprietary pipeline based on demonstration of proof-of-concept in man as well as process and manufacturing advancements.

Cell Therapy Development and Manufacturing
PCT is a well-known CDMO, specializing in cell and cell-based gene therapies. PCT offers high-quality development and manufacturing capabilities (e.g., cGMP manufacturing systems and facilities, quality systems, cell and tissue processing, logistics, storage and distribution) and engineering solutions (e.g., process and assay development, optimization and automation) to clients with therapeutic candidates at all stages of development. PCT produces clinical supplies and ultimately, intends also to produce commercial product for its clients. PCT has worked with over 100 clients and produced over 20,000 cell therapy products since

Index

it was founded 18 years ago. PCT’s manufacturing services are designed to reduce the capital investment and time required by clients to advance their development programs compared to conducting process development and manufacturing in-house. PCT has demonstrated regulatory expertise, including the support of over 50 U.S. and European Union ("EU") regulatory filings for clients and expertise across multiple cell types and therapeutic applications, including immunotherapy (e.g. CAR-T therapies), neuro/endocrine therapies, hematopoietic replacement and tissue repair/regeneration. PCT offers a complete development pathway for its clients, with services supporting preclinical through commercial phase, all underpinned by timely process optimization and automation support. PCT currently operates facilities qualified under cGMPs in each of Allendale, New Jersey and Mountain View, California, including an EU-compliant production capacity in the Allendale facility. On March 11, 2016, PCT entered into a technology license agreement with Hitachi (the "Hitachi License Agreement") to accelerate the creation of a global commercial cell therapy development and manufacturing enterprise with deep engineering expertise, at which time we sold 19.9% of our ownership stake in PCT to Hitachi America. As discussed above, on March 16, 2017, we entered into the Purchase Agreement to sell our remaining 80.1% membership interest in PCT to Hitachi America for the Purchase Price.
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

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net loss for the three months ended March 31, 2017 was approximately $9.8 million compared to $12.0 million for the three months ended March 31, 2016.

Revenues

For the three months ended March 31, 2017, total revenues were approximately $7.9 million compared to $7.5 million for the three months ended March 31, 2016, representing an increase of $0.4 million, or 6%. Revenues were comprised of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Clinical Services	$4,932.5	$5,300.8
Clinical Services Reimbursables	1,666.9	1,261.2
Processing and Storage Services	1,183.3	909.6
Other	140.0	17.8
Total Revenues	$7,922.7	$7,489.5

•
Clinical Services (provided by the PCT Segment) were approximately $4.9 million for the three months ended March 31, 2017 compared to $5.3 million for the three months ended March 31, 2016, representing a decrease of approximately $0.4 million or 7%. The decrease is principally a result of two factors, (i) a reduction of our clients’ patient enrollment in their clinical trials, resulting in significant unused capacity during the first quarter of 2017, of which we expect that our clients’ patient enrollment will increase in the second quarter of 2017, and (ii) the conclusion of a contract with a single large client. Clinical Services were comprised of the following:

◦
Process Development Revenue - Process development revenues were approximately $1.4 million for the three months ended March 31, 2017 compared to $1.3 million for the three months ended March 31, 2016. In accordance with our revenue recognition policy, process development revenue is recognized upon contract completion (i.e., when the services under a particular contract are completed). Process development revenue will continue to fluctuate from period to period as a result of our process development revenue recognition policy, and the timing upon when services for a contract are completed. Accordingly, unearned revenue relating to process development contracts increased from $3.1 million as of December 31, 2016 to $3.6 million as of March 31, 2017, representing billings on contracts that have not been completed.

◦
Clinical Manufacturing Revenue - Clinical manufacturing revenues were approximately $3.5 million for the three months ended March 31, 2017 compared to $4.0 million for the three months ended March 31, 2016. Clinical manufacturing revenues are driven by the number of patients our customers have enrolled and treated in clinical trials, which number varies depending on the stage of the clinical trial.

•
Clinical Services Reimbursables (provided by the PCT Segment) were approximately $1.7 million for the three months ended March 31, 2017 compared to $1.3 million for the three months ended March 31, 2016, representing an increase of approximately $0.4 million, or 32%. Generally, clinical services reimbursables correlate with clinical services revenues. However, differences in the cost of supplies to be reimbursed can vary greatly from contract to contract based on the cost of supplies needed for each client's manufacturing and development process and may impact this correlation. In addition, PCT's terms for billing reimbursable expenses do not include a significant mark-up in the acquisition cost of such consumables, and as a result, changes in this revenue category have little impact on gross margin and net loss.

•
Processing and Storage Services (provided by the PCT Segment) were approximately $1.2 million for the three months ended March 31, 2017 compared to $0.9 million for the three months ended March 31, 2016, representing an increase of approximately $0.3 million or 30%. The increase was primarily due to higher volume for PCT's oncology stem cell processing services.

Operating Costs and Expenses

 For the three months ended March 31, 2017, operating costs and expenses totaled $17.5 million compared to $18.6 million for the three months ended March 31, 2016, representing a decrease of $1.1 million, or 6%. Operating costs and expenses were comprised of the following:

•
Cost of revenues (incurred in the PCT Segment) were approximately $8.0 million for the three months ended March 31, 2017 compared to $6.2 million for the three months ended March 31, 2016, representing an increase of $1.8 million, or 29%. Overall, negative gross margin for the three months ended March 31, 2017 was negative $0.1 million, or negative 2%, compared to gross margin of $1.3 million, or 17% for the three months ended March 31, 2016. PCT had significant unused capacity during the first quarter of 2017 which resulted in the negative gross profit. We expect that our clients’ patient enrollment will increase in the second quarter of 2017 resulting in increased revenue, increased capacity utilization, and a return to positive gross profit. Gross margin percentages will also fluctuate from period to period due to the mix of service and reimbursable revenues and costs.

•
Research and development (primarily incurred in the R&D Segment) expenses were approximately $3.5 million for the three months ended March 31, 2017 compared to $5.9 million for the three months ended March 31, 2016, representing a decrease of approximately $2.4 million, or 41%.

◦
Immune Modulation - Immune modulation expenses, reported in our R&D Segment, including expenses associated with our Phase 2 study of CLBS03 in T1D, were $3.6 million for the three months ended March 31, 2017, compared to $2.1 million for the three months ended March 31, 2016.

◦
Ischemic Repair - Ischemic repair expenses, reported in our R&D Segment, were $0.1 million for the three months ended March 31, 2017, compared to $1.2 million for the three months ended March 31, 2016. The decrease is primarily due to lower program expenses associated with the decision to only conduct clinical study activity for a critical limb ischemia development program in Japan with a partner, and diminishing wind down expenses associated with the close-out activities of the PreSERVE-AMI Phase 2 study for CLBS10.

◦
Other - Other research and development expenses were $0.3 million for the three months ended March 31, 2017, compared to $2.5 million for the three months ended March 31, 2016. The decrease is related to $1.3 million of close-out activities for the Intus Phase 3 clinical trial for the immunotherapy product candidate CLBS20,

Index

announced in January 2016, along with $1.2 million of associated one-time restructuring costs for severance and asset impairments during the three months ended March 31, 2016, all reported in our R&D Segment. These decreases were partially offset by higher engineering and innovation initiatives reported in our PCT Segment.

•
Selling, general and administrative expenses (incurred and shared in both the PCT and R&D Segments) were approximately $5.9 million for the three months ended March 31, 2017 compared to $6.5 million for the three months ended March 31, 2016, representing a decrease of approximately $0.5 million, or 8%. Non-equity-based general and administrative expenses for the three months ended March 31, 2017 were approximately $5.5 million, compared to approximately $5.8 million for the three months ended March 31, 2016, representing a decrease of $0.3 million. The decrease was primarily related to operational and compensation-related cost reductions compared to the prior year period. This decrease was offset by transaction-related expenses associated with the Purchase Agreement signed on March 16, 2017, by and among Caladrius, PCT and Hitachi America, pursuant to which Hitachi America has agreed to acquire the 80.1% membership interest in PCT. Equity-based compensation included in selling, general and administrative expenses for the three months ended March 31, 2017 was approximately $0.4 million, compared to approximately $0.6 million for the three months ended March 31, 2016, representing a decrease of $0.2 million.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Interest Expense

Interest expense was $0.2 million for the three months ended March 31, 2017, compared with $0.9 million for the three months ended March 31, 2016, and is primarily related to interest expense on the loan from Oxford Finance LLC ("Oxford Finance").

Provision for Income Taxes

The provision from income taxes for the three months ended March 31, 2017 and 2016 relates to the taxable temporary differences on the goodwill recognized in the PCT acquisition in 2011, which is being amortized over 15 years for tax purposes.

A tax provision will continue to be recognized each period over the amortization period, and will only reverse when the goodwill is eliminated through a sale, impairment, or reclassification from an indefinite-lived asset to a finite-lived asset.

Analysis of Liquidity and Capital Resources

At March 31, 2017, we had cash and cash equivalents of approximately $12.0 million, negative working capital of approximately $1.3 million, and stockholders’ equity of approximately $0.8 million.

During the three months ended March 31, 2017, we met our immediate cash requirements through revenue generated from our PCT operations, cash received from the transaction with Hitachi, proceeds from the issuances of our common stock, and existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(10,087.9)	$(8,028.3)
Net cash used in investing activities	(171.3)	(1,044.8)
Net cash provided by financing activities	7,551.8	14,180.9

Operating Activities

Our cash used in operating activities in the three months ended March 31, 2017 totaled approximately $10.1 million, which is the sum of (i) our net loss of $9.8 million, adjusted for non-cash expenses totaling $1.3 million (which includes adjustments for equity-based compensation, depreciation and amortization, loss on disposal of assets, and deferred tax liabilities), and (ii) changes in operating assets and liabilities using approximately $1.6 million.

Index

Our cash used in operating activities in the three months ended March 31, 2016 totaled approximately $8.0 million, which is the sum of (i) our net loss of $12.0 million, adjusted for non-cash expenses totaling $2.2 million (which includes adjustments for equity-based compensation, depreciation and amortization, loss on disposal of assets, and deferred tax liabilities), and (ii) changes in operating assets and liabilities providing approximately $1.8 million.

 Investing Activities

•	During the three months ended March 31, 2017, we spent approximately $0.2 million for property and equipment.

•	During the three months ended March 31, 2016, we spent approximately $1.0 million for property and equipment.

Financing Activities

During the three months ended March 31, 2017, our financing activities consisted of the following:

•	We received $5.0 million from Hitachi as an advance payment for the potential sale of our remaining 80.1% membership interest in PCT.

•	We paid $0.8 million in principal payments on our long term debt to Oxford Finance.

•
On March 22, 2017, Sanford Health agreed to waive the conditions for the Second Closing (achievement of the enrollment of 70 subjects in our Phase 2 CLBS03 clinical trial) and purchased 423,729 shares of our common stock, relating to the September 2016 private placement offering, resulting in gross proceeds to us of $2.0 million.

•	We raised gross proceeds of approximately $1.2 million through the issuance of approximately 210,506 shares of our common stock under the provisions of our Common Stock Purchase Agreement with Aspire.
During the three months ended March 31, 2016, our financing activities consisted of the following:

•	Hitachi purchased a 19.9% membership interest in PCT for $19.4 million.

•
We raised $1.0 million in a private placement through the issuance of 141,844 shares of common stock and two-year warrants to purchase up to an aggregate of 141,844 shares our common stock, at an exercise price of $10.00 per share.

•	Upon execution of the March 2016 Hitachi Transaction, we paid $6.3 million in principal payments on our long term debt to Oxford Finance.
Liquidity and Capital Requirements Outlook

Liquidity (assuming Sale Closes in the Second Quarter of 2017)
The Sale may constitute the sale of substantially all of our property and assets under Delaware law, and we are therefore seeking the approval of the Sale by our stockholders which is expected in the second quarter of 2017. The Company received the Initial Payment in the first quarter of 2017. If the Sale closes, we expect to receive the remainder of the Purchase Price (other than the $5.0 million paid into escrow and the milestone payment) in the second quarter of 2017. We believe that the expected cash on hand from the Sale will enable us to fund the development of CLBS03 and other operating expenses for at least the next 12 months following the issuance of our financial statements, as well as to repay our outstanding loan with Oxford Finance in 2017.
Liquidity (assuming the Sale Does Not Close)
If we do not consummate the Sale, we will require significant additional capital to fund the development of CLBS03 and other operating expenses, to grow the PCT business, and to make principal and interest payments on our loan with Oxford Finance. To meet our short and long term liquidity needs, we expect to use existing cash balances, additional cash that may be received if certain milestones are met (as described below) pursuant to the private placement purchase agreements we entered into in September 2016, to use cash from our revenue generating activities, and a variety of other means, including raising capital through our common stock purchase agreements with Aspire Capital. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets. In addition, we will continue to seek, as appropriate, grants for scientific and clinical studies from various governmental agencies and foundations. It is, however, likely that the business will suffer severe financial constraints if the Sale doe not Close.

Index

In September 2016, we entered into a securities purchase agreement with a single institutional investor pursuant to which we issued in a registered direct offering, an aggregate of 0.8 million shares of our common stock at a purchase price of $4.72 per share. The gross proceeds to us from the registered direct offering of the shares of common stock were $4.0 million. In concurrent private placements, in September 2016, we entered into Private Placement Purchase Agreements with certain accredited investors for the sale of common stock, at a purchase price of $4.72 per share. However, we terminated the Private Placement Purchase Agreement with one accredited investor for failure to make payment. The investments, net of the terminated agreement, were placed in two tranches: (i) $6.6 million upon an initial closing (the “Initial Closing”), and (ii) $4.4 million, subject to certain conditions, including the enrollment of 70 subjects in our Phase 2 CLBS03 clinical trial, in a second closing (the “Second Closing”). We received the Initial Closing tranche in 2016 and issued 1.4 million shares of common stock. In March 2017, Sanford Health agreed to waive the conditions for the Second Closing and we received $2.0 million of the Second Closing tranche and issued 0.4 million shares of common stock. We expect to receive the balance in 2017.
On March 2016, we and PCT entered into a global collaboration that includes licensing, development and equity, with Hitachi, a Japanese-based global conglomerate with a growing franchise in life sciences including regenerative medicine, for an aggregate of $25.0 million in cash, which was received in 2016.
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
In November 2015, we entered into a common stock purchase agreement with Aspire Capital (the "Aspire Agreement"), whereby we can sell to Aspire Capital, subject to terms and conditions under the Aspire Agreement as well as NASDAQ rules, the lesser of (i) $30 million of common stock or (ii) the dollar value of approximately 1.1 million shares of common stock based on the market price of the common stock at the time of such sale as determined under the Purchase Agreement. We have issued 319,776 shares under the Aspire Agreement for gross proceeds of $1.5 million.
In September 2014, we entered into a Loan and Security Agreement with Oxford Finance LLC and received $15.0 million in gross proceeds. We have been making interest-only payments on the outstanding amount of the loan on a monthly basis at a rate of 8.50% per annum. On March 11, 2016, upon execution of the March 2016 Hitachi Transaction, we and Oxford Finance LLC entered into an amendment to the Loan and Security Agreement whereby (i) we paid $7.0 million to Oxford Finance LLC, comprised of principal, interest and early termination fees, (ii) we subsidiaries PCT, PCT Allendale, LLC, and NeoStem Family Storage, LLC (collectively the "Removed Borrowers") were removed as borrowers under the Loan, (iii) Oxford Finance LLC's security interests in any and all assets of the Removed Borrowers were released, (iv) the interest only period on the remaining outstanding Loan balance was extended until January 1, 2017. In September 2016, we paid $3.0 million to repay a portion of the outstanding loan with Oxford Finance. The loan matures on September 1, 2018. As of March 31, 2017, the outstanding principal amount under the loan was $4.9 million.
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

Seasonality

We do not believe that our operations are seasonal in nature.

Index

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2017, compared to those reported in our 2016 Form 10-K.

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

As of March 31, 2017, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during our last quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
There are no material changes to the disclosures previously reported in our 2016 Form 10-K.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously reported in our 2016 Form 10-K. See the risk factors set forth in our Annual Report on our 2016 Form 10-K under the caption "Item 1 A - Risk Factors."

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

CALADRIUS BIOSCIENCES, INC.
May 15, 2017	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: Chief Executive Officer (Principal Executive Officer)
May 15, 2017	By: /s/ Joseph Talamo Name: Joseph Talamo Title: Senior Vice President and Chief Financial Officer(Principal Financial and Accounting Officer)

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