Form 10-Q
period 2017-06-30
CALADRIUS BIOSCIENCES, INC.
filed 2017-08-10
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________   to _________________________

Commission File Number 001-33650

CALADRIUS BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-2343568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Allen Road, 2nd Floor, Liberty Corner, New Jersey	07920
(Address of principal executive offices)	(zip code)

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
Yes  ☐     No  ☒
8,912,602 Shares, $0.001 Par Value, as of August 8, 2017

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report (this "Quarterly Report") contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance, levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:

•
potential adverse reactions or changes to business relationships resulting from the announcement or completion of the sale of PCT, LLC to Hitachi Chemical Co., America, Ltd. (as described more fully below, the “Sale”);

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

•	our ability to build and maintain the management and human resources infrastructure necessary to support the growth of our business;

•	whether a market is established for our cell-based products and services and our ability to capture a meaningful share of this market;

•	scientific, regulatory and medical developments beyond our control;

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

Index

Index

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$23,044,844	$7,076,651
Restricted cash	5,000,722	—
Marketable securities	36,324,936	—
Accounts receivable, net of allowances of $0 at June 30, 2017 and December 31, 2016, respectively	335,646	138,774
Prepaid and other current assets	5,706,396	1,900,493
Current assets related to discontinued operations	—	15,533,043
Total current assets	70,412,544	24,648,961
Property, plant and equipment, net	432,853	705,439
Other assets	1,402,463	1,582,209
Other assets related to discontinued operations	—	26,577,834
Total assets	$72,247,860	$53,514,442
LIABILITIES, REDEEMABLE SECURITIES - NON-CONTROLLING INTERESTS AND EQUITY
Current Liabilities
Accounts payable	$1,114,122	$2,226,580
Accrued liabilities	12,408,604	2,659,433
Long-term debt, current	—	3,126,457
Notes payable, current	578,353	563,777
Due to PCT	450,315	1,681,594
Current liabilities related to discontinued operations	—	10,925,052
Total current liabilities	14,551,394	21,182,893
Notes payable	23,290	159,180
Long-term debt	—	2,524,897
Other long-term liabilities	3,636,538	389,858
Liabilities related to discontinued operations	—	5,791,134
Total liabilities	$18,211,222	$30,047,962
Commitments and Contingencies
Redeemable Securities - Non-Controlling Interests	—	19,400,000
EQUITY
Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 1 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at June 30, 2017 and December 31, 2016	100	100
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 8,912,602 and 8,205,791 shares, at June 30, 2017 and December 31, 2016, respectively	8,913	8,206
Additional paid-in capital	430,606,930	410,372,049
Treasury stock, at cost; 11,080 shares at June 30, 2017 and December 31, 2016, respectively	(707,637)	(707,637)
Accumulated deficit	(375,429,627)	(404,788,809)
Accumulated other comprehensive income	(57,860)	—
Total Caladrius Biosciences, Inc. stockholders' equity	54,420,819	4,883,909
Noncontrolling interests	(384,181)	(817,429)
Total equity	54,036,638	4,066,480
Total liabilities, redeemable securities - non-controlling interests, and equity	$72,247,860	$53,514,442
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Expenses:
Research and development	$4,277,783	$4,488,603	$8,003,915	$10,537,452
General and administrative	3,432,534	2,917,221	6,138,928	7,744,643
Total operating expenses	7,710,317	7,405,824	14,142,843	18,282,095

Operating loss	(7,710,317)	(7,405,824)	(14,142,843)	(18,282,095)

Other income (expense):
Other income (expense), net	4,828	8,757	(39,567)	14,442
Interest expense	(204,484)	(335,884)	(363,412)	(1,233,057)
	(199,656)	(327,127)	(402,979)	(1,218,615)

Loss from continuing operations before provision for income taxes and noncontrolling interests	(7,909,973)	(7,732,951)	(14,545,822)	(19,500,710)
Benefit from income taxes	(5,887,543)	—	(5,887,543)	—
Net loss from continuing operations	(2,022,430)	(7,732,951)	(8,658,279)	(19,500,710)
Discontinued operations - net of taxes	40,487,438	(151,819)	37,329,963	(431,856)
Net income (loss)	$38,465,008	$(7,884,770)	$28,671,684	$(19,932,566)

Less - net loss from continuing operations attributable to noncontrolling interests	(54,676)	(63,931)	(119,342)	(127,703)
Less - net (loss) income from discontinued operations attributable to noncontrolling interests	(199,325)	13,877	(568,156)	10,770
Net income (loss) attributable to Caladrius Biosciences, Inc. common stockholders	$38,719,009	$(7,834,716)	$29,359,182	$(19,815,633)

Amounts Attributable to Caladrius Inc. common stockholders:
Loss from continuing operations	(1,967,754)	(7,669,020)	(8,538,937)	(19,373,007)
Income (loss) from discontinued operations - net of taxes	40,686,763	(165,696)	37,898,119	(442,626)
Net income (loss) attributable to Caladrius Inc. common stockholders	$38,719,009	$(7,834,716)	$29,359,182	$(19,815,633)

Basic and diluted income (loss) per share
Continuing operations	$(0.22)	$(1.30)	$(0.99)	$(3.32)
Discontinued operations	$4.56	$(0.03)	$4.38	$(0.08)
Caladrius Biosciences, Inc. common stockholders	$4.34	$(1.33)	$3.39	$(3.39)

Weighted average common shares outstanding:
Basic and diluted shares	8,926,783	5,907,013	8,657,334	5,839,963

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$38,465,008	$(7,884,770)	$28,671,684	$(19,932,566)

Other comprehensive loss:
Available for sale securities - net unrealized loss	(57,860)	(486)	(57,860)	(486)
Total other comprehensive loss	(57,860)	(486)	(57,860)	(486)

Comprehensive income (loss)	38,407,148	(7,885,256)	28,613,824	(19,933,052)

Comprehensive loss attributable to noncontrolling interests	(254,001)	(50,054)	(687,498)	(116,933)

Comprehensive income (loss) attributable to Caladrius Biosciences, Inc. common stockholders	$38,661,149	$(7,835,202)	$29,301,322	$(19,816,119)

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	10,000	$100	5,673,302	$5,673	$396,547,401	$486	$(372,132,490)	$(707,637)	$23,713,533	$(429,709)	$23,283,824
Net loss	—	—	—	—	—	—	(19,815,633)	—	(19,815,633)	(116,933)	(19,932,566)
Unrealized gain/loss on marketable securities	—	—	—	—	—	(486)	—	—	(486)	—	(486)
Share-based compensation	—	—	95,355	95	1,235,049	—	—		1,235,144	—	1,235,144
Net proceeds from issuance of common stock	—	—	158,092	159	1,050,553	—	—	—	1,050,712	—	1,050,712
Change in Ownership in Subsidiary	—	—	—	—	(133,012)	—	—	—	(133,012)	133,012	—
Balance at June 30, 2016	10,000	$100	5,926,749	$5,927	$398,699,991	$—	$(391,948,123)	$(707,637)	$6,050,258	$(413,630)	$5,636,628

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	10,000	$100	8,205,790	$8,206	$410,372,049	$—	$(404,788,809)	$(707,637)	$4,883,909	$(817,429)	$4,066,480
Net income	—	—	—	—	—	—	29,359,182	—	29,359,182	(687,498)	28,671,684
Unrealized gain/loss on marketable securities	—	—	—	—	—	(57,860)	—	—	(57,860)	—	(57,860)
Share-based compensation	—	—	54,545	55	2,350,597	—	—	—	2,350,652	—	2,350,652
Net proceeds from issuance of common stock	—	—	648,432	648	3,277,984	—	—	—	3,278,632	—	3,278,632
Proceeds from option exercises	—	—	3,835	4	13,572	—	—	—	13,576	—	13,576
Elimination of non-controlling interests associated with PCT sale	—	—	—	—	—	—	—	—	—	(3,686,526)	(3,686,526)
Reclassification of redeemable securities	—	—	—	—	14,733,908	—	—	—	14,733,908	4,666,092	19,400,000
Change in Ownership in Subsidiary	—	—	—	—	(141,180)	—	—	—	(141,180)	141,180	—
Balance at June 30, 2017	10,000	$100	8,912,602	$8,913	$430,606,930	$(57,860)	$(375,429,627)	$(707,637)	$54,420,819	$(384,181)	$54,036,638

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$28,671,684	$(19,932,566)
(Income) loss from discontinued operations	(37,329,963)	431,856
Share-based compensation	1,819,382	883,143
Depreciation and amortization	193,845	252,237
Loss on disposal of assets	175,793	591,307
Accretion on marketable securities	39,175	—
Changes in operating assets and liabilities:
Restricted cash	(5,000,722)	—
Prepaid and other current assets	619,528	405,619
Accounts receivable	(196,872)	(97,904)
Other assets	179,763	147,107
Due to/from PCT	(1,231,258)	2,681,195
Accounts payable, accrued liabilities and other liabilities	(2,879,408)	(2,540,199)
Net cash used in operating activities - continuing operations	(14,939,053)	(17,178,205)
Net cash (used in) provided by operating activities - discontinued operations	(638,069)	2,602,650
Net cash used in operating activities	(15,577,122)	(14,575,555)
Cash flows from investing activities:
Purchase of marketable securities	(36,421,971)	—
Proceeds from PCT sale	70,264,395	—
Net cash sold in PCT sale	(6,727,263)	—
Acquisition of property, plant and equipment	(97,052)	(1,068,129)
Net cash provided by (used in) investing activities - continuing operations	27,018,109	(1,068,129)
Net cash used in investing activities - discontinued operations	(188,794)	(635,168)
Net cash provided by (used in) investing activities	26,829,315	(1,703,297)
Cash flows from financing activities:
Proceeds from exercise of options	13,576	—
Tax withholding payments on net share settlement equity awards	(357,665)	—
Net proceeds from issuance of common stock	3,278,632	1,050,712
Repayment of long-term debt	(5,651,354)	(6,348,646)
Proceeds from notes payable	400,998	368,615
Repayment of notes payable	(522,313)	(489,925)
PCT dividend to Caladrius	—	15,000,000
Net cash (used in) provided by financing activities - continuing operations	(2,838,126)	9,580,756
Net cash (used in) provided by financing activities - discontinued operations	(74,231)	4,079,371
Net cash (used in) provided by financing activities	(2,912,357)	13,660,127
Net increase (decrease) in cash and cash equivalents	8,339,836	(2,618,725)
Cash and cash equivalents at beginning of period - continuing operations	7,076,651	18,657,971
Cash and cash equivalents at beginning of period - discontinued operations	7,628,357	1,660,440
Cash and cash equivalents at end of period	$23,044,844	$17,699,686
Less cash and cash equivalents of discontinued operations at end of period	—	7,355,294
Cash and cash equivalents of continuing operations at end of period	23,044,844	10,344,392

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$697,544	$973,729
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – The Business

Overview

Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”), is a company developing cellular therapeutics to treat certain diseases. We leverage specialized cell therapy clinical development expertise to select and develop early-stage cell therapy candidates with the intention of partnering these candidates post proof-of-concept in humans. Our current lead product candidate, CLBS03, is an autologous polyclonal regulatory T cell ("Treg") clinical phase 2 therapy targeting children aged 8-17 with recent-onset type 1 diabetes mellitus ("T1D").

Immunomodulation (Treg Technology)

We are developing strategically, through the utilization of our core clinical development expertise, a product candidate (CLBS03) that is an innovative therapy for T1D. This therapy is based on a proprietary platform technology for immunomodulation. We have selected as an initial target the unmet medical need of patients who are newly diagnosed with T1D, most of whom will be under the age of 18. This program is based on the use of Tregs to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg number and function. Tregs are a natural part of the human immune system and regulate the activity of effector T cells; the cells that are responsible for protecting the body from pathogens and foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by effector T cells. In autoimmune disease, however, it is thought that deficient Treg activity and numbers permit the effector T cells to attack the body's own beneficial cells. In the case of T1D, the beta cells in the pancreas are attacked thereby reducing and/or eliminating over time the patient's ability to produce insulin. Insulin is necessary to regulate sugar metabolism and maintain proper sugar levels in the blood. Inconsistent or unnatural insulin levels can lead to many complications, including blindness, vascular disease and, if no insulin supplement is provided, even death. There are currently no curative treatments, only lifelong insulin therapy, which therapy often does not prevent serious co-morbidities. Two Phase 1 clinical trials of this technology in T1D demonstrated safety and tolerance, feasibility of manufacturing, an implied durability of effect as well as an early indication of potential therapeutic effect through the preservation of beta cell function. In the first quarter of 2016, we commenced patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2 prospective, randomized, placebo-controlled, double-blind clinical trial (the "TRex Study") to evaluate the safety and efficacy of CLBS03 in adolescents with recent onset TID. In October 2016, we received a satisfactory safety evaluation by our independent Data Safety Monitoring Board based on safety data then available from the first 19 patients enrolled in the trial. A subsequent interim analysis of early therapeutic effect is planned after approximately 50% of patients reach the six-month follow-up milestone, which analysis is expected in late 2017 or early 2018. We entered into a strategic collaboration with Sanford Research to support the execution of this trial. Sanford Research is a U.S.-based non-profit research organization that supports an emerging translational research center focused on finding a cure for T1D. On February 23, 2017, the California Institute for Regenerative Medicine ("CIRM") awarded us funds of up to $12.2 million to support the T-Rex Study. The funding will be based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. We received $5.7 million in initial funding on May 4, 2017. CLBS03 has been granted Fast Track and orphan drug designations from the U.S. Food and Drug Administration ("FDA") as well as Advanced Therapeutic Medicinal Product ("ATMP") classification from the European Medicines Agency ("EMA").

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

Index

the CD34 technology for additional clinical indications in the United States and expect to learn the results of those applications in 2017.
We intend to develop this platform if capital becomes available through grants, partnerships or licensing, as well as potentially using reasonable amounts of our own capital.
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

Our current long-term strategy focuses on advancing cell-based therapies to the market and assisting patients suffering from life-threatening medical conditions. We believe that we are positioned to realize potentially meaningful value increases within our own proprietary pipeline based on demonstration of proof-of-concept in man as well as process and manufacturing advancements.

Discontinued Operations
On May 18, 2017 (the "Closing Date"), the Company completed the previously announced sale of its remaining 80.1% membership interest in PCT, LLC, a Caladrius company ("PCT") to Hitachi Chemical Co. America, Ltd. ("Hitachi"), pursuant to the Interest Purchase Agreement (the "Purchase Agreement"), dated as of March 16, 2017, by and among Caladrius, PCT and Hitachi (the "2017 Hitachi Transaction"), for $75.0 million in cash, plus an additional cash adjustment based on PCT’s cash and outstanding indebtedness as of the Closing Date ("Additional Consideration") and a potential future milestone payment (see Note 3). The sale of PCT represents a strategic shift that has a major effect on the Company’s operations, and therefore, PCT is accounted for as discontinued operations. All periods presented were adjusted to reflect PCT as discontinued operations.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2017 and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2016 and 2015 included in our 2016 Form 10-K. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company makes critical estimates and assumptions in determining useful lives of our long lived assets, allowances for doubtful accounts, and stock-based awards values. Accordingly, actual results could differ from those estimates and assumptions.

An accounting policy is considered to be critical if it is important to the Company’s financial condition and results of operations and if it requires management’s most difficult, subjective and complex judgments in its application.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Caladrius Biosciences, Inc. and its wholly-owned and partially-owned subsidiaries and affiliates, as well as the operations of our former subsidiaries PCT, LLC, a Caladrius company, NeoStem Family Storage, LLC, and PCT Allendale, LLC entities (collectively the "PCT Segment") through May 18, 2017, representing the

Index

date which these entities were sold to Hitachi (see Note 3). The PCT Segment is reported in discontinued operations. All intercompany activities have been eliminated in consolidation, except for intercompany activities between Caladrius and the PCT Segment, which are reported without intercompany eliminations in continuing operations and discontinued operations, respectively.

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our 2016 Form 10-K. There were no changes to these policies during the three and six months ended June 30, 2017.

Concentration of Risks
We are subject to credit risk from our portfolio of cash and cash equivalents, and marketable securities. Under our investment policy, we limit amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. Cash is held at major banks in the United States. Therefore, the Company is not exposed to any significant concentrations of credit risk from these financial instruments. The goals of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements, and a competitive after-tax rate of return.

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

Long-Lived Assets

Long-lived assets consist of property, plant and equipment. The assets are depreciated on a straight line basis over their respective useful lives. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and/or its eventual disposition, and recognize an impairment loss, if any. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No triggering events were noted in the three and six months ended June 30, 2017 or June 30, 2016 that would require interim impairment assessment.

Recently Issued Accounting Pronouncement

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

Index

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

In May 2017, the FASB issued ASU 2017-09, "Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting," to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a stock-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. For all entities, including emerging growth companies, the standard is effective for annual periods beginning after December 15, 2017, and for interim periods therein. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Note 3 – Collaboration and License Agreement

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

PCT and Hitachi also entered into an exclusive license agreement for the acceleration of the creation of a global commercial cell therapy development and manufacturing expertise in Asia pursuant to which PCT received $5.6 million from Hitachi in 2016. PCT licensed certain cell therapy technology and know-how (including an exclusive license in Asia) and agreed to provide Hitachi Chemical with certain training and support.  As additional consideration, Hitachi Chemical agreed to pay PCT royalties on contract revenue generated in Asia for a minimum of ten years.

2017 Hitachi Transaction

On May 18, 2017, the Company completed the previously announced sale of its remaining 80.1% membership interest in PCT to Hitachi pursuant to the Purchase Agreement, dated as of March 16, 2017, by and among Caladrius PCT and Hitachi (the "2017 Hitachi Transaction"). The aggregate purchase price to the Company consisted of (i) $75.0 million in cash, (ii) $4.4 million, representing Additional Consideration based on PCT’s cash and outstanding indebtedness as of the Closing Date, and (iii) a potential future milestone payment of $5.0 million if PCT achieves $125 million in Cumulative Revenue (excluding clinical service reimbursables) (the “Milestone”) for the period from January 1, 2017 through December 31, 2018 (the “Milestone Period”).
Hitachi paid the Company $5.0 million in March 2017 as an advance payment pending shareholder approval of the transaction and other closing conditions. On the Closing Date, the Company received $65.0 million, with an additional $5.0 million of the purchase consideration (the "Escrow Amount") deposited into an escrow account to cover potential indemnification claims against Caladrius. In June 2018, the escrow agent will disburse to the Company the Escrow Amount less (i) that portion of the Escrow Amount previously paid in satisfaction of claims for indemnification pursuant to the terms of the Purchase Agreement and (ii) that portion of the Escrow Amount that is determined, in the reasonable judgment of Hitachi, to be necessary to satisfy all unsatisfied or disputed claims for indemnification specified in any claim notice delivered to the Company. The Company also received an

Index

additional $4.4 million cash adjustment payment in July 2017. The Company incurred approximately $6.9 million in transaction costs related to the 2017 Hitachi Transaction, including $4.3 million in retention payments to PCT employees, of which 50% was paid in June 2017, and the other 50% payable on the one year anniversary of the Closing Date.

Concurrent with the signing of the Purchase Agreement, on March 16, 2017, Caladrius entered into a Retention and Incentive Agreement with Robert A. Preti, a former Caladrius director and a co-founder and the President of PCT, (the “Retention Agreement”). The Retention Agreement superseded all prior agreements and understandings between Dr. Preti and Caladrius regarding the subject matter of the Retention Agreement. Among other things, the Retention Agreement provided for:

•	Simultaneously with the closing of the 2017 Hitachi Transaction, Caladrius paid to Dr. Preti $1.9 million (the “First Retention Payment”).

•
As an incentive to remain employed with PCT and to use commercially reasonable efforts to cause PCT to maximize its overall performance and in particular to achieve the Milestone (but not contingent upon achieving the Milestone), Dr. Preti will receive a lump-sum cash retention and incentive payment equal to $1.9 million for the period from the Closing Date until the date one year after the date of the Closing Date (the “Anniversary Date”), subject to Dr. Preti’s continued employment with PCT through the Anniversary Date (the “Second Retention Payment”).

•	Dr. Preti will be entitled to 5% of the Milestone Payment if it is successfully earned.

Note 4 – Available-for-Sale-Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	June 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$1,489.6	$—	$—	$1,489.6	$—	$—	$—	$—
Corporate debt securities	46,724.4	—	(57.6)	46,666.8	—	—	—	—
Money market funds	7,188.6	0.1	—	7,188.7	4,426.8	—	—	4,426.8
Municipal debt securities	75.0	—	—	75.0	—	—	—	—
Sovereign government securities	350.4	—	(0.2)	350.2	—	—	—	—
Total	$55,828.0	$0.1	$(57.8)	$55,770.3	$4,426.8	$—	$—	$4,426.8

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale debt securities on our Consolidated Balance Sheets (in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$19,445.3	$4,426.8
Marketable securities	36,325.0	—
Total	$55,770.3	$4,426.8

The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	June 30, 2017
	Amortized Cost	Estimated Fair Value
Less than one year	$55,828.0	$55,770.3
Greater than one year	—	—
Total	$55,828.0	$55,770.3

Index

Note 5 – Loss Per Share

For the three and six months ended June 30, 2017 and 2016, the Company incurred net losses from continuing operations and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive. At June 30, 2017 and 2016, the Company excluded the following potentially dilutive securities:

	June 30,
	2017	2016
Stock Options	1,119,580	692,205
Warrants	285,462	460,047
Restricted Stock Awards	8,000	70,046
Restricted Stock Units	10,260	—

Note 6 – Fair Value Measurements

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis as of June 30, 2017, and December 31, 2016 (in thousands).

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$36,325.0	$—	$36,325.0	$—	$—	$—	$—
	$—	$36,325.0	$—	$36,325.0	$—	$—	$—	$—

Note 7 – Accrued Liabilities

Accrued liabilities as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017	December 31, 2016
Salaries, employee benefits and related taxes	$1,129.6	$1,406.3
Retention payments	2,233.1	—
Professional fees	192.5	224.5
Income tax payable	6,791.5	—
CIRM upfront funding - current	1,745.5	—
Other	316.4	1,028.6
Total	$12,408.6	$2,659.4

Index

Note 8 – Debt

Notes Payable

As of June 30, 2017 and December 31, 2016, the Company had notes payable of approximately $0.6 million and $0.7 million, respectively. The notes relate to certain insurance policies and equipment financings, require monthly payments, and mature within one to three years.

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

In March 2016, concurrent with the 2016 Hitachi Transaction (see Note 3), the Company and the Lender entered into an amendment to the Loan and Security Agreement whereby (i) the Company paid $7.0 million to Lender, comprising principal, interest and early termination fees, (ii) the Company's subsidiaries PCT, PCT Allendale, LLC, and NeoStem Family Storage, LLC (collectively the "Removed Borrowers") were removed as borrowers under the Loan, (iii) Lender's security interests in any and all assets of the Removed Borrowers were released, (iv) the interest only period on the remaining outstanding Loan balance was extended until January 1, 2017, and (v) in the event the Company received gross proceeds from the sale or issuance of any equity securities or subordinated debt, or any partnership, licenses, collaboration, dividend, grant or asset sale through March 31, 2017, 20% of such proceeds will be paid to Lender, up to a $3.0 million maximum as additional partial repayment of Loan. On September 14, 2016, concurrent with the Company's September 2016 Registered Direct Offering and Concurrent Private Placement (see Note 10), the Company repaid $3.0 million of such proceeds to the Lender. The outstanding balance was approximately $5.7 million at December 31, 2016.

In May 2017, concurrent with the 2017 Hitachi Transaction (see Note 3), the Company retired the Loan in full, and paid $4.9 million to Lender, comprising principal, interest and early termination fees. The Company was making interest-only payments on the outstanding amount of the Loan on a monthly basis at a rate of 8.50% per annum. During the three and six months ended June 30, 2017, the Company recognized $0.2 million and $0.4 million of interest expense, respectively, related to the Loan and Security Agreement. During the three and six months ended June 30, 2016, the Company recognized $0.3 million and $0.5 million of interest expense, respectively, related to the Loan and Security Agreement.

Note 9 – Redeemable Securities

Under the 2016 Hitachi Transaction (see Note 3), Hitachi had the right, at any time following the tenth anniversary of the 2016 Hitachi Transaction to require Caladrius or PCT to purchase all or some of the equity securities in PCT then held by Hitachi ("Hitachi Put Right") for an amount equal to the lesser of (i) the fair market value of the Hitachi equity holdings and (ii) the original purchase price paid of $19.4 million on March 11, 2016 for its 19.9% ownership interest, plus interest at a rate of 2.0% per annum compounded annually; provided, however, that if Hitachi ownership interests increased subsequent to its initial ownership interest, and it offers to sell its equity holdings in excess of 21% of PCT’s outstanding equity securities, then the Company would be required to purchase all such equity holdings of Hitachi but in no event would the aggregate purchase price of such Hitachi equity holdings exceed $20.5 million plus interest at the rate of 2.0% per annum compounded annually.

As of December 31, 2016, since Hitachi had the right to deliver the equity interests in PCT it held in exchange for cash from Caladrius or PCT, the initial $19.4 million value of the non-controlling interest was considered redeemable equity, requiring it to be treated as mezzanine equity. Redeemable non-controlling interest is required to be initially measured at the initial carrying amount. If the non-controlling interest is not currently redeemable and also not probable of becoming redeemable (e.g., it is not probable a contingency that triggers redemption will be met), the non-controlling interest should be classified in mezzanine equity.

Concurrent with 2017 Hitachi Transaction (see Note 3), the Hitachi Put Right was eliminated, and $14.7 million previously classified as Redeemable Securities was classified to Additional Paid in Capital. In addition, the remaining portion classified as Redeemable Securities of $4.7 million was classified to Non-Controlling Interests, representing Hitachi's ownership interest in PCT at the time of the 2016 Hitachi Transaction, which was subsequently eliminated upon the 2017 Hitachi transaction and included the PCT gain on sale.

Note 10 – Shareholders' Equity

Index

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

Aspire Purchase Agreements

In November 2015, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, subject to certain terms and conditions, Aspire Capital is committed to purchase up to an aggregate of $30 million of shares (limited to a maximum of approximately 1.1 million shares, unless stockholder approval is obtained or certain minimum sale price levels are reached) of the Company's common stock over a 24-month term. As consideration for entering into the Purchase Agreement, the Company issued 84,270 shares of its common stock to Aspire Capital. During the six months ended June 30, 2017, the Company issued 210,506 shares of common stock under the Purchase Agreement for gross proceeds of $1.2 million. Overall, as of June 30, 2017, the Company has issued 319,776 shares under the Purchase Agreement for gross proceeds of $1.5 million.

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

Index

The Company is party to one other existing agreement with Aspire Capital (the "May 2015 Purchase Agreement"). The registration statement we previously filed with the SEC to cover offerings of shares of our common stock subject to the May 2015 Purchase Agreement has expired, and we have not, and currently have no intention to include such shares in a registration statement filed with the SEC. Unless and until we include such shares in a registration statement filed with the SEC, we are unable to initiate sales to Aspire under the May 2015 Purchase Agreement. Under the May 2015 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $30 million of shares. As consideration for entering into the May 2015 Purchase Agreement, the Company issued 36,484 shares of its common stock to Aspire Capital. The Company has not issued any additional shares under the May 2015 Purchase Agreement.

Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the six months ended June 30, 2017, as adjusted for the Reverse Stock Split:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2016	952,790	$39.90	7.60	$—	388,062	$76.50	1.24	$—

Changes during the period:
Granted	447,157	11.80			—	—
Exercised	(3,835)	4.70			—	—
Forfeited	(244,413)	18.70			(1,691)	700.00
Expired	(32,119)	37.00			(100,909)	128.60
Outstanding at June 30, 2017	1,119,580	$33.50	5.58	$231.8	285,462	$57.80	1.10	$—
Vested at June 30, 2017 or expected to vest in the future	1,119,152	$33.60	5.58	$231.8	285,462	$57.80	1.10	$—
Vested at June 30, 2017	1,111,740	$32.90	5.59	$231.5	285,462	$57.80	1.10	$—

Restricted Stock

During the six months ended June 30, 2017 and 2016, the Company issued restricted stock for services as follows (in thousands, except share data):

	Six Months Ended June 30,
	2017	2016
Number of restricted stock issued	132,726	107,719
Value of restricted stock issued	$469.9	$651.7

Note 11 – Share-Based Compensation

Share-based Compensation

We utilize share-based compensation in the form of stock options, warrants and restricted stock.  The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2017 and 2016 (in thousands):

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$162.0	$—	$208.2	$71.0
General and administrative	1,261.7	253.5	1,611.2	812.0
Discontinued operations	751.4	82.0	888.9	352.0
Total share-based compensation expense	$2,175.1	$335.5	$2,708.3	$1,235.0

The approval of the 2017 Hitachi Transaction (see Note 3) by our stockholders resulted in a change in control under our equity compensation plans (as defined in the 2009 Plan and the 2015 Equity Plan, and, together with the 2009 Plan, the “Equity Compensation Plans”). Accordingly, all outstanding unvested equity awards were accelerated upon the Closing Date, resulting in an acceleration of $1.9 million of equity compensation for the three and six months ended June 30, 2017. In addition, in connection with the 2017 Hitachi Transaction, the Company agreed to extend the post-termination option exercise period for all PCT employees transitioning to Hitachi from 90 days to the earlier of (i) two years (May 18, 2019) or (ii) the date of the employees' termination from PCT. The post-termination option exercise period modification resulted in an additional expense of $0.3 million, which was recorded entirely during the three months ended June 30, 2017 and recorded in discontinued operations, since there were no future service requirements to receive the extended benefit.

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at June 30, 2017 were as follows (in thousands):

	Stock Options	Restricted Stock
Unrecognized compensation cost	$38.8	$13.6
Expected weighted-average period in years of compensation cost to be recognized	0.69	0.39

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the six months ended June 30, 2017 and 2016 were as follows, as adjusted for the Reverse Stock Split (in thousands):

	Stock Options
	Six Months Ended June 30,
	2017	2016
Total fair value of shares vested	$5,001.7	$1,153.1
Weighted average estimated fair value of shares granted	$1.72	$4.02

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

Note 12 – Research Funding

California Institute of Regenerative Medicine Grant Award
In February 2017, the California Institute for Regenerative Medicine ("CIRM") awarded us funds of up to $12.2 million to support the T-Rex Study. The funding will be based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. We received $5.7 million in initial funding in May 2017, which will be amortized over the estimated award period through July 2020 as a reduction to the related research and development expenses. As of June 30, 2017, $1.7 million of the funding received is recorded in Accrued Liabilities, representing the amount expected to be recognized over the next 12 months, and $3.6 million of the funding received is recorded in Other Long-Term Liabilities. During the three months ended June 30, 2017, the Company amortized and recognized a $0.3 million credit to research and development related to CIRM funds received.

Note 13 – Income Taxes

Index

As of December 31, 2016, the Company had approximately $232.7 million of federal net operating loss carryforwards ("NOLs") available to offset future taxable income expiring from 2027 through 2036. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s NOLs could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible.  If a change of ownership did occur, there would be an annual limitation on the usage of the Company’s losses which are available through 2036.

In assessing the ability to realize deferred tax assets, including the NOLs, the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred tax assets.  During the quarter ended June 30, 2017, the Company generated a gain from the sale of 80.1% of their ownership in PCT. The gain from the sale of PCT is included in discontinued operations. The Company for the six months ended June 30, 2017 has generated losses from continuing operations and has forecasted losses for the remainder of the year. Based on generating taxable income for the 2017 year, the Company will utilize net operating losses which were offset by a full valuation allowance. The Company anticipates that they will maintain a valuation allowance on the remaining deferred tax assets at the end of the year.

Deferred tax liabilities were $0 and $1.1 million as of June 30, 2017 and December 31, 2016, respectively, and relate to the taxable temporary differences on the goodwill recognized in the PCT acquisition in 2011. The taxable temporary differences, which were tax deductible and were to be amortized over 15 years. The deferred tax liability was reversed during the three months ended June 30, 2017, as a result of the divestiture of PCT.

The Company applies ASC 740-10 for uncertain tax positions. The Company utilizes the two step process to determine the amount of recognized tax benefit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties associated with certain tax positions as a component of income tax expense.

As of June 30, 2017, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

During the second quarter the Company has both continuing and discontinued operations. ASC 740-20-45-7 addresses the income tax accounting treatment when there is a loss from continuing operations and income from discontinuing operations. The Company must consider the gain from discontinued operations for purposes of allocating a tax benefit to the current year loss from continuing operations. The Company has adopted a method in which the income from discontinued operations are recognized as a discrete item in the period in which it occurs and apply the concepts of the annual effective tax rate (AETR) during each period in computing the income tax provision from continuing operations. This method results in a tax expense for discontinued operations and an income tax benefit for the loss generated from continuing operations. The Company is forecasting losses from continuing operations for the remainder of 2017 against which an income tax benefit will be recorded.

The Company completed the audit of its federal tax returns for the years 2012 and 2013 during the fourth quarter of 2016. The audit resulted in an adjustment to the Company's NOL carryforward. For years prior to 2014, the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from date of filing. The Company ceased doing business in China in 2012.  After 2012, the Company had no foreign tax filing obligations.  The foreign returns filed for 2012 and prior are subject to examination for five years.

Note 14 – Discontinued Operations

PCT Segment

On May 18, 2017, the Company completed the previously announced Sale of its remaining 80.1% membership interest in PCT to Hitachi. Pursuant to the Purchase Agreement, by and among Caladrius, PCT and Hitachi, the aggregate purchase price to the Company consisted of (i) $75.0 million in cash, (ii) a cash adjustment, based on PCT’s cash and outstanding indebtedness as of the Closing Date, of approximately $4.4 million, and (iii) a potential future milestone payment of $5.0 million if PCT achieves $125 million in Cumulative Revenue (excluding clinical service reimbursables) (the “Milestone”) for the period from January 1,

Index

2017 through December 31, 2018 (the “Milestone Period”). The Company has determined that the fair value of the milestone payment as of the closing date was valued at zero.
Pursuant to the terms of the Purchase Agreement, Hitachi paid the Company $5.0 million in March 2017 as an advance payment pending shareholder approval of the transaction and other closing conditions included in the Purchase Agreement. On the Closing Date, the Company received $65.0 million, with an additional $5.0 million of the purchase consideration (the "Escrow Amount") deposited into an escrow account to cover potential indemnification claims against Caladrius. In June 2018, the escrow agent will disburse to the Company the Escrow Amount less (i) that portion of the Escrow Amount previously paid in satisfaction of claims for indemnification pursuant to the terms of the Purchase Agreement and (ii) that portion of the Escrow Amount that is determined, in the reasonable judgment of Hitachi, to be necessary to satisfy all unsatisfied or disputed claims for indemnification specified in any claim notice delivered to the Company. The Company also received the additional $4.4 million cash adjustment payment in July 2017. The Company incurred approximately $6.9 million in transaction costs related to the Sale, including $4.3 million in retention payments to PCT employees, of which 50% was paid in June 2017, and the other 50% payable on the one year anniversary of the Closing Date.

The Company recognized the following gain on the date of sale of its 80.1% interest in PCT (in thousands):

Fair value of consideration received	$79,425
Transaction and retention costs	(6,919)
Carrying value of segment non-controlling interest	3,687
$76,193
Less carrying amount of assets and liabilities sold:
Cash	$6,727
Accounts Receivable	3,702
Deferred costs	4,685
Prepaid expenses and other current assets	743
Property, plant and equipment, net	14,900
Goodwill	7,013
Intangibles, net	2,090
Other assets	215
Accounts payable	(2,278)
Accrued liabilities	(2,927)
Due from Caladrius	450
Unearned revenues	(10,529)
Notes payable	(342)
$24,449

Gain on sale of PCT	$51,744

The operations and cash flows of the PCT Segment were eliminated from ongoing operations with the sale of the Company's PCT Interest. The operating results of the PCT Segment for the three and six months ended June 30, 2017 and June 30, 2016 were as follows (in thousands):

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$5,729	$10,002	$16,039	$19,116
Cost of revenues	(5,268)	(8,125)	(15,321)	(15,640)
Research and development	(143)	(168)	(257)	(333)
Selling, general, and administrative	(8)	(1,789)	(3,251)	(3,420)
Other expense	(8)	(26)	(16)	(55)
Provision for income taxes	(11,559)	(47)	(11,608)	(100)
Gain on sale of segment	51,744	—	51,744	—
Income (loss) from discontinued operations	$40,487	$(152)	$37,330	$(432)

Note 15 – Commitments and Contingencies

Lease Commitments

We lease facilities under various operating lease agreements in Basking Ridge, NJ, New York, NY, and Irvine, CA, of which certain leases have escalation clauses and renewal options. We also lease equipment under certain noncancelable operating leases. Our leases expire from time to time through 2021.
A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of June 30, 2017 are as follows (in thousands):

Years ended	Operating Leases
2017	$655.1
2018	817.4
2019	786.2
2020	801.6
2021 and thereafter	603.0
Total minimum lease payments	$3,663.3

Expense incurred under operating leases was approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2017, respectively. Expense incurred under operating leases was approximately $0.3 million and $0.7 million for the three and six months ended June 30, 2016, respectively.

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

Overview

Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”), is a company developing cellular therapeutics to treat certain diseases. We leverage specialized cell therapy clinical development expertise to select and develop early-stage cell therapy candidates with the intention of partnering these candidates post proof-of-concept in humans. Our current lead product candidate, CLBS03, is an autologous polyclonal regulatory T cell ("Treg") clinical phase 2 therapy targeting children aged 8-17 with recent-onset type 1 diabetes mellitus ("T1D").

Immunomodulation (Treg Technology)

We are developing strategically, through the utilization of our core clinical development expertise, a product candidate (CLBS03) that is an innovative therapy for T1D. This therapy is based on a proprietary platform technology for immunomodulation. We have selected as an initial target the unmet medical need of patients who are newly diagnosed with T1D, most of whom will be below the age of 18. This program is based on the use of Tregs to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg number and function. Tregs are a natural part of the human immune system and regulate the activity of effector T cells; the cells that are responsible for protecting the body from pathogens and foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by effector T cells. In autoimmune disease, however, it is thought that deficient Treg activity and numbers permit the effector T cells to attack the body's own beneficial cells. In the case of T1D, the beta cells in the pancreas are attacked thereby reducing and/or eliminating over time the patient's ability to produce insulin. Insulin is necessary to regulate sugar metabolism and maintain proper sugar levels in the blood. Inconsistent or unnatural insulin levels can lead to many complications, including blindness, vascular disease and, if no insulin supplement is provided, even death. There are currently no curative treatments, only lifelong insulin therapy, which therapy often does not prevent serious co-morbidities. Two Phase 1 clinical trials of this technology in T1D demonstrated safety and tolerance, feasibility of manufacturing, an implied durability of effect as well as an early indication of potential therapeutic effect through the preservation of beta cell function. In the first quarter of 2016, we commenced patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2 prospective, randomized, placebo-controlled, double-blind clinical trial (the "TRex Study") to evaluate the safety and efficacy of CLBS03 in adolescents with recent onset TID. In October 2016, we received a satisfactory safety evaluation by our independent Data Safety Monitoring Board based on safety data then available from the first 19 patients enrolled in the trial. A subsequent interim analysis of early therapeutic effect is planned after approximately 50% of patients reach the six-month follow-up milestone, which analysis is expected in late 2017 or early 2018. We entered into a strategic collaboration with Sanford Research to support the execution of this trial. Sanford Research is a U.S.-based non-profit research organization that supports an emerging translational research center focused on finding a cure for T1D. On February 23, 2017, the California Institute for Regenerative Medicine ("CIRM") awarded us funds of up to $12.2 million to support the T-Rex Study. The funding will be based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. We received $5.7 million in initial funding on May 4, 2017. CLBS03 has been granted Fast Track and orphan drug designations from the U.S. Food and Drug Administration ("FDA") as well as Advanced Therapeutic Medicinal Product ("ATMP") classification from the European Medicines Agency ("EMA").

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

Index

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

Discontinued Operations
On May 18, 2017 (the "Closing Date"), the Company completed the previously announced sale of its remaining 80.1% membership interest in PCT, LLC, a Caladrius company ("PCT") to Hitachi Chemical Co. America, Ltd. ("Hitachi"), pursuant to the Interest Purchase Agreement (the "Purchase Agreement"), dated as of March 16, 2017, by and among Caladrius, PCT and Hitachi (the "2017 Hitachi Transaction"), for $75.0 million in cash, plus an additional cash adjustment based on PCT’s cash and outstanding indebtedness as of the Closing Date ("Additional Consideration") and a potential future milestone payment. The sale of PCT represents a strategic shift that has a major effect on the Company’s operations, and therefore, PCT is accounted for as discontinued operations. All periods presented were adjusted to reflect PCT as discontinued operations.

Results of Operations

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

Net losses from continuing operations for the three months ended June 30, 2017 and June 30, 2016 were $2.0 million and $7.7 million, respectively. Income from discontinued operations for the three months ended June 30, 2017 was $40.5 million, compared to losses from discontinued operations for the three months ended June 30, 2016 of $0.2 million. Overall, net income for the three months ended June 30, 2017 was approximately $38.5 million and compared to net loss of $7.9 million for the three months ended June 30, 2016.

Net losses from continuing operations for the six months ended June 30, 2017 and June 30, 2016 were $8.7 million and $19.5 million, respectively. Income from discontinued operations for the six months ended June 30, 2017 was $37.3 million, compared to losses from discontinued operations for the six months ended June 30, 2016 of $0.4 million. Overall, net income for the six months ended June 30, 2017 was approximately $28.7 million compared to a net loss of $19.9 million for the six months ended June 30, 2016.

Operating Expenses

 For the three months ended June 30, 2017, operating expenses totaled $7.7 million compared to $7.4 million for the three months ended June 30, 2016, representing an increase of $0.3 million, or 4%. Operating expenses were comprised of the following:

•
Research and development expenses were approximately $4.3 million for the three months ended June 30, 2017, compared to $4.5 million for the three months ended June 30, 2016, representing a decrease of approximately $0.2 million, or 5%.

Index

◦
Immune Modulation - Immune modulation expenses, primarily related to expenses associated with our Phase 2 study of CLBS03 in T1D, were $3.9 million for the three months ended June 30, 2017, compared to $2.4 million for the three months ended June 30, 2016.

◦
Ischemic Repair - Ischemic repair expenses were $0.2 million for the three months ended June 30, 2017, compared to $0.8 million for the three months ended June 30, 2016. The decrease is primarily due to lower program expenses associated with the decision to only conduct clinical study activity for a critical limb ischemia development program in Japan with a partner, and diminishing wind down expenses associated with the close-out activities of the PreSERVE-AMI Phase 2 study for CLBS10.

◦
Other - Other research and development expenses were $0.1 million for the three months ended June 30, 2017, compared to $1.3 million for the three months ended June 30, 2016. The decrease is related to $1.2 million of close-out activities for the Intus Phase 3 clinical trial for the immunotherapy product candidate CLBS20, announced in January 2016.

•
General and administrative expenses were approximately $3.4 million for the three months ended June 30, 2017, compared to $2.9 million for the three months ended June 30, 2016, representing an increase of approximately $0.5 million, or 18%. The increase was due to higher equity-based compensation of $1.3 million during the three months ended June 30, 2017, compared with $0.3 million for the three months ended June 30, 2016, reflecting the acceleration of vesting of all options and restricted stock outstanding as of May 18, 2017 (the PCT Closing Date), as the transaction was determined to qualify as a change in control under our employee compensation plans which triggered the vesting. The increase was partially offset by lower overall administrative expenses.

 For the six months ended June 30, 2017, operating expenses totaled $14.1 million compared to $18.3 million for the six months ended June 30, 2016, representing a decrease of $4.1 million or 23%. Operating expenses were comprised of the following:

•
Research and development expenses were approximately $8.0 million for the six months ended June 30, 2017, compared to $10.5 million for the six months ended June 30, 2016, representing a decrease of approximately $2.5 million, or 24%.

◦
Immune Modulation - Immune modulation expenses, including expenses associated with our Phase 2 study of CLBS03 in T1D, were $8.0 million for the six months ended June 30, 2017, compared to $4.7 million for the six months ended June 30, 2016.

◦
Ischemic Repair - Ischemic repair expenses were $0.3 million for the six months ended June 30, 2017, compared to $2.0 million for the six months ended June 30, 2016. The decrease is primarily due to lower program expenses associated with the decision to only conduct clinical study activity for a critical limb ischemia development program in Japan with a partner, and diminishing wind down expenses associated with the close-out activities of the PreSERVE-AMI Phase 2 study for CLBS10 during the six months ended June 30, 2016.

◦
Other - Other research and development expenses were $0.3 million for the six months ended June 30, 2017, compared to $3.9 million for the six months ended June 30, 2016. The decrease is related to $2.5 million of close-out activities for the Intus Phase 3 clinical trial for the immunotherapy product candidate CLBS20, announced in January 2016, along with $1.2 million of associated one-time restructuring costs for severance and asset impairments during the six months ended June 30, 2016.

•
General and administrative expenses were approximately $6.1 million for the six months ended June 30, 2017 compared to $7.7 million for the six months ended June 30, 2016, representing a decrease of approximately $1.6 million, or 21%. The decrease was primarily related to operational and compensation-related cost reductions compared to the prior year period, but offset by higher transaction-related expenses associated with the PCT Sale. Equity-based compensation of $1.6 million was also higher during the six months ended June 30, 2017, compared with $0.8 million for the six months ended June 30, 2016, reflecting the acceleration of vesting of all options and restricted stock outstanding as of May 18, 2017 (the PCT Closing Date), as the transaction was determined to qualify as a change in control under our employee compensation plan which triggered the vesting.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Index

Interest Expense

Interest expense was $0.2 million for the three months ended June 30, 2017, compared with $0.3 million for the three months ended June 30, 2016, and $0.4 million for the six months ended June 30, 2017, compared with $1.2 million for the six months ended June 30, 2016. Interest expense is primarily related to interest expense on the loan from Oxford Finance LLC ("Oxford Finance"). Concurrent with the PCT Sale on May 18, 2017, the Oxford loan was fully repaid and retired.

Benefit from Income Taxes

The benefit from income taxes was $5.9 million for the three and six months ended June 30, 2017, respectively. During the second quarter the Company has both continuing and discontinued operations. ASC 740-20-45-7 addresses the income tax accounting treatment when there is a loss from continuing operations and income from discontinuing operations. The Company must consider the gain from discontinued operations for purposes of allocating a tax benefit to the current year loss from continuing operations. There are three acceptable methods on how a company can record its tax provision in interim periods. The Company has adopted a method in which the income from discontinued operations are recognized as a discrete item in the period in which it occurs and applies the concepts of the annual effective tax rate (AETR) during each period in computing the income tax provision from continuing operations. This method results in tax expense for discontinued operations and an income tax benefit for the loss generated from continuing operations. The Company is forecasting losses from continuing operations for the remainder of 2017 against which an income tax benefit will be recorded.

Discontinued Operations

On May 18, 2017, the Company completed the previously announced Sale of its remaining 80.1% membership interest in PCT to Hitachi. Pursuant to the Purchase Agreement, by and among Caladrius, PCT and Hitachi, the aggregate purchase price to the Company consisted of (i) $75.0 million in cash, (ii) a cash adjustment, based on PCT’s cash and outstanding indebtedness as of the Closing Date, which the Company has estimated to be approximately $4.4 million, and (iii) a potential future milestone payment of $5.0 million, if PCT achieves $125 million in Cumulative Revenue (excluding clinical service reimbursables) (the “Milestone”) for the period from January 1, 2017 through December 31, 2018 (the “Milestone Period”). The Company has determined that the fair value of the milestone payment as of the closing date was valued at zero.

Pursuant to the terms of the Purchase Agreement, Hitachi paid the Company $5.0 million in March 2017, as an advance payment pending shareholder approval of the transaction and other closing conditions included in the Purchase Agreement. On the Closing Date, the Company received $65.0 million, with an additional $5.0 million of the purchase consideration (the "Escrow Amount") deposited into an escrow account to cover potential indemnification claims against the Company. In June 2018, the escrow agent will disburse to the Company the Escrow Amount less (i) that portion of the Escrow Amount previously paid in satisfaction of claims for indemnification pursuant to the terms of the Purchase Agreement and (ii) that portion of the Escrow Amount that is determined, in the reasonable judgment of Hitachi, to be necessary to satisfy all unsatisfied or disputed claims for indemnification specified in any claim notice delivered to the Company. The Company also received the additional $4.4 million cash adjustment payment in July 2017. The Company incurred approximately $6.9 million in transaction costs related to the Sale, including $4.3 million in retention payments to PCT employees, of which 50% was paid in June 2017, and the other 50% payable on the one year anniversary of the Closing Date.

The Company recognized the following gain on the date of sale of its 80.1% interest in PCT (in thousands):

Index

Fair value of consideration received	$79,425
Transaction and retention costs	(6,919)
Carrying value of segment non-controlling interest	3,687
$76,193
Less carrying amount of assets and liabilities sold:
Cash	$6,727
Accounts Receivable	3,702
Deferred costs	4,685
Prepaid expenses and other current assets	743
Property, plant and equipment, net	14,900
Goodwill	7,013
Intangibles, net	2,090
Other assets	215
Accounts payable	(2,278)
Accrued liabilities	(2,927)
Due from Caladrius	450
Unearned revenues	(10,529)
Notes payable	(342)
$24,449

Gain on sale of PCT	$51,744

The operations and cash flows of the PCT Segment were eliminated from ongoing operations with the sale of the Company's PCT Interest. The operating results of the PCT Segment for the three and six months ended June 30, 2017 and June 30, 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$5,729	$10,002	$16,039	$19,116
Cost of revenues	(5,268)	(8,125)	(15,321)	(15,640)
Research and development	(143)	(168)	(257)	(333)
Selling, general, and administrative	(8)	(1,789)	(3,251)	(3,420)
Other expense	(8)	(26)	(16)	(55)
Provision for income taxes	(11,559)	(47)	(11,608)	(100)
Gain on sale of segment	51,744	—	51,744	—
Income (loss) from discontinued operations	$40,487	$(152)	$37,330	$(432)

Index

Analysis of Liquidity and Capital Resources

At June 30, 2017, we had cash and cash equivalents, restricted cash, and marketable securities of approximately $64.4 million, working capital of approximately $55.9 million, and stockholders’ equity of approximately $54.4 million.

During the six months ended June 30, 2017, we met our immediate cash requirements through cash received from the transaction with Hitachi, proceeds from the issuances of our common stock, and existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities - continuing operations	$(14,939.1)	$(17,178.2)
Net cash provided by (used in) investing activities - continuing operations	27,018.1	(1,068.1)
Net cash (used in) provided by financing activities - continuing operations	(2,838.1)	9,580.8

Operating Activities - Continuing Operations

Our cash used in operating activities in the six months ended June 30, 2017 totaled approximately $14.9 million, which is the sum of (i) our net income of $28.7 million, less discontinued operations of $37.3 million, adjusted for non-cash expenses totaling $2.2 million (which includes adjustments for equity-based compensation, depreciation and amortization, loss on disposal of assets, and deferred tax liabilities), and (ii) changes in operating assets and liabilities using approximately $8.5 million.

Our cash used in operating activities in the six months ended June 30, 2016 totaled approximately $17.2 million, which is the sum of (i) our net loss of $19.9 million, less discontinued operations of $0.4 million, adjusted for non-cash expenses totaling $1.7 million (which includes adjustments for equity-based compensation, depreciation and amortization, loss on disposal of assets, and deferred tax liabilities), and (ii) changes in operating assets and liabilities providing approximately $0.6 million.

 Investing Activities - Continuing Operations

Our cash provided by investing activities in the six months ended June 30, 2017 totaled approximately $27.0 million. On May 18, 2017, Hitachi paid us $70.3 million in connection with the sale of our 80.1% ownership interest in PCT to Hitachi, less $6.7 million of cash held by our PCT subsidiary on the date of the acquisition. We also invested $36.4 million in marketable securities, spent approximately $0.1 million for property and equipment.

Our cash used in investing activities in the six months ended June 30, 2016 totaled approximately $1.1 million, representing property and equipment purchases.

Financing Activities - Continuing Operations

During the six months ended June 30, 2017, our financing activities consisted of the following:

•	We paid $5.7 million in principal payments on our long term debt to Oxford Finance.

•
On March 22, 2017, Sanford Health agreed to waive the conditions for the Second Closing (achievement of the enrollment of 70 subjects in our Phase 2 CLBS03 clinical trial) and purchased 423,729 shares of our common stock, relating to the September 2016 private placement offering, resulting in gross proceeds to us of $2.0 million.

•	We raised gross proceeds of approximately $1.2 million through the issuance of approximately 210,506 shares of our common stock under the provisions of our Common Stock Purchase Agreement with Aspire.
During the six months ended June 30, 2016, our financing activities consisted of the following:

•	Hitachi purchased a 19.9% membership interest in PCT for $19.4 million, of which $15.0 million of proceeds was distributed to Caladrius from PCT and $4.4 million remained at PCT.

Index

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

Liquidity and Capital Requirements Outlook

To meet our short and long term liquidity needs, we expect to use existing cash balances, additional cash that may be received if certain milestones are met (as described below) pursuant to the private placement purchase agreements we entered into in September 2016, and a variety of other means, including raising capital through our common stock purchase agreements with Aspire Capital. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets. Our history of operating losses and liquidity challenges may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. We will also continue to seek, as appropriate, grants for scientific and clinical studies from various governmental agencies and foundations. We believe that our cash on hand will enable us to fund the development of CLBS03 and other operating expenses for at least the next 12 months following the issuance of our financial statements.
In March 2016, Hitachi purchased a 19.9% membership interest in PCT for $19.4 million, of which $15.0 million of proceeds was distributed to Caladrius from PCT and $4.4 million remained at PCT. In May 2017, Hitachi paid us $70.3 million in connection with the sale of our 80.1% ownership interest in PCT to Hitachi, less $6.7 million of cash held by our PCT subsidiary on the date of the acquisition. In July 2017, Hitachi paid us an additional $4.4 million, representing Additional Consideration based on PCT’s cash and outstanding indebtedness as of the Closing Date,
In September 2016, we entered into a securities purchase agreement with a single institutional investor pursuant to which we issued in a registered direct offering, an aggregate of 0.8 million shares of our common stock at a purchase price of $4.72 per share. The gross proceeds to us from the registered direct offering of the shares of common stock were $4.0 million. In concurrent private placements, in September 2016, we entered into Private Placement Purchase Agreements with certain accredited investors for the sale of common stock, at a purchase price of $4.72 per share. However, we terminated the Private Placement Purchase Agreement with one accredited investor for failure to make payment. The investments, net of the terminated agreement, were placed in two tranches: (i) $6.6 million upon an initial closing (the “Initial Closing”), and (ii) $4.4 million, subject to certain conditions, including the enrollment of 70 subjects in our Phase 2 CLBS03 clinical trial, in a second closing (the “Second Closing”). We received the Initial Closing tranche in 2016 and issued 1.4 million shares of common stock. In March 2017, Sanford Health agreed to waive the conditions for the Second Closing and we received $2.0 million of the Second Closing tranche and issued 0.4 million shares of common stock. We expect to receive the balance in 2017.
In March 2016, we entered into a securities purchase agreement with certain investors, pursuant to which we issued and sold in a private placement an aggregate of 141,844 shares of common stock and two-year warrants to purchase up to an aggregate of 141,844 shares of our common stock, at an exercise price of $10.00 per share. The unit purchase price for a share of our common stock and warrants to purchase one share of our common stock was $7.05 per unit, with $1.0 million of gross proceeds received by us.
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
In September 2014, we entered into a Loan and Security Agreement with Oxford Finance LLC and received $15.0 million in gross proceeds. We had been making interest-only payments on the outstanding amount of the loan on a monthly basis at a rate of 8.50% per annum. In March 2016, upon execution of the March 2016 Hitachi Transaction, we and Oxford Finance LLC entered into an amendment to the Loan and Security Agreement whereby (i) we paid $7.0 million to Oxford Finance LLC, comprised of principal, interest and early termination fees, (ii) our subsidiaries PCT, PCT Allendale, LLC, and NeoStem Family Storage, LLC (collectively the "Removed Borrowers") were removed as borrowers under the Loan, (iii) Oxford Finance LLC's security interests in any and all assets of the Removed Borrowers were released, (iv) the interest only period on the remaining outstanding Loan balance was extended until January 1, 2017. In September 2016, we paid $3.0 million to repay a portion of the outstanding loan with Oxford Finance. In May 2017, upon execution of the May 2017 Hitachi Transaction, we and Oxford Finance LLC entered

Index

into an amendment to the Loan and Security Agreement whereby we paid the remaining $5.7 million long-term debt balance to Oxford Finance LLC.
While we continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital generating efforts may worsen as existing resources are used. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; our stock price may not reach levels necessary to induce option or warrant exercises; and asset sales may not be possible on terms we consider acceptable. If we are unable to access capital necessary to meet our long-term liquidity needs, we may have to delay the expansion of our business or raise funds on terms that we currently consider unfavorable.

Seasonality

We do not believe that our operations are seasonal in nature.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates during the three months ended June 30, 2017, compared to those reported in our 2016 Form 10-K.

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

As of June 30, 2017, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously reported in our 2016 Form 10-K. See the risk factors set forth in our 2016 Annual Report on Form 10-K under the caption "Item 1 A - Risk Factors."

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

CALADRIUS BIOSCIENCES, INC.
August 10, 2017	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: Chief Executive Officer (Principal Executive Officer)
August 10, 2017	By: /s/ Joseph Talamo Name: Joseph Talamo Title: Senior Vice President and Chief Financial Officer(Principal Financial and Accounting Officer)

Index

CALADRIUS BIOSCIENCES, INC.
FORM 10Q

Exhibit Index

10.1*	2017 Employee Stock Purchase Plan
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_______________

*	Filed herewith.
**	Furnished herewith.