Form 10-Q
period 2017-09-30
CALADRIUS BIOSCIENCES, INC.
filed 2017-11-09
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________   to _________________________

Commission File Number 001-33650

CALADRIUS BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-2343568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Allen Road, 2nd Floor, Basking Ridge, New Jersey	07920
(Address of principal executive offices)	(zip code)

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
Yes  ☐     No  ☒
9,470,860 Shares, $0.001 Par Value, as of November 6, 2017

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

Index

Index

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$15,077,872	$7,076,651
Restricted cash	5,002,649	—
Marketable securities	44,371,615	—
Accounts receivable, net of allowances of $0 at September 30, 2017 and December 31, 2016, respectively	401,558	138,774
Prepaid and other current assets	920,008	1,900,493
Current assets related to discontinued operations	—	15,533,043
Total current assets	65,773,702	24,648,961
Property, plant and equipment, net	364,118	705,438
Other assets	1,417,439	1,582,209
Other assets related to discontinued operations	—	26,577,834
Total assets	$67,555,259	$53,514,442
LIABILITIES, REDEEMABLE SECURITIES - NON-CONTROLLING INTERESTS AND EQUITY
Current Liabilities
Accounts payable	$879,625	$2,226,580
Accrued liabilities	10,135,600	2,659,433
Long-term debt, current	—	3,126,457
Notes payable, current	359,553	563,777
Due to PCT	—	1,681,594
Current liabilities related to discontinued operations	—	10,925,052
Total current liabilities	11,374,778	21,182,893
Notes payable	—	159,180
Long-term debt	—	2,524,897
Other long-term liabilities	3,200,154	389,858
Liabilities related to discontinued operations	—	5,791,134
Total liabilities	$14,574,932	$30,047,962
Commitments and Contingencies
Redeemable Securities - Non-Controlling Interests	—	19,400,000
EQUITY
Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 1 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at September 30, 2017 and December 31, 2016	100	100
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 9,427,001 and 8,205,790 shares, at September 30, 2017 and December 31, 2016, respectively	9,427	8,206
Additional paid-in capital	433,006,780	410,372,049
Treasury stock, at cost; 11,080 shares at September 30, 2017 and December 31, 2016, respectively	(707,637)	(707,637)
Accumulated deficit	(378,947,243)	(404,788,809)
Accumulated other comprehensive loss	(28,717)	—
Total Caladrius Biosciences, Inc. stockholders' equity	53,332,710	4,883,909
Noncontrolling interests	(352,383)	(817,429)
Total equity	52,980,327	4,066,480
Total liabilities, redeemable securities - non-controlling interests, and equity	$67,555,259	$53,514,442
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Expenses:
Research and development	$3,187,024	$2,958,593	$11,190,939	$13,496,045
General and administrative	2,942,877	2,768,927	9,081,806	10,513,570
Total operating expenses	6,129,901	5,727,520	20,272,745	24,009,615

Operating loss	(6,129,901)	(5,727,520)	(20,272,745)	(24,009,615)

Other income (expense):
Other income (expense), net	176,855	5,117	137,288	19,559
Interest expense	(8,687)	(368,364)	(372,099)	(1,601,421)
	168,168	(363,247)	(234,811)	(1,581,862)

Loss from continuing operations before benefit from income taxes and noncontrolling interests	(5,961,733)	(6,090,767)	(20,507,556)	(25,591,477)
Benefit from income taxes	(2,413,951)	—	(8,301,494)	—
Net loss from continuing operations	(3,547,782)	(6,090,767)	(12,206,062)	(25,591,477)
Discontinued operations - net of taxes	—	(1,196,838)	37,329,963	(1,628,694)
Net (loss) income	$(3,547,782)	$(7,287,605)	$25,123,901	$(27,220,171)

Less - net loss from continuing operations attributable to noncontrolling interests	(119,342)	(59,423)	(149,509)	(187,126)
Less - net loss from discontinued operations attributable to noncontrolling interests	—	(345,649)	(568,156)	(334,879)
Net (loss) income attributable to Caladrius Biosciences, Inc. common stockholders	$(3,428,440)	$(6,882,533)	$25,841,566	$(26,698,166)

Amounts Attributable to Caladrius Inc. common stockholders:
Loss from continuing operations	(3,428,440)	(6,031,344)	(12,056,553)	(25,404,351)
Income (loss) from discontinued operations - net of taxes	—	(851,189)	37,898,119	(1,293,815)
Net income (loss) attributable to Caladrius Inc. common stockholders	$(3,428,440)	$(6,882,533)	$25,841,566	$(26,698,166)

Basic and diluted income (loss) per share
Continuing operations	$(0.38)	$(0.95)	$(1.37)	$(4.23)
Discontinued operations	$—	$(0.13)	$4.30	$(0.22)
Caladrius Biosciences, Inc. common stockholders	$(0.38)	$(1.09)	$2.94	$(4.45)

Weighted average common shares outstanding:
Basic and diluted shares	9,093,880	6,323,427	8,803,784	6,001,572

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(3,547,782)	$(7,287,605)	$25,123,901	$(27,220,171)

Other comprehensive loss:
Available for sale securities - net unrealized loss	(28,717)	(486)	(28,717)	(486)
Total other comprehensive loss	(28,717)	(486)	(28,717)	(486)

Comprehensive (loss) income	(3,576,499)	(7,288,091)	25,095,184	(27,220,657)

Comprehensive loss attributable to noncontrolling interests	(119,342)	(405,072)	(717,665)	(522,005)

Comprehensive (loss) income attributable to Caladrius Biosciences, Inc. common stockholders	$(3,457,157)	$(6,883,019)	$25,812,849	$(26,698,652)

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	10,000	$100	5,673,302	$5,673	$396,547,401	$486	$(372,132,490)	$(707,637)	$23,713,533	$(429,709)	$23,283,824
Net loss	—	—	—	—	—	—	(26,698,166)	—	(26,698,166)	(522,005)	(27,220,171)
Unrealized gain/loss on marketable securities	—	—	—	—	—	(486)	—	—	(486)	—	(486)
Share-based compensation	—	—	104,754	105	2,275,511	—	—	—	2,275,616	—	2,275,616
Net proceeds from issuance of common stock	—	—	2,403,865	2,404	11,648,308	—	—	—	11,650,712	—	11,650,712
Change in Ownership in Subsidiary	—	—	—	—	(195,219)	—	—	—	(195,219)	195,219	—
Balance at September 30, 2016	10,000	$100	8,181,921	$8,182	$410,276,001	$—	$(398,830,656)	$(707,637)	$10,745,990	$(756,495)	$9,989,495

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	10,000	$100	8,205,790	$8,206	$410,372,049	$—	$(404,788,809)	$(707,637)	$4,883,909	$(817,429)	$4,066,480
Net income	—	—	—	—	—	—	25,841,566	—	25,841,566	(717,665)	25,123,901
Unrealized gain/loss on marketable securities	—	—	—	—	—	(28,717)	—	—	(28,717)	—	(28,717)
Share-based compensation	—	—	54,545	55	2,412,926	—	—	—	2,412,981	—	2,412,981
Net proceeds from issuance of common stock	—	—	1,162,831	1,162	5,677,470	—	—	—	5,678,632	—	5,678,632
Proceeds from option exercises	—	—	3,835	4	13,572	—	—	—	13,576	—	13,576
Elimination of non-controlling interests associated with PCT sale	—	—	—	—	—	—	—	—	—	(3,686,526)	(3,686,526)
Reclassification of redeemable securities	—	—	—	—	14,733,908	—	—	—	14,733,908	4,666,092	19,400,000
Change in Ownership in Subsidiary	—	—	—	—	(203,145)	—	—	—	(203,145)	203,145	—
Balance at September 30, 2017	10,000	$100	9,427,001	$9,427	$433,006,780	$(28,717)	$(378,947,243)	$(707,637)	$53,332,710	$(352,383)	$52,980,327

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$25,123,901	$(27,220,171)
(Income) loss from discontinued operations	(37,329,963)	1,628,694
Share-based compensation	1,881,712	2,275,616
Depreciation and amortization	284,005	351,226
Loss on disposal of assets	175,793	591,307
Accretion on marketable securities	218,755	—
Changes in operating assets and liabilities:
Prepaid and other current assets	980,495	871,417
Accounts receivable	(262,784)	14,424
Other assets	164,788	191,717
Due to/from PCT	(1,681,593)	1,605,550
Accounts payable, accrued liabilities and other liabilities	(5,823,272)	(3,210,626)
Net cash used in operating activities - continuing operations	(16,268,163)	(22,900,846)
Net cash (used in) provided by operating activities - discontinued operations	(638,069)	2,608,615
Net cash used in operating activities	(16,906,232)	(20,292,231)
Cash flows from investing activities:
Purchase of marketable securities	(51,724,691)	—
Sale of marketable securities	7,105,603	—
Net proceeds from PCT sale	74,689,814	—
Net cash sold in PCT sale	(6,727,263)	—
Acquisition of property, plant and equipment	(118,478)	(1,068,130)
Net cash provided by (used in) investing activities - continuing operations	23,224,985	(1,068,130)
Net cash used in investing activities - discontinued operations	(188,794)	(1,247,623)
Net cash provided by (used in) investing activities	23,036,191	(2,315,753)
Cash flows from financing activities:
Proceeds from exercise of options	13,576	—
Tax withholding payments on net share settlement equity awards	(357,665)	—
Net proceeds from issuance of common stock	5,678,632	11,650,712
Repayment of long-term debt	(5,651,354)	(9,348,646)
Proceeds from notes payable	400,998	368,615
Repayment of notes payable	(764,402)	(715,610)
PCT dividend to Caladrius	—	15,000,000
Net cash (used in) provided by financing activities - continuing operations	(680,215)	16,955,071
Net cash (used in) provided by financing activities - discontinued operations	(74,231)	3,941,244
Net cash (used in) provided by financing activities	(754,446)	20,896,315
Net increase (decrease) in cash, cash equivalents and restricted cash	5,375,513	(1,711,669)
Cash, cash equivalents and restricted cash at beginning of period - continuing operations	7,076,651	18,657,971
Cash and cash equivalents at beginning of period - discontinued operations	7,628,357	1,660,440
Cash, cash equivalents and restricted cash at end of period	$20,080,521	$18,606,742
Less cash and cash equivalents of discontinued operations at end of period	—	6,962,677
Cash, cash equivalents and restricted cash of continuing operations at end of period	20,080,521	11,644,065

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$706,231	$973,729
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – The Business

Overview

Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”), is a company developing cellular therapeutics to treat certain diseases. We leverage specialized clinical development expertise to select and develop early-stage cell therapy candidates with the intention of developing such candidates to their next significant clinical milestone and, if appropriate, partnering such candidates. Our current lead product candidate, CLBS03, is an autologous polyclonal regulatory T cell ("Treg") clinical phase 2 therapy targeting children aged 8-17 with recent-onset type 1 diabetes mellitus ("T1D").

Immunomodulation (Treg Technology)

We are developing strategically, through the utilization of our core clinical development expertise, a product candidate (CLBS03) that has the potential to be an innovative therapy for T1D. This therapy is based on a proprietary platform technology for immunomodulation. We have selected as an initial target the unmet medical need of patients who are newly diagnosed with T1D, most of whom will be under the age of 18. This program is based on the use of Tregs to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg number and function. Tregs are a natural part of the human immune system and regulate the activity of effector T cells, the cells that are responsible for protecting the body from pathogens and foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by effector T cells. In autoimmune disease, however, it is thought that deficient Treg activity and numbers permit the effector T cells to attack the body's own beneficial cells. In the case of T1D, the beta cells in the pancreas are attacked thereby reducing and/or eliminating over time the patient's ability to produce insulin. Insulin is necessary to regulate sugar metabolism and maintain proper sugar levels in the blood. Inconsistent or unnatural insulin levels can lead to many complications, including blindness, vascular disease and, if no insulin supplement is provided, even death. There are currently no curative treatments for TID, only lifelong insulin therapy, which often does not prevent serious co-morbidities. Two Phase 1 clinical trials of Treg technology in T1D demonstrated safety and tolerance, feasibility of manufacturing, an implied durability of effect as well as an early indication of potential therapeutic effect through the preservation of beta cell function. In the first quarter of 2016, we commenced patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2 prospective, randomized, placebo-controlled, double-blind clinical trial (the "TRex Study") to evaluate the safety and efficacy of CLBS03 in adolescents with recent onset TID. In October 2016, we received a satisfactory safety evaluation by our independent Data Safety Monitoring Board based on safety data then available from the first 19 patients enrolled in the trial. A subsequent interim analysis is planned after approximately 50% of patients reach the six-month follow-up milestone, the results of which are expected to be publicly available by the mid to late first quarter of 2018. We entered into a strategic collaboration with Sanford Research to support the execution of this trial. Sanford Research is a U.S.-based non-profit research organization that supports an emerging translational research center focused on finding a cure for T1D. On February 23, 2017, the California Institute for Regenerative Medicine ("CIRM") awarded us funds of up to $12.2 million to support the T-Rex Study. The funding will be based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. We received $5.7 million in initial funding on May 4, 2017. CLBS03 has been granted Fast Track and orphan drug designations from the U.S. Food and Drug Administration ("FDA") as well as Advanced Therapeutic Medicinal Product ("ATMP") classification from the European Medicines Agency ("EMA").

Ischemic Repair (CD34 Cell Technology)
Our CD34 cell technology has led to the development of therapeutic candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34 cells, we seek to promote the development and formation of new blood vessels and thereby increase blood flow to the impacted area. We believe that conditions caused by underlying ischemic injury can be improved through our CD34 cell technology, including critical limb ischemia ("CLI"). Published reports in Circulation Cardiovascular Interventions, Atherosclerosis, Stem Cells and Circulation Journal, provide preliminary evidence that CD34 cell therapy is safe and can exert significant therapeutic effects in patients with CLI, a condition in which blood flow to the legs is severely impaired, causing pain and non-healing ulcers and, ultimately, potentially resulting in the need for amputation. Our Clinical Trial Notification for a pivotal Phase 2 trial investigating our product candidate in CLI CLBS12 was submitted to the Japanese Pharmaceutical and Medical Device Agency ("PMDA") and was cleared to proceed. The protocol design was agreed to with PMDA and, we intend to begin enrolling patients in late 2017 or early 2018. Under our agreement with the PMDA, a successful outcome of this trial would make CLBS12 eligible for early conditional approval in Japan. We are seeking to collaborate on CLBS12 with development and/or manufacturing partners. Furthermore, we submitted grant applications in an effort to seek non-dilutive financing to investigate the CD34 technology for

Index

additional clinical indications in the United States and on October 2, 2017 we announced the award of a $1.9 million grant from the National Institutes of Health to support a clinical study of CD34 cells in patients with coronary microvascular dysfunction.
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

Our current long-term strategy focuses on advancing our therapies through development toward the market and assisting patients suffering from life-threatening medical conditions. We believe that we are positioned to realize potentially meaningful value increases within our own proprietary pipeline based on the realization of advancing our product candidates to their next significant development milestone.

Discontinued Operations
On May 18, 2017 (the "Closing Date"), we completed the previously announced sale of our remaining 80.1% membership interest in PCT, LLC, a Caladrius company ("PCT") to Hitachi Chemical Co. America, Ltd. ("Hitachi"), pursuant to the Interest Purchase Agreement (the "Purchase Agreement"), dated as of March 16, 2017, by and among us, PCT and Hitachi (the "2017 Hitachi Transaction"), for $75.0 million in cash, plus an additional cash adjustment based on PCT’s cash and outstanding indebtedness as of the Closing Date ("Additional Consideration") and a potential future milestone payment (see Note 3). The sale of PCT represents a strategic shift that has a major effect on our operations, and therefore, PCT is accounted for as discontinued operations. All periods presented were adjusted to reflect PCT as discontinued operations.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2017 and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2016 and 2015 included in our 2016 Form 10-K. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company makes critical estimates and assumptions in determining useful lives of our long-lived assets, allowances for doubtful accounts, and stock-based awards values. Accordingly, actual results could differ from those estimates and assumptions.

An accounting policy is considered to be critical if it is important to the Company’s financial condition and results of operations and if it requires management’s most difficult, subjective and complex judgments in its application.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Caladrius Biosciences, Inc. and its wholly-owned and partially-owned subsidiaries and affiliates, as well as the operations of our former subsidiaries PCT, LLC, a Caladrius company, NeoStem

Index

Family Storage, LLC, and PCT Allendale, LLC entities (collectively the "PCT Segment") through May 18, 2017, representing the date which these entities were sold to Hitachi (see Note 3). The PCT Segment is reported in discontinued operations. All intercompany activities have been eliminated in consolidation, except for intercompany activities between Caladrius and the PCT Segment, which are reported without intercompany eliminations in continuing operations and discontinued operations, respectively.

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our 2016 Form 10-K. There were no changes to these policies during the three and nine months ended September 30, 2017.

Concentration of Risks
We are subject to credit risk from our portfolio of cash, cash equivalents, restricted cash, and marketable securities. Under our investment policy, we limit amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. Cash is held at major banks in the United States. Therefore, the Company is not exposed to any significant concentrations of credit risk from these financial instruments. The goals of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk, liquidity of investments sufficient to meet cash flow requirements, and a competitive after-tax rate of return.

Share-Based Compensation

The Company expenses all share-based payment awards to employees, directors, consultants, including grants of stock options, warrants, and restricted stock, over the requisite service period based on the grant date fair value of the awards. Consultant awards are remeasured each reporting period through vesting. For awards with performance-based vesting criteria, the Company estimates the probability of achievement of the performance criteria and recognizes compensation expense related to those awards expected to vest. The Company determines the fair value of option awards using the Black-Scholes option-pricing model, which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options or warrants. The fair value of the Company’s restricted stock and restricted stock units is based on the closing market price of the Company’s common stock on the date of grant.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance was effective for interim and annual periods beginning after December 15, 2016. The adoption of this new guidance did not have a material effect on the consolidated results of operations, cash flows, and financial position.

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

Index

is permitted at the beginning of a fiscal year. The Company is currently evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new standard will be effective on January 1, 2018 and the Company has been early adopted, with all adjustments reflected as of the beginning of the fiscal years reported.

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

2017 Hitachi Transaction

On May 18, 2017, the Company sold its remaining 80.1% membership interest in PCT to Hitachi pursuant to the Purchase Agreement, dated as of March 16, 2017, by and among Caladrius PCT and Hitachi (the "2017 Hitachi Transaction"). The aggregate purchase price to the Company consisted of (i) $75.0 million in cash, (ii) $4.4 million, representing Additional Consideration based on PCT’s cash and outstanding indebtedness as of the Closing Date, and (iii) a potential future milestone payment of $5.0 million if PCT achieves $125 million in Cumulative Revenue (excluding clinical service reimbursables) (the “Milestone”) for the period from January 1, 2017 through December 31, 2018 (the “Milestone Period”).
Hitachi paid the Company $5.0 million in March 2017 as an advance payment pending shareholder approval of the transaction and other closing conditions. On the Closing Date, the Company received $65.0 million, with an additional $5.0 million of the purchase consideration (the "Escrow Amount") deposited into an escrow account to cover potential indemnification claims against Caladrius. The Escrow Amount is classified as restricted cash on the balance sheet as of September 30, 2017. In June 2018, the escrow agent will disburse to the Company the Escrow Amount less (i) that portion of the Escrow Amount previously paid in satisfaction of claims for indemnification pursuant to the terms of the Purchase Agreement and (ii) that portion of the Escrow Amount that is determined, in the reasonable judgment of Hitachi, to be necessary to satisfy all unsatisfied or disputed claims for indemnification specified in any claim notice delivered to the Company. The Company also received the $4.4 million Additional Consideration payment in July 2017. The Company incurred approximately $6.9 million in transaction costs related to the 2017 Hitachi Transaction, including $4.3 million in retention payments to PCT employees, of which 50% was paid in June 2017, and the other 50% payable on the one year anniversary of the Closing Date.

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

Index

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

Note 4 – Available-for-Sale-Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	September 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$249.0	$—	$—	$249.0	$—	$—	$—	$—
Corporate debt securities	49,345.6	—	(28.8)	49,316.8	—	—	—	—
Money market funds	6,678.6	0.1	—	6,678.7	4,426.8	—	—	4,426.8
Total	$56,273.2	$0.1	$(28.8)	$56,244.5	$4,426.8	$—	$—	$4,426.8

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale debt securities on our Consolidated Balance Sheets (in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$11,872.9	$4,426.8
Marketable securities	44,371.6	—
Total	$56,244.5	$4,426.8

The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	September 30, 2017
	Amortized Cost	Estimated Fair Value
Less than one year	$56,273.2	$56,244.5
Greater than one year	—	—
Total	$56,273.2	$56,244.5

Note 5 – Loss Per Share

Index

For the three and nine months ended September 30, 2017 and 2016, the Company incurred net losses from continuing operations and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive. At September 30, 2017 and 2016, the Company excluded the following potentially dilutive securities:

	September 30,
	2017	2016
Stock Options	1,105,790	942,129
Warrants	218,978	362,650
Restricted Stock Awards	8,000	61,456
Restricted Stock Units	10,260	—

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis as of September 30, 2017, and December 31, 2016 (in thousands).

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$44,371.6	$—	$44,371.6	$—	$—	$—	$—
	$—	$44,371.6	$—	$44,371.6	$—	$—	$—	$—

Note 7 – Accrued Liabilities

Accrued liabilities as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017	December 31, 2016
Salaries, employee benefits and related taxes	$1,169.6	$1,406.3
Retention payments	2,233.0	—
Professional fees	367.3	224.5
Income tax liability	4,075.6	—
CIRM upfront funding - current	1,745.5	—
Other	544.7	1,028.6
Total	$10,135.7	$2,659.4

Note 8 – Debt

Index

Notes Payable

As of September 30, 2017 and December 31, 2016, the Company had notes payable of approximately $0.4 million and $0.7 million, respectively. The notes relate to certain insurance policies and equipment financings, require monthly payments, and mature within one to three years.

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

In May 2017, concurrent with the 2017 Hitachi Transaction (see Note 3), the Company retired the Loan in full, and paid $4.9 million to Lender, comprising principal, interest and early termination fees. The Company was making interest-only payments on the outstanding amount of the Loan on a monthly basis at a rate of 8.50% per annum. During the nine months ended September 30, 2017, the Company recognized $0.4 million of interest expense related to the Loan and Security Agreement. During the three and nine months ended September 30, 2016, the Company recognized $0.2 million and $0.7 million of interest expense, respectively, related to the Loan and Security Agreement.

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

Reverse Stock Split

Index

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

In concurrent private placements, on September 14, 2016, the Company entered into Securities Purchase Agreements (each a “Private Placement Purchase Agreement” and, collectively, the “Private Placement Purchase Agreements”) with certain accredited investors (the “Investors”) with whom it had a substantive, pre-existing relationship, including certain existing stockholders, for the sale by the Company of an aggregate of 4,449,153 shares of Common Stock, at a purchase price of $4.72 per share. The investments were placed in two tranches: (i) $12.6 million upon an initial closing (the “Initial Closing”), and (ii) $8.4 million, subject to certain conditions, including the enrollment of 70 subjects in the Company’s Phase 2 CLBS03 clinical trial, in a second closing (the “Second Closing”). As of March 31, 2017, $6.0 million of the Initial Closing tranche had not been received from a single investor, who was in breach of his obligations under the Private Placement Purchase Agreement. This investor had also committed to fund $4.0 million in the Second Closing. As a result, the Company terminated the Private Placement Purchase Agreement with this investor in the first quarter of 2017. In 2017, the Company met the conditions of the Second Closing, and received the remaining $4.4 million in proceeds in accordance with the terms of the Second Closing tranche and issued 932,204 shares of common stock.

Aspire Purchase Agreements

In November 2015, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, subject to certain terms and conditions, Aspire Capital is committed to purchase up to an aggregate of $30 million of shares (limited to a maximum of approximately 1.1 million shares, unless stockholder approval is obtained or certain minimum sale price levels are reached) of the Company's common stock over a 24-month term. As consideration for entering into the Purchase Agreement, the Company issued 84,270 shares of its common stock to Aspire Capital. During the nine months ended September 30, 2017, the Company issued 210,506 shares of common stock under the Purchase Agreement for gross proceeds of $1.2 million. Overall, as of September 30, 2017, the Company has issued 319,776 shares under the Purchase Agreement for gross proceeds of $1.5 million.

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

Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the nine months ended September 30, 2017:

Index

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2016	952,790	$39.90	7.60	$—	388,062	$76.50	1.24	$—

Changes during the period:
Granted	447,757	11.70			—	—
Exercised	(3,835)	4.70			—	—
Forfeited	(244,413)	18.70			(1,691)	700.00
Expired	(46,509)	41.20			(167,393)	104.50
Outstanding at September 30, 2017	1,105,790	$33.30	5.11	$8.2	218,978	$54.80	1.15	$—
Vested at September 30, 2017 or expected to vest in the future	1,105,336	$33.30	5.11	$8.2	218,978	$54.80	1.15	$—
Vested at September 30, 2017	1,097,350	$32.70	5.12	$8.2	218,978	$54.80	1.15	$—

Restricted Stock

During the nine months ended September 30, 2017 and 2016, the Company issued restricted stock for services as follows (in thousands, except share data):

	Nine Months Ended September 30,
	2017	2016
Number of restricted stock issued	132,726	107,719
Value of restricted stock issued	$469.9	$651.7

Note 11 – Share-Based Compensation

Share-based Compensation

We utilize share-based compensation in the form of stock options, warrants, restricted stock, and restricted stock units.  The following table summarizes the components of share-based compensation expense for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$—	$154.0	$208.2	$225.0
General and administrative	62.4	485.6	1,673.6	1,297.6
Discontinued operations	—	401.0	888.9	753.0
Total share-based compensation expense	$62.4	$1,040.6	$2,770.7	$2,275.6

The approval of the 2017 Hitachi Transaction (see Note 3) by our stockholders resulted in a change in control under our equity compensation plans (as defined in the 2009 Plan and the 2015 Equity Plan, and, together with the 2009 Plan, the “Equity Compensation Plans”). Accordingly, all outstanding unvested equity awards were accelerated upon the Closing Date, resulting in an acceleration of $1.9 million of equity compensation in the second quarter of 2017. In addition, in connection with the 2017 Hitachi Transaction, the Company agreed to extend the post-termination option exercise period for all PCT employees transitioning to Hitachi from 90 days to the earlier of (i) two years (May 18, 2019) or (ii) the date of the employees' termination from PCT. The post-termination option exercise period modification resulted in an additional expense of $0.3 million, which was recorded entirely during the three months ended June 30, 2017 and recorded in discontinued operations, since there were no future service requirements to receive the extended benefit.

Index

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at September 30, 2017 were as follows (in thousands):

	Stock Options	Restricted Stock
Unrecognized compensation cost	$39.7	$4.2
Expected weighted-average period in years of compensation cost to be recognized	0.67	0.13

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Stock Options
	Nine Months Ended September 30,
	2017	2016
Total fair value of shares vested	$5,001.7	$2,189.4
Weighted average estimated fair value of shares granted	$1.72	$3.25

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

Note 12 – Research Funding

California Institute of Regenerative Medicine Grant Award
In February 2017, the California Institute for Regenerative Medicine ("CIRM") awarded us funds of up to $12.2 million to support the T-Rex Study. The funding will be based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. We received $5.7 million in initial funding in May 2017, which will be amortized over the estimated award period through July 2020 as a reduction to the related research and development expenses. As of September 30, 2017, $1.7 million of the funding received is recorded in Accrued Liabilities, representing the amount expected to be recognized over the next 12 months, and $3.2 million of the funding received is recorded in Other Long-Term Liabilities. During the three and nine months ended September 30, 2017, the Company amortized and recognized a $0.4 million and $0.7 million credit to research and development related to CIRM funds received.

Note 13 – Income Taxes

As of December 31, 2016, the Company had approximately $232.7 million of federal net operating loss carryforwards ("NOLs") available to offset future taxable income expiring from 2027 through 2036. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s NOLs could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible.  If a change of ownership did occur, there would be an annual limitation on the usage of the Company’s losses, which are available through 2036.

In assessing the ability to realize deferred tax assets, including the NOLs, the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred tax assets.  During the quarter ended June 30, 2017, the Company generated a gain from the sale of 80.1% of their ownership in PCT. The gain from the sale of PCT is included in discontinued operations. The Company for the nine months ended September 30, 2017 has generated losses from continuing operations and has forecasted losses for the remainder of the year. Based on generating taxable income for the 2017 year, the Company will utilize net operating losses which were offset by a full valuation allowance. The Company anticipates that they will maintain a valuation allowance on the remaining deferred tax assets at the end of the year.

Deferred tax liabilities were $0 and $1.1 million as of September 30, 2017 and December 31, 2016, respectively, and relate to the taxable temporary differences on the goodwill recognized in the PCT acquisition in 2011. The taxable temporary differences,

Index

which were tax deductible and were to be amortized over 15 years. The deferred tax liability was reversed during the three months ended June 30, 2017, as a result of the divestiture of PCT.

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

As of September 30, 2017, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

During the nine months ended September 30, 2017, the Company has both continuing and discontinued operations. ASC 740-20-45-7 addresses the income tax accounting treatment when there is a loss from continuing operations and income from discontinuing operations. The Company must consider the gain from discontinued operations for purposes of allocating a tax benefit to the current year loss from continuing operations. The Company has adopted a method in which the income from discontinued operations are recognized as a discrete item in the period in which it occurs and apply the concepts of the annual effective tax rate (AETR) during each period in computing the income tax provision from continuing operations. This method results in a tax expense for discontinued operations and an income tax benefit for the loss generated from continuing operations. The Company is forecasting losses from continuing operations for the remainder of 2017 against which an income tax benefit will be recorded.

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

Note 14 – Discontinued Operations

PCT Segment

On May 18, 2017, the Company completed the previously announced Sale of its remaining 80.1% membership interest in PCT to Hitachi. Pursuant to the Purchase Agreement, by and among Caladrius, PCT and Hitachi, the aggregate purchase price to the Company consisted of (i) $75.0 million in cash, (ii) a $4.4 million cash adjustment, based on PCT’s cash and outstanding indebtedness as of the Closing Date, and (iii) a potential future milestone payment of $5.0 million if PCT achieves $125 million in Cumulative Revenue (excluding clinical service reimbursables) (the “Milestone”) for the period from January 1, 2017 through December 31, 2018 (the “Milestone Period”). The Company has determined that the fair value of the milestone payment as of the closing date was valued at zero.
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

The operations and cash flows of the PCT Segment were eliminated from ongoing operations with the sale of the Company's PCT Interest. The operating results of the PCT Segment for the nine months ended September 30, 2017 and three and nine months ended September 30, 2016 were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2017	2016
Revenue	$10,794	$16,039	$29,910
Cost of revenues	(9,482)	(15,321)	(25,122)
Research and development	(277)	(257)	(610)
Selling, general, and administrative	(2,168)	(3,251)	(5,587)
Other expense	(17)	(16)	(72)
Provision for income taxes	(47)	(11,608)	(147)
Gain on sale of segment	—	51,744	—
Income (loss) from discontinued operations	$(1,197)	$37,330	$(1,629)

Note 15 – Commitments and Contingencies

Lease Commitments

We lease facilities under various operating lease agreements in Basking Ridge, NJ, New York, NY, and Irvine, CA, of which certain leases have escalation clauses and renewal options. We also lease equipment under certain noncancelable operating leases. Our leases expire from time to time through 2021.
A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of September 30, 2017 are as follows (in thousands):

Years ended	Operating Leases
2017	$327.5
2018	817.4
2019	786.2
2020	801.6
2021 and thereafter	603.0
Total minimum lease payments	$3,335.7

Expense incurred under operating leases was approximately $0.3 million and $1.1 million for the three and nine months ended September 30, 2017, respectively. Expense incurred under operating leases was approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2016, respectively.

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

Overview

Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”), is a company developing cellular therapeutics to treat certain diseases. We leverage specialized clinical development expertise to select and develop early-stage candidates with the intention of developing such candidates to their next significant clinical milestone and,if appropriate, partnering such candidates. Our current lead product candidate, CLBS03, is an autologous polyclonal regulatory T cell ("Treg") clinical phase 2 therapy targeting children aged 8-17 with recent-onset type 1 diabetes mellitus ("T1D").

Immunomodulation (Treg Technology)

We are developing strategically, through the utilization of our core clinical development expertise, a product candidate (CLBS03) that has the potential to be an innovative therapy for T1D. This therapy is based on a proprietary platform technology for immunomodulation. We have selected as an initial target the unmet medical need of patients who are newly diagnosed with T1D, most of whom will be below the age of 18. This program is based on the use of Tregs to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg number and function. Tregs are a natural part of the human immune system and regulate the activity of effector T cells; the cells that are responsible for protecting the body from pathogens and foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by effector T cells. In autoimmune disease, however, it is thought that deficient Treg activity and numbers permit the effector T cells to attack the body's own beneficial cells. In the case of T1D, the beta cells in the pancreas are attacked thereby reducing and/or eliminating over time the patient's ability to produce insulin. Insulin is necessary to regulate sugar metabolism and maintain proper sugar levels in the blood. Inconsistent or unnatural insulin levels can lead to many complications, including blindness, vascular disease and, if no insulin supplement is provided, even death. There are currently no curative treatments for T1D, only lifelong insulin therapy, which often does not prevent serious co-morbidities. Two Phase 1 clinical trials of Treg technology in T1D demonstrated safety and tolerance, feasibility of manufacturing, an implied durability of effect as well as an early indication of potential therapeutic effect through the preservation of beta cell function. In the first quarter of 2016, we commenced patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2 prospective, randomized, placebo-controlled, double-blind clinical trial (the "TRex Study") to evaluate the safety and efficacy of CLBS03 in adolescents with recent onset TID. In October 2016, we received a satisfactory safety evaluation by our independent Data Safety Monitoring Board based on safety data then available from the first 19 patients enrolled in the trial. A subsequent interim analysis is planned after approximately 50% of patients reach the six-month follow-up milestone, the results of which are expected to be publicly available by the mid to late first quarter 2018. We entered into a strategic collaboration with Sanford Research to support the execution of this trial. Sanford Research is a U.S.-based non-profit research organization that supports an emerging translational research center focused on finding a cure for T1D. On February 23, 2017, the California Institute for Regenerative Medicine ("CIRM") awarded us funds of up to $12.2 million to support the T-Rex Study. The funding will be based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. We received $5.7 million in initial funding on May 4, 2017. CLBS03 has been granted Fast Track and orphan drug designations from the U.S. Food and Drug Administration ("FDA") as well as Advanced Therapeutic Medicinal Product ("ATMP") classification from the European Medicines Agency ("EMA").

Ischemic Repair (CD34 Cell Technology)
Our CD34 cell technology has led to the development of therapeutic candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34 cells, we seek to promote the development and formation of new blood vessels and thereby increase blood flow to the impacted area. We believe that conditions caused by underlying ischemic injury can be improved through our CD34 cell technology, including critical limb ischemia ("CLI"). Published reports in Circulation Cardiovascular Interventions, Atherosclerosis, Stem

Index

Cells and Circulation Journal, provide preliminary evidence that CD34 cell therapy is safe and can exert significant therapeutic effects in patients with CLI, a condition in which blood flow to the legs is severely impaired, causing pain and non-healing ulcers and, ultimately, potentially resulting in the need for amputation. Our Clinical Trial Notification for a pivotal Phase 2 trial investigating our product candidate in CLI CLBS12, was submitted to the Japanese Pharmaceutical and Medical Device Agency ("PMDA") and was cleared to proceed. The protocol design was agreed to with PMDA and we hope to begin enrolling patients in late 2017 or early 2018. Under our agreement with PMDA, a successful outcome of this trial would make CLBS12 eligible for early conditional approval in Japan. We are seeking to collaborate on CLBS12 with development and/or manufacturing partners. Furthermore, we submitted grant applications in an effort to seek non-dilutive financing to investigate the CD34 technology for additional clinical indications in the United States and on October 2, 2017 we announced the award of a $1.9 million grant from the National Institutes of Health to support a clinical study of CD34 cells in patients with coronary microvascular dysfunction.

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

Our long-term strategy focuses on advancing our therapies through development toward the market and assisting patients suffering from life-threatening medical conditions. We believe that we are positioned to realize potentially meaningful value increases within our own proprietary pipeline based on the realization of advancing our product candidates to their next significant development milestone.

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

Results of Operations

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016

Net loss from continuing operations was $3.5 million for the three months ended September 30, 2017, compared to net loss from continuing operations of $6.1 million for the three months ended September 30, 2016. Overall net loss for the three months ended September 30, 2017 was approximately $3.5 million, compared to overall net loss of $7.3 million for the three months ended September 30, 2016. The overall net loss during the three months ended September 30, 2016 included losses from discontinued operations of $1.2 million.

Net loss from continuing operations was $12.2 million for the nine months ended September 30, 2017, compared to net loss from continuing operations of $25.6 million for the nine months ended September 30, 2016. Overall net income for the nine months ended September 30, 2017 was approximately $25.1 million, which included income from discontinued operations of $37.3 million. Overall net loss for the nine months ended September 30, 2016 was approximately $27.2 million, which included losses from discontinued operations of $1.6 million.

Operating Expenses

 For the three months ended September 30, 2017, operating expenses totaled $6.1 million compared to $5.7 million for the three months ended September 30, 2016, representing an increase of $0.4 million, or 7%. Operating expenses were comprised of the following:

Index

•
Research and development expenses were approximately $3.2 million for the three months ended September 30, 2017, compared to $3.0 million for the three months ended September 30, 2016, representing an increase of approximately $0.2 million, or 8%.

◦
Immune Modulation - Immune modulation expenses, primarily related to expenses associated with our Phase 2 study of CLBS03 in T1D, were $2.5 million for the three months ended September 30, 2017, compared to $2.8 million for the three months ended September 30, 2016. The lower expenses are due to lower clinical trial and manufacturing costs in the current year period compared to the prior year period.

◦
Ischemic Repair - Ischemic repair expenses were $0.7 million for the three months ended September 30, 2017, compared to $0.1 million for the three months ended September 30, 2016. The increase is primarily related to initiation-related program expenses associated with our critical limb ischemia development program in Japan.

•
General and administrative expenses were approximately $2.9 million for the three months ended September 30, 2017, compared to $2.8 million for the three months ended September 30, 2016, representing an increase of approximately $0.2 million, or 6%. The increase was due to higher overall corporate development activity expenses, which were partially offset by lower overall equity-based compensation expenses.

 For the nine months ended September 30, 2017, operating expenses totaled $20.3 million compared to $24.0 million for the nine months ended September 30, 2016, representing a decrease of $3.7 million or 16%. Operating expenses were comprised of the following:

•
Research and development expenses were approximately $11.2 million for the nine months ended September 30, 2017, compared to $13.5 million for the nine months ended September 30, 2016, representing a decrease of approximately $2.3 million, or 17%.

◦
Immune Modulation - Immune modulation expenses, including expenses associated with our Phase 2 study of CLBS03 in T1D, were $10.4 million for the nine months ended September 30, 2017, compared to $7.5 million for the nine months ended September 30, 2016. The higher expenses are due to higher clinical trial and manufacturing costs in the current year period compared to the prior year period.

◦
Ischemic Repair - Ischemic repair expenses were $1.0 million for the nine months ended September 30, 2017, compared to $2.0 million for the nine months ended September 30, 2016. The decrease is primarily due to wind down expenses associated with the close-out activities of the PreSERVE-AMI Phase 2 study for CLBS10 during the nine months ended September 30, 2016, which were partially offset by initiation-related program expenses associated our critical limb ischemia development program in Japan.

◦
Other - Other research and development expenses during the nine months ended September 30, 2016 included $2.6 million of close-out activities for the Intus Phase 3 clinical trial for the immunotherapy product candidate CLBS20, announced in January 2016, along with $1.2 million of associated one-time restructuring costs for severance and asset impairments.

•
General and administrative expenses were approximately $9.1 million for the nine months ended September 30, 2017 compared to $10.5 million for the nine months ended September 30, 2016, representing a decrease of approximately $1.4 million, or 14%. The decrease was primarily related to operational and compensation-related cost reductions compared to the prior year period, but offset by higher transaction-related expenses associated with the PCT Sale. Equity-based compensation of $1.7 million was also higher during the nine months ended September 30, 2017, compared with $1.3 million for the nine months ended September 30, 2016, reflecting the acceleration of vesting of all options and restricted stock outstanding as of May 18, 2017 (the PCT Closing Date), as the transaction was determined to qualify as a change in control under our employee compensation plan which triggered the vesting.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Interest Expense

Interest expense was $0.01 million for the three months ended September 30, 2017, compared with $0.4 million for the three months ended September 30, 2016, and $0.4 million for the nine months ended September 30, 2017, compared with $1.6 million

Index

for the nine months ended September 30, 2016. Interest expense is primarily related to interest expense on the loan from Oxford Finance LLC ("Oxford Finance"). Concurrent with the PCT Sale on May 18, 2017, the Oxford loan was fully repaid and retired.

Benefit from Income Taxes

The benefit from income taxes was $2.4 million and $8.3 million for the three and nine months ended September 30, 2017, respectively. The Company reports both continuing and discontinued operations. ASC 740-20-45-7 addresses the income tax accounting treatment when there is a loss from continuing operations and income from discontinuing operations. The Company must consider the gain from discontinued operations for purposes of allocating a tax benefit to the current year loss from continuing operations. There are three acceptable methods on how a company can record its tax provision in interim periods. The Company has adopted a method in which the income from discontinued operations are recognized as a discrete item in the period in which it occurs and applies the concepts of the annual effective tax rate (AETR) during each period in computing the income tax provision from continuing operations. This method results in tax expense for discontinued operations and an income tax benefit for the loss generated from continuing operations. The Company is forecasting losses from continuing operations for the remainder of 2017 against which an income tax benefit will be recorded.

Discontinued Operations

On May 18, 2017, the Company completed the Sale of its remaining 80.1% membership interest in PCT to Hitachi. Pursuant to the Purchase Agreement, by and among Caladrius, PCT and Hitachi, the aggregate purchase price to the Company consisted of (i) $75.0 million in cash, (ii) a $4.4 million cash adjustment, based on PCT’s cash and outstanding indebtedness as of the Closing Date, and (iii) a potential future milestone payment of $5.0 million, if PCT achieves $125 million in Cumulative Revenue (excluding clinical service reimbursables) (the “Milestone”) for the period from January 1, 2017 through December 31, 2018 (the “Milestone Period”). The Company has determined that the fair value of the milestone payment as of the closing date was valued at zero.

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

The operations and cash flows of the PCT Segment were eliminated from ongoing operations with the sale of the Company's PCT Interest. The operating results of the PCT Segment for the nine months ended September 30, 2017 and three and nine months ended September 30, 2016 were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2017	2016
Revenue	$10,794	$16,039	$29,910
Cost of revenues	(9,482)	(15,321)	(25,122)
Research and development	(277)	(257)	(610)
Selling, general, and administrative	(2,168)	(3,251)	(5,587)
Other expense	(17)	(16)	(72)
Provision for income taxes	(47)	(11,608)	(147)
Gain on sale of segment	—	51,744	—
Income (loss) from discontinued operations	$(1,197)	$37,330	$(1,629)

Index

Analysis of Liquidity and Capital Resources

At September 30, 2017, we had cash, cash equivalents, restricted cash, and marketable securities of approximately $64.5 million, working capital of approximately $54.4 million, and stockholders’ equity of approximately $53.3 million.

During the nine months ended September 30, 2017, we met our immediate cash requirements through cash received from the transaction with Hitachi, proceeds from the issuances of our common stock, and existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities - continuing operations	$(16,268.2)	$(22,900.8)
Net cash provided by (used in) investing activities - continuing operations	23,225.0	(1,068.1)
Net cash (used in) provided by financing activities - continuing operations	(680.2)	16,955.1

Operating Activities - Continuing Operations

Our cash used in operating activities in the nine months ended September 30, 2017 totaled approximately $16.3 million, which is the sum of (i) our net income of $25.1 million, less income from discontinued operations of $37.3 million, adjusted for non-cash expenses totaling $2.6 million (which includes adjustments for equity-based compensation, depreciation and amortization, loss on disposal of assets, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities using approximately $6.6 million.

Our cash used in operating activities in the nine months ended September 30, 2016 totaled approximately $22.9 million, which is the sum of (i) our net loss of $27.2 million, less loss from discontinued operations of $1.6 million, adjusted for non-cash expenses totaling $3.2 million (which includes adjustments for equity-based compensation, depreciation and amortization, and loss on disposal of assets), and (ii) changes in operating assets and liabilities using approximately $0.5 million.

 Investing Activities - Continuing Operations

Our cash provided by investing activities in the nine months ended September 30, 2017 totaled approximately $23.2 million. In 2017, we received $74.7 million in net proceeds in connection with the sale of our 80.1% ownership interest in PCT to Hitachi, less $6.7 million of cash held by our PCT subsidiary on the date of the acquisition. We also invested $44.6 million in marketable securities (net), spent approximately $0.1 million for property and equipment.

Our cash used in investing activities in the nine months ended September 30, 2016 totaled approximately $1.1 million, representing property and equipment purchases.

Financing Activities - Continuing Operations

During the nine months ended September 30, 2017, our financing activities consisted of the following:

•	We paid $5.7 million in principal payments on our long-term debt to Oxford Finance.

•
We raised gross proceeds of approximately $4.4 million through the issuance of approximately 932,204 shares of our common stock under the conditions of the Second Closing (achievement of the enrollment of 70 subjects in our Phase 2 CLBS03 clinical trial), relating to the September 2016 private placement offering.

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

•
We raised $1.0 million in a private placement through the issuance of 0.1 million shares of common stock and two-year warrants to purchase up to an aggregate of 0.1 million shares our common stock, at an exercise price of $10.00 per share.

•
Upon execution of the March 2016 Hitachi Transaction, we paid $6.3 million in principal payments on our long term debt to Oxford Finance, and in September 2016, we paid an additional $3.0 million in principal payments on our long term debt to Oxford Finance LLC.

Liquidity and Capital Requirements Outlook

To meet our short and long term liquidity needs, we expect to use existing cash balances and a variety of other means. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets. Our history of operating losses and liquidity challenges may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. We will also continue to seek, as appropriate, grants for scientific and clinical studies from various governmental agencies and foundations. We believe that our cash on hand will enable us to fund the development of CLBS03 and other operating expenses for at least the next 12 months following the issuance of our financial statements.
In 2016, Hitachi purchased a 19.9% membership interest in PCT for $19.4 million, of which $15.0 million of proceeds was distributed to Caladrius from PCT and $4.4 million remained at PCT. In 2017, we received $74.7 million (net) in connection with the sale of our remaining 80.1% ownership interest in PCT to Hitachi, less $6.7 million of cash held by our PCT subsidiary on the date of the acquisition.
In September 2016, we entered into a securities purchase agreement with a single institutional investor pursuant to which we issued in a registered direct offering, an aggregate of 0.8 million shares of our common stock at a purchase price of $4.72 per share. The gross proceeds to us from the registered direct offering of the shares of common stock were $4.0 million. In concurrent private placements, in September 2016, we entered into Private Placement Purchase Agreements with certain accredited investors for the sale of common stock, at a purchase price of $4.72 per share. The investments were placed in two tranches: (i) $6.6 million upon an initial closing (the “Initial Closing”), and (ii) $4.4 million, subject to certain conditions, including the enrollment of 70 subjects in our Phase 2 CLBS03 clinical trial, in a second closing (the “Second Closing”). We received the Initial Closing tranche in 2016 and issued 1.4 million shares of common stock. In 2017, we received $4.4 million in accordance with the terms of the Second Closing tranche and issued 0.9 million shares of common stock.
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
In September 2014, we entered into a Loan and Security Agreement with Oxford Finance LLC and received $15.0 million in gross proceeds. We had been making interest-only payments on the outstanding amount of the loan on a monthly basis at a rate of 8.50% per annum. In March 2016, upon execution of the March 2016 Hitachi Transaction, we and Oxford Finance LLC entered into an amendment to the Loan and Security Agreement whereby (i) we paid $7.0 million to Oxford Finance LLC, comprised of principal, interest and early termination fees, (ii) our subsidiaries PCT, PCT Allendale, LLC, and NeoStem Family Storage, LLC (collectively the "Removed Borrowers") were removed as borrowers under the Loan, (iii) Oxford Finance LLC's security interests in any and all assets of the Removed Borrowers were released, (iv) the interest only period on the remaining outstanding Loan balance was extended until January 1, 2017. In September 2016, we paid $3.0 million to repay a portion of the outstanding loan with Oxford Finance. In May 2017, upon execution of the May 2017 Hitachi Transaction, we and Oxford Finance LLC entered into an amendment to the Loan and Security Agreement whereby we paid the remaining $5.7 million long-term debt balance to Oxford Finance LLC.

Index

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates during the three months ended September 30, 2017, compared to those reported in our 2016 Form 10-K.

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

As of September 30, 2017, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Effective September 18, 2017, the Board amended the Company’s Amended and Restated Bylaws (the “Bylaws”) by amending Article I, Sections 1.10 and 1.11.

As amended, Article I, Section 1.10 governs the introduction of business at annual and special meetings of the Company’s stockholders. Article I, Section 1.10(a) sets forth the procedure by which a stockholder may nominate persons for election to the Board and propose business to be considered and acted upon at an annual meeting of the stockholders. The procedure outlines the timeline for providing notice and the information to be contained in such notice, which includes certain details with respect to the proposed director nomination or other business, certain information about the stockholder making the proposal (including such stockholder’s equity interest in the Company and agreements entered into by such stockholder pertaining to the proposed director nomination or other business), and certain representations and certifications made by the proposing stockholder, among other required disclosures. Article I, Section 1.10(b) provides that director nominations and proposals of other business to be considered and acted upon by the stockholders shall not be brought before a special meeting of stockholders unless such special meeting is held in lieu of an annual meeting of stockholders.

As amended, Article I, Section 1.11 governs stockholder action without a meeting. Article I, Section 1.11(a) sets forth the procedure by which a stockholder may request that the Board fix a record date for the purpose of determining the stockholders entitled to take action by written consent.

Pursuant to the Bylaws and Rule 14a-8 under the Exchange Act, to be included in the Company’s proxy statement and proxy card for its 2018 annual meeting of stockholders, stockholder proposals must be submitted to the Company’s Secretary at 420 Lexington Avenue, Suite 350, New York, NY 10170 no later than January 16, 2018. Any such proposal must meet the requirements set forth in the rules and regulations of the SEC and comply with the requirements set forth in the Bylaws in order to be eligible for inclusion in the proxy statement for the 2018 annual meeting.

In addition, stockholders who desire to bring business or nominate an individual for election or re-election as a director outside of Rule 14a-8 under the Exchange Act before the Company’s 2018 annual meeting must comply with the Bylaws, which currently require that such stockholder have provided written notice of such business or nominee to the Company’s Secretary at 420 Lexington Avenue, Suite 350, New York, NY 10170 no earlier than 5:00 pm, December 17, 2017 and no later than 5:00 pm, January 16, 2018, and otherwise comply with the advance notice and other provisions set forth in the Bylaws, which contain additional requirements regarding advance notice of stockholder proposals and director nominations.

Index

None.
ITEM 6. EXHIBITS
The Exhibit Index appearing immediately after the signature page to this Form 10-Q is incorporated herein by reference.

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALADRIUS BIOSCIENCES, INC.
November 9, 2017	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President and Chief Executive Officer (Principal Executive Officer)
November 9, 2017	By: /s/ Joseph Talamo Name: Joseph Talamo Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Index

CALADRIUS BIOSCIENCES, INC.
FORM 10Q

Exhibit Index

3.1	Amendment to Amended and Restated By-Laws (filed with the Company's Current Report on Form 8-K filed on September 21, 2017 (File No. 001-33650) and incorporated by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_______________

*	Filed herewith.
**	Furnished herewith.