Form 10-K
period 2017-12-31
CALADRIUS BIOSCIENCES, INC.
filed 2018-03-22
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the most recently completed second fiscal quarter) was approximately $39.6 million, computed by reference to the last sale price of $4.65 for the common stock on the Nasdaq Capital Market reported for such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 22, 2018, 9,552,653 shares of the registrant's common stock, par value 0.001 per share, were outstanding.

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

•	whether any potential strategic or financial benefits of various licensing agreements will be realized;

•	the results of our development activities; and

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

Index

PART I

ITEM 1. BUSINESS.

OVERVIEW
Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”) is a company developing cellular therapeutics to treat certain diseases. We leverage specialized development expertise to selectively advance therapeutic product candidates to their next significant development milestone and, if appropriate, partner such candidates. Our most advanced product candidate, CLBS03, is an autologous polyclonal regulatory T cell ("Treg") clinical phase 2 therapy targeting children aged 8-17 with recent-onset type 1 diabetes mellitus ("T1D"). We also have phase 2 studies either underway or due to commence shortly involving our CD34 cell therapy for ischemic repair.

Immunomodulation (Treg Technology)

We are developing strategically, through the utilization of our core development expertise, a product candidate (CLBS03) that has the potential to be an innovative therapy for T1D. This therapy is based on a proprietary platform technology for immunomodulation. We have selected as an initial target the unmet medical need of patients who are newly diagnosed with T1D, most of whom will be under the age of 18. This program is based on the use of Tregs to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg number and function. Tregs are a natural part of the human immune system and regulate the activity of effector T cells, the cells that are responsible for protecting the body from pathogens and foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by effector T cells. In autoimmune disease, however, it is thought that deficient Treg activity and numbers permit the effector T cells to attack the body's own beneficial cells. In the case of T1D, the beta cells in the pancreas are attacked, thereby reducing and/or eliminating over time the patient's ability to produce insulin. Insulin is necessary to regulate sugar metabolism and maintain proper sugar levels in the blood. Inconsistent or unnatural insulin levels can lead to many complications, including blindness, vascular disease and, if no insulin supplement is provided, even death. There are currently no curative treatments for TID, only lifelong insulin therapy, which often does not prevent serious co-morbidities. Two Phase 1 clinical trials of Treg technology in T1D, taken together, demonstrated safety and tolerance, feasibility of manufacturing, an implied durability of effect as well as an early indication of potential therapeutic effect through the preservation of beta cell function. In the first quarter of 2016, we commenced patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2 prospective, randomized, placebo-controlled, double-blind clinical trial (the "TRex Study") to evaluate the safety and efficacy of CLBS03 in adolescents with recent onset TID. We entered into a strategic collaboration with Sanford Research to support the execution of this trial. Sanford Research is a U.S.-based non-profit research organization that supports an emerging translational research center focused on finding a cure for T1D. On February 23, 2017, the California Institute for Regenerative Medicine ("CIRM") awarded us funds of up to $12.2 million to support the T-Rex Study. The funding will be based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. We received $5.7 million in initial funding on May 4, 2017. CLBS03 has been granted Fast Track and orphan drug designations from the U.S. Food and Drug Administration ("FDA") as well as Advanced Therapeutic Medicinal Product ("ATMP") classification from the European Medicines Agency ("EMA"). In October 2016, we received a satisfactory safety evaluation by our independent Data Safety Monitoring Board based on safety data then available from the first 19 patients enrolled in the trial. A subsequent interim analysis was conducted after approximately 50% of patients reached the six-month follow-up milestone, the results of which were publicly released on March 8, 2018, that the therapy continued to be well tolerated and was and deemed non-futile for therapeutic effect. On January 18, 2018, we announced completion of enrollment (110 patients) in the TRex Study.

Ischemic Repair (CD34 Cell Technology)

Our CD34 cell technology has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34 cells, we seek to promote the development and formation of new blood vessels and thereby increase blood flow to the impacted area. We believe that conditions caused by underlying ischemic injury can be improved through our CD34 cell technology, including critical limb ischemia ("CLI"), coronary microvascular disfunction ("CMD") and refractory angina ("RfA"). Published reports in Circulation Cardiovascular Interventions, Atherosclerosis, Stem Cells and Circulation Journal, provide preliminary evidence that CD34 cell therapy is safe and can exert significant therapeutic effects in patients with CLI, a condition in which blood flow to the legs is severely impaired, causing pain and non-healing ulcers and, ultimately, potentially resulting in the need for amputation. Our Clinical Trial Notification for a pivotal Phase 2 trial investigating our product candidate (CLBS12) in CLI was submitted to the Japanese Pharmaceutical and Medical Device Agency ("PMDA") and was cleared to proceed. The protocol design was agreed to with PMDA, the study was opened for enrollment in December 2017 and treatment

Index

of the first patient was announced in March 2018. Based on our discussions with the PMDA, we expect that a successful outcome of this trial will qualify CLBS12 for consideration of early conditional approval in Japan. In anticipation of a successful trial outcome and the possibility of conditional approval, we continue to seek a local partner for CLBS12 in Japan. Furthermore, we submitted grant applications in an effort to seek non-dilutive financing to investigate the CD34 technology for additional clinical indications in the United States. On October 2, 2017, we announced the award of a $1.9 million grant from the National Institutes of Health to support a clinical study of CD34 cells in patients with coronary microvascular dysfunction and we are targeting the initiation of the study by early second quarter 2018.

Additional Out-licensing Opportunities
Our broad intellectual property portfolio of cell therapy assets includes notable programs available for out-licensing in order to continue their clinical development. These include additional indications for our Treg product and additional indications for our CD34 cell technology.

Our current long-term strategy focuses on advancing our therapies through development with the aim of eventually obtaining market authorization, either alone or with partners, to provide treatment options to patients suffering from life-threatening medical conditions. We believe that we are positioned to realize potentially meaningful value increases within our own proprietary pipeline if we are successful in advancing our product candidates to their next significant development milestones.

Discontinued Operations
On May 18, 2017, we completed the previously announced sale of our remaining 80.1% membership interest in PCT, LLC, a Caladrius company ("PCT") to Hitachi Chemical Co. America, Ltd. ("Hitachi") (the "Sale"), pursuant to the Interest Purchase Agreement (the "Purchase Agreement") dated as of March 16, 2017, by and among us, PCT and Hitachi, for $75.0 million in cash plus an additional cash adjustment of $4.4 million based on PCT’s cash and outstanding indebtedness as of the closing date and a potential future milestone payment. The sale of PCT represented a strategic shift that has had a major effect on our operations, and therefore, all periods presented were adjusted to reflect PCT as discontinued operations. PCT is now known as Hitachi Chemical Advanced Therapeutic Systems (HCATS).

Corporate Information
We incorporated in 1980 as a Delaware corporation and our principal executive offices are located at 110 Allen Road, Second Floor, Basking Ridge, NJ 07920. Our telephone number is (908) 842-0100 and our corporate website address is www.caladrius.com. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.
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
This Annual Report on Form 10-K includes the following trademarks, service marks and trade names owned by us: Caladrius®, Amorcyte®, and AthelosTM. These trademarks, service marks and trade names are the property of Caladrius and its affiliates. This Annual Report on Form 10-K also includes other trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and traded names included herein are the property of their respective owners.

OVERVIEW OF THE CELL THERAPY FIELD
Regenerative medicine is defined as the process of replacing or regenerating human cells, tissues or organs to restore normal function. Among the categories of therapeutic technology platforms within this field are cell therapy, tissue engineering, tools, device diagnostics and aesthetic medicine. In 2017, the Alliance for Regenerative Medicine recognized over 759 regenerative medicine companies worldwide, including gene and cell therapy developers and over 802 clinical trials.
All living complex organisms start as a single cell that replicates and differentiates (matures), thereby yielding the vast array of organs and organ systems in an adult organism. Cell therapy is the process that uses cells to prevent, treat or cure disease, or regenerate damaged or aged tissue. To date, the most common type of cell therapy has been the replacement of mature, functioning cells through blood and platelet transfusions. Since the 1970s, marrow and blood and umbilical cord-derived stem cells have been used to restore bone marrow, as well as blood and immune system cells damaged by the chemotherapy and radiation used to treat many cancers. These types of cell therapies are standard practice world-wide and are often reimbursed by insurance.

Index

There are two general classes of cell therapies: autologous and allogeneic. When cells are collected from a person (donor) and are ultimately transplanted into, or used to develop a treatment solely for that patient (recipient) with or without modification, the treatment paradigm is known as “autologous” cell therapy. In cases in which the donor and the recipient are not the same individual, the procedures are referred to as “allogeneic” cell therapy. Patient-Specific Cell Therapy ("PSCT") includes all autologous cell therapies as well as allogeneic cell therapies in which a specific donor's cells are used for a specific matched recipient's treatment. Our immune modulation program focuses on PSCTs. Autologous cells offer a low likelihood of rejection by the patient. In the case of some allogeneic cell therapies, also known as Off-The-Shelf Cell Therapy ("OSCT"), donor cells are expanded many fold in tissue culture and large banks of cells are frozen in individual portions that may result in treatments for many different people.
Various cell therapies are in clinical development for an array of human diseases, including autoimmune, oncologic, cardiovascular, neurologic and orthopedic diseases, among other indications. While no assurances can be given regarding future medical developments, we believe that the field of cell therapy holds the promise to better the human experience and minimize or ameliorate the pain and suffering from many common and often life-threatening diseases.

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
Clinical Development
Through world-wide patent licenses, we have secured the rights to a broad patent estate within the Treg field, including IP related to TID. T1D, also known as insulin dependent diabetes or juvenile diabetes, is caused by the autoimmune destruction of insulin-producing beta cells of the pancreas. We have established a collaboration with UCSF and the laboratories of Drs. Jeffrey Bluestone and Qizhi Tang, experts in the field of Tregs and immune tolerance, to develop CLBS03, autologous ex vivo expanded polyclonal Tregs, for the treatment of T1D. This collaboration has advanced our Treg Program to a Phase 2 trial, initiated in the first quarter of 2016, to evaluate the safety and efficacy of autologous Tregs in patients recently diagnosed with T1D.
A Phase 1 open-label uncontrolled dose escalation study of autologous Treg immunotherapy for T1D was funded by the Juvenile Diabetes Research Foundation and conducted by Dr. Stephen Gitelman at UCSF and Dr. Kevan Harold at Yale University, in collaboration with Dr. Bluestone. Results were published by Dr. Gitelman in Science Translational Medicine in November 2015. This clinical trial provided preliminary safety and feasibility data supporting the development of a novel therapy for the treatment of T1D with the goal of inducing immune tolerance and preserving pancreatic beta cell function. The investigators in that study reported that 14 patients between 18 and 45 years of age with a mean duration of disease of 10 months received a single infusion of one of four doses of autologous expanded Tregs. The majority of adverse events reported were mild. There were three serious adverse events, or SAEs, two of which were deemed unrelated to treatment by the investigator and a third SAE of grade 3 pre-syncope was deemed unlikely related. Common side effects included mild infections. Infused Tregs peaked in circulation three to seven days after infusion and were detectable at up to twelve months. The average levels of stimulated C-peptide, an indicator of pancreatic islets beta cell function that was measured in the clinical trial as a safety biomarker, for some patients remained stable from baseline for as long as two years post treatment. These data suggest that the treatment was manageable and did not adversely affect residual beta cell function. The Tregs were observed to be highly functional and relatively long lived in treated individuals.
While the U.S. Phase 1 clinical trial was designed to evaluate safety and tolerability in adults who suffered T1D for various durations, supportive evidence of the utility of Tregs for T1D in humans was provided by a study of pediatric patients 5 to 18 years of age with new onset T1D, as published in the July 2014 issue of Clinical Immunology. In that open label non-randomized study conducted in Poland, Marek-Trzonkowska, et al. reported that treatment with expanded autologous Tregs preserved function of pancreatic beta cells and reduced the need for exogenous insulin in the majority of patients treated. Through 12 months of follow-up, about 66% of the 12 children treated were in remission, according to study specified criteria, compared to only 20% of 10 concurrent controls. In addition, two (or about 17%) of Treg treated children achieved complete insulin independence, while none of the children in the control group achieved this endpoint. Importantly, the study utilized a Treg -ased product similar to CLBS03 and provided additional information on the safety and feasibility of this approach in new onset children with T1D.
In the first quarter of 2016, we commenced patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2 prospective, randomized, placebo-controlled, double-blind clinical trial (the "T-Rex Study") to evaluate the safety and efficacy of CLBS03 in adolescents with recent onset TID. We entered into a strategic collaboration with Sanford Research to

Index

support the execution of this trial. Sanford Research is a U.S. based non-profit research organization that supports an emerging translational research center focused on finding a cure for T1D. On February 23, 2017, the California Institute for Regenerative Medicine ("CIRM") awarded us funds of up to $12.2 million to support the T-Rex Study. The funding will be based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. We received $5.7 million in initial funding on May 4, 2017. CLBS03 has been granted Fast Track and orphan drug designations from the U.S. Food and Drug Administration ("FDA") as well as Advanced Therapeutic Medicinal Product ("ATMP") classification from the European Medicines Agency ("EMA"). In October 2016, we received satisfactory safety evaluation by our independent Data Safety Monitoring Board based on safety data then available from the first 19 patients enrolled in the trial. A subsequent interim analysis was conducted after approximately 50% of patients reached the six-month follow-up milestone, the results of which were publicly released on March 8, 2018, that the therapy drug continued to be well tolerated and was deemed non-futile for therapeutic effect. On January 18, 2018, we announced completion of enrollment (110) patients in the TRex Study.
Market Opportunity and Competition
In 2015, The International Diabetes Foundation Atlas, 7th Ed. reported that, worldwide, an estimated 86,000 children younger than 15 develop T1D annually, with annual increases in incidence of about 3%. In the United States, a SEARCH for National Diabetes Statistic Report, 2014 cites an annual incidence of 18,436 in newly diagnosed individuals less than 20 years of age. T1D inflicts a significant economic cost on the U.S. healthcare system, estimated at $14.4 billion annually, and it is expected that a therapy that can modify the course of T1D could potentially achieve significant cost savings, and thus command high market penetration and premium pricing. In the near future, the market for T1D is expected to continue to be dominated by insulin replacement therapies. Other novel approaches, however, including immune modulatory agents such as CLBS03, are expected progressively to penetrate the market as the magnitude and durability of their therapeutic effect becomes well characterized.
Currently, there are no approved therapies for new onset T1D with potential curative effect but only regimens such as insulin or adjuvants to insulin that address the disease when the pancreas can no longer produce insulin. While not a direct competitor, in a more advanced population of T1D, sotagliflozin, an oral adjunctive therapy to insulin, is expected to receive FDA approval following positive results from a pivotal Phase 3 trial conducted by Lexicon Pharmaceuticals in collaboration with Sanofi SA and JDRF. There are multiple agents in development targeting the modification of the course of the disease. Current approaches in development can be broadly divided into immune modulatory agents that attempt to improve metabolic function by rescuing insulin producing beta cells, or regenerative agents that attempt to replace beta cells. From a broad review of these agents and approaches, no other therapy for new-onset T1D is expected to be in advanced clinical trials or provide direct competition to our polyclonal regulatory T cell platform in the near future.
Ischemic Repair (CD34 Cell Technology)
Our CD34 cell technology has led to the development of therapeutic candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34 cells, we seek to promote the development and formation of new blood vessels and thereby eliminate the ischemic condition. We believe that conditions caused by underlying ischemic injury can be improved by the administration of our CD34 cell technology. Published reports provide preliminary evidence that CD34 cell therapy is safe and can exert significant therapeutic effects in patients with CLI, a condition in which blood flow to the legs is severely impaired, causing pain and non-healing ulcers and, ultimately, potentially resulting in the need for amputation. Prior studies have shown benefits of CD34 cell therapy that included pain relief, ulcer healing and reduced amputation rates. Conditions such as CLI are often difficult to study in large randomized controlled programs and Japan’s recent Regenerative Medicine Law is designed to advance regenerative medicine therapies such as these. The new regulations support conditional approval when there is data to show sufficient safety and some preliminary evidence of therapeutic effect. We explored how best to work within the Japanese Regenerative Medicine Law framework to advance this and potentially other programs through extensive consultations with the Japanese Pharmaceuticals and Medical Devices Agency (PMDA). We then submitted to the PMDA a Clinical Trial Notification for a pivotal Phase 2 trial to investigate our product candidate (CLB12) in CLI, for which the PMDA provided clearance for us to proceed. The protocol design, as well as the CMC and quality plans, were agreed to with PMDA and we opened the study for enrollment in December 2017. Based on our discussion with the PMDA, a successful outcome of this trial is expected to qualify CLBS12 for consideration of early conditional approval in Japan. In anticipation of a successful trial result and the possibility of conditional approval in Japan, we continue to seek a local partner for CLBS12 in Japan. Furthermore, we submitted grant applications in an effort to seek non-dilutive financing to investigate the CD34 technology for additional clinical indications in the United States.
The goal of CLBS12 is to prevent the serious adverse consequences of no-option CLI (cases where there is no longer the potential for other treatment beyond amputation) by extending the time of continuous CLI free status through improved blood flow in the affected limb. We also believe a CD34 product could have potential in treating other cardiovascular and/or peripheral arterial diseases such as claudication, refractory angina and Syndrome X, also known as coronary microvascular disfunction. On October 2, 2017, we announced the award of a $1.9 million grant from the National Institutes of Health to support a clinical study of CD34 cells (CLBS14-CMD) in patients with coronary microvascular dysfunction ("CMD" or "Syndrome X") and target the

Index

initiation of the study by early second quarter 2018. In addition, on March 7, 2018, we announced that we acquired from Shire plc (Nasdaq: SHPG) an exclusive worldwide license to data from a late stage CD34 cell therapy program for the treatment of chronic myocardial ischemia targeting refractory angina. Under the terms of the agreement Caladrius received the exclusive worldwide rights to the data set and regulatory filings for the CD34 cell therapy program for the treatment of refractory angina in exchange for an upfront consideration, milestones and a royalty on product sales. The comprehensive data set that Caladrius licensed includes preclinical (in vivo and in vitro) and Phase 1, Phase 2 and Phase 3 clinical study data of CD34 cell therapy as a treatment for no-option refractory angina, along with the corresponding regulatory filings. Upon reactivation of the Baxalta IND under the sponsorship of Caladrius, the Company will proceed with discussions with FDA to determine the most expeditious path to potential approval for this product candidate, now known as CLBS14-RfA.

TECHNOLOGY OUT-LICENSING OPPORTUNITIES
Immune Modulation (T Regulatory Cell Technology)
Our Treg technology platform is potentially applicable to multiple autoimmune and allergic diseases beyond our current target indication of TID. For example, certain evidence suggests that a failure of Tregs may be important in the development systemic lupus erythematosus ("SLE") and that Treg therapy may therefore be helpful in treatment of SLE. Additionally, Tregs have been evaluated in early phase human clinical trials and have indicated clinical benefit, for graft-versus-host disease ("GVHD"). Allogeneic hematopoietic cell transplantation, multiple sclerosis, rheumatoid arthritis, chronic obstructive pulmonary disease and inflammatory bowel disease are other indications for which we believe Tregs may have a meaningful therapeutic effect. Trials sponsored by the University of California, San Francisco are currently underway for active cutaneous lupus and immune tolerance following kidney transplantation.
Immune Modulation Intellectual Property Platform
We have assembled a patent portfolio through licenses to IP from leaders in the field of Tregs (UCSF/Jeffrey Bluestone et al, Centenary Institute) comprising:

•	Eight patents and eight pending patent applications;

•	Claims covering many facets of Tregs, including:

•	Methods of Treg isolation, expansion and activation/stimulation as sourced from peripheral blood and cord blood; and

•	Methods of treating or preventing Type 1 diabetes using Tregs.

•	Patents and applications cover international geographies (United States, EU, Japan, China, Australia and Canada).

•	An option on patent licenses to critical reagents employed in Treg therapeutic development.

Ischemic Repair (CD34 Cell Technology
As is the case with our T Regulatory Cell Technology, our CD 34 Cell Technology is a platform technology with potential application to a broad array of ischemic conditions and we will seek to out-license our technology in geographies or indications that we do not intend directly to pursue.
Ischemic Repair (CD34 Cell) Intellectual Property Platform
Our developed and owned ischemic repair patent portfolio comprises the following:

•	Nine U.S. patents, two EU patents (each filed in 11 individual countries) and 15 other patents outside the U.S (Japan, South Africa, Malaysia, Philippines, Canada, Russia, Israel, Hong Kong)

•
Claims cover, inter alia, a pharmaceutical composition that contains a therapeutic concentration of non-expanded CD34 stem cells that move in response to SDF-1 or VEGF, together with a stabilizing amount of serum, and that can be delivered to repair an injury caused by vascular insufficiency.

•
Issued and pending claims can be applied to a broad range of conditions caused by underlying ischemia, including: AMI, chronic myocardial ischemia post-AMI; chronic heart failure; critical limb ischemia; and ischemic brain injury

•	12 patent applications outside the United States are pending.
Market Opportunity and Competition for CLI

Index

In Japan there are roughly 24,000 patients with CLI, of whom roughly 11,000 are not candidates for revascularization, making them the addressable population for CLBS12. The addressable population is roughly 1.4 million in the EU and 1.3 million in the U.S.
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
Pharmaceutical and Biologic Product and Regulation
Government authorities in the United States, at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising and promotion, distribution, marketing, import and export of pharmaceutical and biological products, such as CLBS03, CLBS12 or CLBS14. The process of obtaining required regulatory approvals and the subsequent compliance with appropriate statutes and regulations requires the expenditure of substantial time and money, and there is no guarantee that we will successfully complete the steps needed to obtain regulatory approval of CLBS03, CLBS12, CLBS14-CMD or CLBS14-RfA or any future product candidates. In addition, these regulations may change and our product candidates may be subject to new laws or regulations.
In the United States, pharmaceutical and biologic products, including cellular therapies, are subject to extensive pre- and post- market regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products are approved for marketing under provisions of the Public Health Service Act ("PHS Act"). However, because most biological products also meet the definition of “drugs” under the FD&C Act, they are also subject to regulation under FD&C Act provisions. The PHS Act requires the submission of a biologics license application ("BLA"), rather than a New Drug Application ("NDA"), for market authorization. However, the application process and requirements for approval of BLAs are similar to those for NDAs, and the review process for biologics is associated with similar approval risks and costs as the process for drugs.
Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial

Index

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
Pharmaceutical and biologic product development in the United States typically involves preclinical laboratory and animal tests; submission to the FDA of an investigational new drug application (“IND”), which must become effective before clinical trials can commence and the performance of adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug or biologic for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.
Preclinical and other nonclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long term nonclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.
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
Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations; good clinical practices ("GCPs"), as set forth in FDA guidance, which is meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; and under FDA-approved protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. Sponsors of most clinical trials involving FDA regulated products, including drugs and biologics, are required to register and disclose certain clinical trial information on a public registry and results database. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public on the database as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.
The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with FDA requirements, or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board ("IRB") at each institution at which the trial will be performed. It will review the proposed research to ensure compliance with applicable research and ethical guidelines. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements.
Clinical trials to support NDAs or BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. Under certain circumstances, a fourth post-approval phase may be required.

•
Phase 1: Trials in this phase are initially conducted in a limited population of healthy volunteers to test the product candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients, when the drug or biologic is too toxic to be ethically given to healthy individuals.

•
Phase 2: These clinical trials are generally conducted in a limited patient population to identify appropriate therapeutic dose and dose frequency as well as any corresponding additional possible adverse effects and safety risks and to determine the presence and approximate magnitude of therapeutic effect of the product for specific targeted indications. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•
Phase 3: These are commonly referred to as pivotal or registration studies. When Phase 2 evaluations demonstrate that a dose range of the product is effective and has an acceptable safety profile, Phase 3 clinical trials are typically undertaken in a larger patient population to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple and geographically-dispersed clinical trial sites. In most cases, FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the drug as a requirement for registration.

Index

•
Phase 4: In some cases, FDA may condition approval of an NDA or BLA for a product candidate on the sponsor's agreement to conduct additional clinical trials after NDA or BLA approval. In other cases, a sponsor may voluntarily carry out additional trials post approval to gain more information about the drug or biologic.

Expedited Review and Approval

FDA is required to facilitate the development and expedite the review of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the Fast Track Program, the sponsor of an IND for a drug candidate may request that FDA designate the drug candidate for a specific indication as a Fast Track drug concurrent with, or after, the submission of the IND for the drug candidate. FDA must determine if the drug candidate qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request.

Under the FDA’s accelerated approval regulations, FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients beyond existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post- approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow FDA to withdraw the drug from the market on an expedited basis. Unless otherwise informed by the FDA, for an accelerated approval product an applicant must submit to the FDA for consideration during the preapproval review period copies of all promotional materials, including promotional labeling as well as advertisements, intended for dissemination or publication within 120 days following marketing approval. After 120 days following marketing approval, unless otherwise informed by the FDA, the applicant must submit promotional materials at least 30 days prior to the intended time of initial dissemination of the labeling or initial publication of the advertisement

In addition to other benefits such as the ability to use surrogate endpoints and engage in more frequent interactions with FDA, FDA may initiate review of sections of a Fast Track drug’s NDA before the application is complete. This "rolling review' is available if the applicant provides, and FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. FDA’s time period goal for reviewing an application, however, does not begin until the last section of the NDA is submitted. Additionally, the Fast Track designation may be withdrawn by FDA if FDA believes that the designation is no longer supported by data emerging in the clinical trial process.
During Phase 1, Phase 2, or Phase 3 clinical development, FDA may designate an investigational product as a Breakthrough Therapy or as a Regenerative Medicine Advanced Therapy. Breakthrough Therapy ("RMAT") designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). RMAT designation may be granted if: (a) the product candidate is a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, except for those regulated solely under Section 361 of the Public Health Service Act and part 1271 of Title 21, Code of Federal Regulations; (b) the product candidate is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (c) preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. Either a breakthrough or RMAT designation may help accelerate product development by allowing more frequent interactions with FDA and receiving intensive FDA guidance on efficient drug development.
After completion and analysis of the results of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or BLA is substantial. Under federal law, most NDA or BLA submissions are additionally subject to a substantial application user fee. The current fee for FY2018 is $2,421,495 and an annual program fee, currently $304,162, must also be paid for approved drugs or biologics. These fees are typically adjusted annually.
The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing

Index

based on the agency's threshold determination that the application is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. Under certain NDA and BLA review performance goals to which FDA has agreed, most applications for standard review of drug or biologic products are reviewed within ten to twelve months, and most applications for priority review drugs or biologics are reviewed within six to eight months. If a sponsor submits a major amendment to a filed NDA or BLA at any time during the review cycle, FDA may extend these reviews by three months. Priority review can be applied to drugs or biologics that, in the FDA's determination, offer major advances in treatment or provide a treatment for a disease or condition for which no adequate therapy exists. For biologics, priority review is further limited to products intended to treat a serious or life-threatening disease relative to currently approved products.
The FDA may refer applications for novel drug or biologic products, or drug or biologic products which present difficult questions of safety or efficacy, to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but the FDA will carefully consider them.
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
The Best Pharmaceuticals for Children Act ("BPCA") provides approved NDA and BLA holders a six-month extension of any exclusivity that attaches to the end of all existing marketing exclusivities and patents for the drug. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers
Orphan Drugs
Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product but limited to the specific, approved indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation, the sponsor receives tax credits for certain research and a waiver of the NDA or BLA application user fee.
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

Index

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

Japan’s Pharmaceutical and Medical Device Authority Regulation of Regenerative Medicine

Prior to 2014 there was no specific regulatory oversight of regenerative medicine products in Japan. However, in November 2013, the Japanese Diet revised the Pharmaceutical Affairs Law and renamed it the Pharmaceuticals, Medical Devices, and Other Therapeutic Products Act (the "PMD Act"). The new legislation became effective on November 25, 2014 and provides for a timely introduction of innovative regenerative medicine products. The new legislation formalizes a legal basis for development of regenerative medicine therapies. The new legislation defines regenerative medicine products as processed human cells that are intended to be used for either (1) the reconstructive repair, or formation of structures or functions of the human body; (2) the treatment or prevention of human diseases; or (3) gene therapy.

The legislation allows the PMDA/Ministry of Health, Labor and Welfare ("MHLW") to award conditional approval to a regenerative medicine therapy if there is evidence of adequate safety and results which predict likely efficacy. The evidence for efficacy may be based on surrogate endpoints and may come from an exploratory study. This conditional approval is time-limited, and there must be an agreement with PMDA/MHLW as to follow-up collection of information which confirms efficacy and safety, similar to a post-marketing commitment in the United States.

Under the PMD Act, products under consideration may also be given a sakigake designation (similar to a fast track designation) or may be granted a priority review status. Additionally, there is a commitment that the PMDA will facilitate research and development by giving scientific and regulatory advice to sponsors from the early stage of development.

According to the new legislation, the sponsor prepares a marketing authorization application which is submitted for review to the PMDA. The PMDA reviews the application and prepares a review report and recommendation which is submitted to the MHLW. The MHLW reviews the recommendation and makes a decision regarding approval of the product. This procedure is followed for both a conditional approval and subsequently for a full approval after the post-marketing commitments have been fulfilled.

EMPLOYEES
As of December 31, 2017, we had 22 full-time employees. Most of our senior management and professional employees have had prior experience in pharmaceutical or biotechnology companies. None of our employees is covered by collective bargaining agreements. We believe that our relations with our employees are good.

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
We have a limited operating history, limited capital, and limited sources of revenue. Since our inception in 1980 through December 31, 2017, we have incurred aggregate net losses of approximately $381.8 million. Our net losses from continuing operations attributable to common stockholders for the years ended December 31, 2017 and December 31, 2016 were approximately $16.0 million and $31.0 million, respectively. As of December 31, 2017, our cash and cash equivalents, restricted cash, and marketable securities were $60.1 million. Our current business has not generated revenues in the past and for the foreseeable future we do not expect it to generate revenue to be sufficient to cover costs attributable to that business or to our operations as a whole, including our development activities associated with our product candidates. Ultimately, we may never generate sufficient revenue from our business to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of product development and other operations.
We anticipate that we will need substantial additional financing to continue our operations; if we are unable to raise additional capital, we may be forced to delay, reduce or eliminate one or more of our product development programs, and our business will be harmed.
Our current operating plan will require significant levels of additional capital to fund the continued development of our cell therapy product candidates and our clinical development activities.
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

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities; and

•	the cost of expansion of our development operations and personnel.
To both fund our clinical trials and support our future operations, we would likely seek to raise capital through a variety of different public and/or private financings vehicles. This could include, but not be limited to, implementation of our at-the-market ("ATM") sales agreement with H.C. Wainwright & Co., potential warrant exercises, option exercises, issuances of other debt or equity securities in public or private financings, and/or sale of assets. If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then existing stockholders. Servicing the interest and principal repayment obligations under debt we incur, or whether we call it, diverts funds that would otherwise be available to support research and development, clinical or commercialization activities. In addition, debt financing involves covenants that restrict our ability to

Index

operate our business. In certain cases, we also may seek funding through collaborative arrangements that would likely require us to relinquish certain rights to our technology or product candidates and share in the future revenues associated with the partnered product.
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
We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until sometime after we have received regulatory approval for the commercial sale of a product candidate, which may never occur. Our ability to generate revenue from product sales and achieve profitability depends significantly on our success in many factors, including:

•	completing research regarding, and nonclinical and clinical development of, our product candidates;

•	obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical trials;

•	developing a sustainable and scalable manufacturing process for our product candidates;

•	identifying and contracting with contract manufacturers that have the ability and capacity to manufacture our development products and make them at an acceptable cost;

•	launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;

•	obtaining market acceptance of our product candidates as viable treatment options;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring and/or developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and

•	attracting, hiring, and retaining qualified personnel.
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

Index

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

RISKS RELATED TO OUR CELL THERAPY PRODUCT DEVELOPMENT EFFORTS
Our future success may be dependent on the timely and successful development and commercialization of CLBS03, our TID product candidate, and if we encounter delays or difficulties in the development of this product candidate, as well as CLBS12, our experimental product for CLI that is in clinical development in Japan, or CLBS14 for CMD, our business prospects would be significantly harmed.
We are dependent upon the successful development, approval and commercialization of our product candidates. Before we are able to seek regulatory approval of our product candidates, we must conduct and complete extensive clinical trials to demonstrate their safety and efficacy in humans. All of our product candidates are in early stages of development.
In early 2016 we initiated a Phase 2 clinical trial for CLBS03, a Treg based therapeutic being developed for T1D. In late 2017 we initiated a clinical trial in Japan of CLBS12 taking advantage of the paradigm of potential conditional approval for regenerative medicine products established by new regulations in Japan for products that show sufficient safety evidence and some evidence of efficacy with CLI. We also expect to commence a clinical trial using CD34 cells to treat CMD later is year (CLBS14). Additionally, we are exploring the possibility of reactivating an IND originally filed by Baxalta for treating refractory angina with CD34 cells and engaging in discussions with the FDA about further development of a product under that IND, of which we are now the sponsor. Clinical testing is expensive, difficult to design and implement, and can take many years to complete. Importantly, a failure of one or more of these or any other clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to complete our clinical trials, receive regulatory approval or commercialize our cell therapy product candidates, including the following:

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

•
delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, contract manufacturing organizations or CMOs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, CMOs and clinical trial sites;

•	delays in obtaining required IRB approval at each clinical trial site;

•	inability to file IND's for our development candidates;

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

•	difficulty collaborating with patient groups and investigators;

Index

•	failure by our CROs, CMOs other third parties, or us to adhere to clinical trial requirements;

•	failure to perform in accordance with the FDA or international GCP requirements;

•	failure to reach agreement with the FDA on a satisfactory development path of our development candidates;

•	delays in having patients qualify for or complete participation in a trial or return for post-treatment follow-up;

•	patients dropping out of a clinical trial;

•	occurrence of adverse events associated with the product candidate;

•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials or abandoning existing trials;

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
We have not completed the clinical trials necessary to obtain FDA approval to market CLBS03, CLBS12 CLBS14 or any of our other product candidates in development. We have not initiated Phase 3 clinical trials for any of our product candidates now in development. Our management lacks significant experience in completing Phase 3 trials and bringing a drug through commercialization. Clinical trials for other products in development may be delayed or terminated as a result of many factors, including the following:

Index

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
As our current clinical trials progress, we may need to manage multiple late stage clinical trials simultaneously in order to continue developing all of our current products. Our management team does not have significant experience in completing late stage clinical trials and the management of late stage clinical trials is more complex and time consuming than early stage trials. Typically, early stage trials involve several hundred patients in no more than 30 clinical sites. Late stage (Phase 3) trials may involve up to several thousand patients in up to several hundred clinical sites and may require facilities in several countries. Therefore, the project management required to supervise and control such an extensive program is substantially larger than early stage programs. As the need for these resources is not known until some months before the trials begin, it is necessary to recruit large numbers of experienced and talented individuals very quickly. If the labor market does not allow this team to be recruited quickly, the sponsor is faced with a decision to delay the program or to initiate it with inadequate management resources. This may result in recruitment of inappropriate patients, inadequate monitoring of clinical investigators and inappropriate handling of data or data analysis. Consequently, it is possible that conclusions of efficacy or safety may not be acceptable to permit submission of a BLA for any one of the above reasons or a combination of several.
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

Index

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

Index

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
We expect that HCATS will provide exclusively the cell processing services necessary for clinical production for our CLBS03 Phase 2 T1D trial and for our CLBS14 study. The Foundation for Biomedical Research and Innovation, a Japanese Corporation with its principal place of business in Kobe, Japan ("FBRI") will provide all cell processing services for the CLBS12 CLI trial. HCATS and FBRI also provide services and produce materials for clinical trials on behalf of unaffiliated third parties. To date, neither has produced any products at commercial scale quantities. We expect that HCATS and FBRI would need to expand significantly their manufacturing capabilities to meet potential commercial demand for CLBS03, CLBS12 and any other of our product candidates, if approved, as well as any of our other product candidates that might attain regulatory approval. Such expansion would require additional regulatory approvals. Even if they increase their manufacturing capabilities, it is possible that they may still lack sufficient capacity to meet demand. Ultimately, if we are unable to supply our products to meet commercial demand, whether because of processing constraints or other disruptions, delays or difficulties that we experience, sales of the products and their long term commercial prospects could be significantly damaged.
We do not presently have redundant suppliers for CLBS03, CLBS12 or any of our other product candidates. If our facilities where these product candidates are being manufactured or equipment were significantly damaged or destroyed, or if there were other disruptions, delays or difficulties affecting manufacturing capacity, our planned and future clinical trials and commercial production for these product candidates would likely be significantly disrupted and delayed. It would be both time consuming and expensive to replace this capacity with third parties, particularly since any new facility would need to comply with regulatory requirements.
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

Index

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
The clinical development, commercialization and marketing of cell and tissue-based therapies are at an early-stage, substantially research-oriented and financially speculative. To date, very few companies have been successful in their efforts to develop and commercialize a cell therapy product. In general, cell-based or tissue-based products may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy, or other characteristics that may prevent or limit their approval or commercial use. Regulatory approval of novel product candidates such as CLBS03, CLBS2 and CLBS14, which is manufactured using novel and proprietary manufacturing processes can be more complex and expensive and take longer than other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to the FDA’s lack of experience with them. To our knowledge, the FDA has only approved one personalized immunotherapy product to date. This lack of experience may lengthen the regulatory review process, require us to conduct additional

Index

studies or clinical trials, which would increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions. Furthermore, the number of people who may use cell or tissue-based therapies is difficult to forecast with accuracy. Our future success is dependent on the establishment of a large global market for cell- and tissue-based therapies and our ability to capture a share of this market with our product candidates.
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
Our T regulatory cell therapy product candidate for TID, CLBS03 faces competition from other immunomodulatory drugs being developed for other autoimmune diseases as well from other cellular therapies that fall outside of the coverage of our intellectual property.  Currently, there are no approved therapies for newly onset T1D, but only regimens such as insulin or adjuvants to insulin that address the disease when the pancreas can no longer produce insulin. While not a direct competitor, in a more advanced population of T1D, sotagliflozin, an oral adjunctive therapy to insulin, is expected to receive FDA approval following positive results from a pivotal phase 3 trial conducted by Lexicom Pharmaceuticals in collaboration with Sanofi and JDRF. There are multiple agents in development targeting the modification of the course of the disease. Current approaches in development can be broadly divided into immune modulatory agents aiming to improve metabolic function by rescuing insulin producing beta cells, or regenerative agents that are aiming to replace beta cells. From a broad review of these agents and approaches, no other therapy for new-onset T1D is expected to be in advanced clinical trials or provide direct competition to our polyclonal regulatory T cell platform in the near future. If these therapies are easier to manufacture and have similar or better safety and efficacy profiles to CLBS03, the commercial prospects of our T regulatory cell therapy may be limited.
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

Index

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

RISKS RELATED TO MANUFACTURING OUR DEVELOPMENT PRODUCT CANDIDATES
On March 16, 2017, we entered the Purchase Agreement to sell our remaining membership interest in PCT to Hitachi. As a result of that Sale we will no longer have any ownership interest in PCT. See "Item 1. Business-Overview- Discontinued Operations". Consequently, we have no internal capacity to manufacture our development product candidates and have no assurance that we will continue to have access to manufacturers in our industry that can effectively make our development products or make them at an affordable, saleable or otherwise commercially reasonable price or quantity.
Cell manufacturer's have a finite manufacturing capacity, which could inhibit the long-term growth prospects of our business.

Index

We currently have manufacturing contracts to produce materials for our clinical trials with HCATS at its existing manufacturing facilities in Allendale, New Jersey and Mountain View, California as well as with FBRI at its manufacturing facility in Kobe, Japan. These facilities are intended and have been designed to be compliant with FDA cGMP, and cGTP requirements. While we believe these facilities provide us with sufficient capacity to meet our expected near-term needs, it is possible that the demand for our products could exceed their existing manufacturing capacity. We expect that as our own cell therapy development programs progress and demand for cell therapy services in the industry expand, it may become necessary or desirable for us to expand our manufacturing vendors for cell therapy services and products in the future, which may require us to invest significant amounts of capital and to obtain regulatory approvals. If HCATS or FBRI is unable to meet our rising demand for products and services on a timely basis or unable to maintain cGMP compliance standards, then it is likely that we will seek to obtain the products and services from competitors, the availability of which we cannot guarantee, and the progress of our own programs will be impaired which could materially and adversely affect the overall success of our development programs.
Components of therapeutic products approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMPs. Manufacturers of cell-based product candidates such as CLBS03 also must comply with cGTPs. In addition, manufacturers of therapeutic products may be required to modify their manufacturing processes from time to time in response to FDA requests. The manufacture of live cellular-based products is complex and imposes significant regulatory burdens that may change over time. We may encounter difficulties in the production of our product candidates due to our limited manufacturing experience.
We will need to improve manufacturing efficiency at our contract manufacturers in order to establish cost of goods levels that will permit approved products to succeed commercially.
HCAT is working to improve the efficiency of cell therapy product development through the development of engineering and innovation solutions that go beyond current practices to develop long-term solutions to the unique challenges of cell therapy manufacturing with the ultimate goal of improving scale up, cost of goods quality control and robustness of the manufacturing process. They cannot provide assurances that they will be able to develop process enhancements that are acceptable to the FDA, on a timely basis, on commercially reasonable terms, or at all, or that any expected improvement in profitability will be realized. If they are unsuccessful in their efforts to develop these improvements, we may be unable to develop commercially viable products, which would impair our ability to continue our operations.
Lack of access to safe, reliable and effective transportation options could adversely affect our ability to meet our needs.
To effectively and efficiently deliver our cell therapy product, we also need to establish and maintain cost-effective relationships with reliable and experienced transportation carriers. Most existing transportation carriers are not optimally designed for the transportation of cell therapy products. For example, these carriers generally lack a true point-to-point chain of control, may have non-controlled X-ray and inspection, do not guarantee package orientation, handling or storage conditions and, in many cases, lack a standard, documented and tracked operating procedures. While reliable ground carriers with experience in the transport of blood products exist in major U.S. metropolitan areas, air carriers meeting such needs are limited. If carriers we currently use should cease medical shipping operations or otherwise become unable to properly meet our transportation needs, the lack of access to safe, reliable and effective transportation options could adversely affect our ability to meet our needs.

RISKS RELATED TO THE SALE
We are subject to five-year non-competition and non-solicitation covenants under the Purchase Agreement, which may limit our ability to operate our business in certain respects or sell the Retained Business to a third party.
During the period from March 16, 2017 (the “Effective Date”), the date of the Purchase Agreement by and among us, PCT, LLC and Hitachi until the fifth anniversary of the Effective Date (the “Non-Competition Period”), we are subject to non-competition and non-solicitation covenants made in the Purchase Agreement. During the Non-Competition Period, we will be restricted from (i) engaging in the provision of service solutions for the contract research, development, manufacture, testing, storage, distribution and commercialization of cell based therapies (the “Business”) and (ii) establishing any joint venture or other arrangement with a third party other than Hitachi America if such joint venture or other arrangement would compete with PCT or Hitachi America in any aspect of the Business, subject to certain exceptions, and from soliciting for employment persons who are employees or consultants of PCT or Hitachi America and their affiliates that are controlled by Hitachi America.
These limitations may negatively impact the scope and/or volume of our business, which may adversely affect our financial condition and results of operations. In addition, certain third party acquirers of our current business would be subject to these limitations during the Non-Competition Period, which may limit our opportunities with respect to a future sale transaction of our current business during the Non-Competition Period that may otherwise be favorable to our stockholders.
PCT may not achieve the milestone under the Purchase Agreement, which would result in us not receiving the milestone payment.

Index

Pursuant to the terms of the Purchase Agreement, Hitachi will pay us a $5.0 million milestone payment if PCT achieves $125 million in cumulative revenue (excluding clinical service reimbursables) for the period from January 1, 2017 through December 31, 2018. PCT’s revenue would have to increase significantly to achieve the milestone. Accordingly, there can be no assurance that we will receive the $5.0 million milestone payment contemplated by the Purchase Agreement.
We are obligated to indemnify Hitachi America for certain losses resulting from breaches of the representation and warranties and covenants in the Purchase Agreement as well as for certain litigation relating to the Sale.
Under the terms of the Purchase Agreement, we are obligated to indemnify Hitachi America for certain losses resulting from breaches of the representations and warranties and covenants in the Purchase Agreement as well as certain litigation relating to the Sale. Upon closing of the Sale, $5.0 million of the purchase price was paid into an escrow fund to be used as partial security to cover any liabilities that may result from indemnification claims that Hitachi America may have pursuant to the Purchase Agreement. Moreover, in certain instances, our liability to Hitachi America for indemnification claims could be higher than the $5 million set aside in the escrow fund. Any and all such liability would reduce the net proceeds from the Sale that are available for our use.
We may be exposed to litigation related to the Sale from the holders of our stock.
Transactions such as the Sale are often subject to lawsuits by stockholders. Because the holders of our stock did not receive any consideration from the Sale, it is possible that they may sue us or our board of directors. Such lawsuits could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

RISKS RELATED TO GOVERNMENT REGULATION
The development and commercialization of our product candidates is subject to extensive regulation by the FDA and other regulatory agencies in the United States and abroad, and the failure to receive regulatory approvals for our cell therapy product candidates would likely have a material and adverse effect on our business and prospect
To date, we have not received regulatory approval to market any of our product candidates in any jurisdiction. If we seek approval of any of our cell therapy product candidates, we will be required to submit to FDA and European and potentially other regulatory authorities extensive preclinical and clinical data supporting the safety and efficacy of such products, as well as information about the manufacturing process and to undergo inspection of manufacturing facilities, among other things. The process of obtaining FDA and other regulatory approvals is expensive, typically takes many years and is subject to numerous risks and uncertainties, particularly with complex and/or novel product candidates such as our cell-based product candidates. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application or may make it easier for our competitors to gain regulatory approval to enter the marketplace. Ultimately, the FDA and other regulatory agencies have substantial discretion in the approval process and may refuse to accept any application or may decide that our product candidate data are insufficient for approval without the submission of additional preclinical, clinical or other time-consuming studies. In addition, varying agency interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable
Any of the following factors, among others, could cause regulatory approval for our product candidates to be delayed, limited or denied:

•
the product candidates require significant clinical testing to demonstrate safety and effectiveness before applications for marketing approval can be submitted to the FDA and other regulatory authorities;

•
data obtained from animal testing and other nonclinical testing and clinical trials can be interpreted in different ways, and regulatory authorities may not agree with our respective interpretations or may require us to conduct additional testing

•
negative or inconclusive results or the occurrence of serious or unexpected adverse events during a clinical trial could cause us to delay or terminate development efforts for a product candidate; and/or

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

Index

Although we seek to conduct our business in compliance with applicable laws and regulations, these laws and regulations are exceedingly complex and often subject to varying interpretations. The cell therapy industry is the topic of significant government interest, and thus the laws and regulations applicable to our business are subject to frequent change and/or reinterpretation. As such, there can be no assurance that we will be able, or will have the resources, to maintain compliance with all such healthcare laws and regulations. Failure to comply with such healthcare laws and regulations could result in significant enforcement actions, civil or criminal penalties, which along with the costs associated with such compliance or with enforcement of such healthcare laws and regulations, may have a material adverse effect on our operations or may require restructuring of our operations or impair our ability to operate profitably.
Facilities engaged in the recovery, processing, storage, labeling, packaging or distribution of any HCT/Ps, or the screening or testing of a donor, are required to register with the FDA. Any third party retained by us to process our samples must be similarly registered with the FDA and comply with HCT/P regulations as well as with FDA's cGTP regulations. If they fail to comply with cGTP requirements they will be out of compliance with FDA regulations which could adversely affect our business.
FDA's cGMP regulations govern the manufacture, processing, packaging and holding of cell therapy products regulated as drugs. FDA's Quality System Regulation, ("QSR"), similarly governs the manufacture, processing, packaging and holding of cell therapy products regulated as medical devices. Any third-party manufacturers that prepare our products must comply with cGMP or QSR requirements including quality control, quality assurance and the maintenance of records and documentation for certain products. They may be unable to comply with these cGMP or QSR requirements and with other FDA, state and foreign regulatory requirements. These requirements may change over time and we or third-party manufacturers may be unable to comply with the revised requirements.
If we are unable to conduct clinical trials in accordance with regulations and accepted standards, we may be delayed in receiving, or may never receive, regulatory approvals of our product candidates from the FDA and other regulatory authorities.
To obtain marketing approvals for our product candidates in the United States and abroad, we must, among other requirements, complete adequate and well-controlled clinical trials sufficient to demonstrate to the FDA and other regulatory bodies that the product candidate is safe and effective for each indication for which approval is sought. If the FDA finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury, due to, among other things, occurrence of one or more serious adverse events in an ongoing clinical trial, the FDA can place one or more of our clinical trials on partial or full clinical hold. If safety concerns develop, we may, or the FDA, a foreign regulatory authority, or an IRB may require us to, stop the affected trials before completion.
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

Index

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
Health care companies have been the subject of federal and state investigations, and we could become subject to investigations in the future.
Both federal and state government agencies have heightened civil and criminal enforcement efforts. There are numerous ongoing investigations of health care companies, including drug, biologic an medical device companies, as well as their executives and managers. In addition, amendments to the Federal False Claims Act, including under healthcare reform, have made it easier for private parties to bring “qui tam” (whistleblower) lawsuits against companies under which the whistleblower may be entitled to receive a percentage of any money paid to the government. The Federal False Claims Act provides, in part, that an action can be brought against any person or entity that has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The government has taken the position that claims presented in violation of the federal anti-kickback law, Stark Law or other healthcare-related laws, including laws enforced by the FDA, may be considered a violation of the Federal False Claims Act. Penalties include substantial fines for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person or entity and/or exclusion from the Medicare program. In addition, a majority of states have adopted similar state whistleblower and false claims provisions.
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

Index

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
The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the U.S., comprehensive programs are under consideration that seek to, among other things, increase access to healthcare for the uninsured and control the escalation of healthcare expenditures within the economy. In March 2010, the Patient Protection and Affordable Care Act (“PPACA”), as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. While we do not believe this legislation will have a direct impact on our business, the legislation requires the adoption of implementing regulations, which may have unintended consequences or indirectly impact our business. For instance, the scope and implications of the amendments pursuant to the Fraud Enforcement and Recovery Act of 2009 (“FERA”), have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may impact our business. Also, in some instances our clients may be health insurers that will be subject to limitations on their administrative expenses and federal review of “unreasonable” rate increases that could impact the prices they pay for our services. If the legislation causes such unintended consequences or indirect impact, it could have a material adverse effect on our business, financial condition and results of operations.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.  Strong, partisan disagreement in Congress has prevented implementation of various PPACA provisions, and the Trump Administration has made repeal of the PPACA a priority.  One of the first executive orders of the Trump administration granted federal agencies broad powers to unwind regulations under the PPACA. On January 11, 2017, the Senate voted to approve a “budget blueprint” allowing Republicans to repeal parts of the law while avoiding Democrat filibuster.  The “Obamacare Repeal Resolution” passed 51-48.  Certain legislators are continuing their efforts to repeal the PPACA, although there is little clarity on how such a repeal would be implemented and what a PPACA replacement might look like.  For the immediate future, there is significant uncertainty regarding the health care, health care coverage and health care insurance markets.
The U.S. government has in the past considered, is currently considering and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. State and local governments, as well as a number of foreign governments, are also considering or have adopted similar types of policies. Future significant changes in the healthcare systems in the United States or elsewhere, and current uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products. We are unable to predict whether other healthcare policies, including policies stemming from legislation or regulations affecting our business, may be proposed or enacted in the future; what effect such policies would have on our business; or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

Index

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

Index

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
The Leahy-Smith America Invents Act (AIA), which was signed into law on September 16, 2011, significantly changed United States patent law. It may take some time to establish what the law means, since it is just being interpreted by the lower courts, and any lower court decisions have not been reviewed by either the Federal Circuit Court of Appeals or the Supreme Court, a process that will take years. The first major change is that AIA switches the U.S. patent system from a “first to invent” system to a “first to file” system. Now that the first to file system is in effect, there is a risk that another company may independently develop identical or similar patents at approximately the same time, and be awarded the patents instead of us. Further, for the second major change, AIA abolished interference proceedings, and establishes derivation proceedings to replace interference proceedings in all cases in which the time period for instituting an interference proceeding has not lapsed where an inventor named in an earlier application derived the claimed invention from a named inventor. Now that the derivation proceedings are in effect, there is a risk that the inventorship of any pending patent application can be challenged for reasons of derivation. The third major change is that AIA established post-grant opposition proceedings that will apply only to patent applications filed after “first to file” became effective. Post-grant opposition will enable a person who is not the patent owner to initiate proceedings in the Patent office within 9 months after the grant of a patent that can result in cancellation of a patent as invalid. There is a risk, therefore, that any of our patents once granted after the effective date of these provisions of the AIA (March 16, 2013) may be subject to post-grant opposition, which will increase uncertainty on the validity of any newly granted patent or may ultimately result in cancellation of the patent.
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
The market price of our common stock has been and in the future may continue to be highly volatile. For example, from January 1, 2017 through March 20, 2018 our common stock traded as low as $2.63 per share and as high as $7.79 per share; in 2016, our common stock traded as low as $2.65 per share and as high as $13.30 per share.
The market price for our common stock is highly dependent on, among other things, stock market conditions in general, our clinical development efforts the profitability and growth of our cell therapy services business and the growth of our business in general, the amount of our available cash and investments and our level of cash utilization. Future events could increase the

Index

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
As of December 31, 2017, there were 9,483,911 shares of our common stock outstanding. In addition, there were outstanding stock options and warrants representing the potential issuance of an additional 1,254,407 shares of our common stock. The issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect the price of our common stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares could cause the supply of our common stock available for purchase in the market to exceed the purchase demand for our common stock. Such supply in excess of demand could cause the market price of our common stock to decline.
Sales of our common stock pursuant to our at-the-market sales agreement with H.C. Wainwright & Co., may cause substantial dilution to our existing stockholders and the sale of such shares of common stock could cause the price of our common stock to decline.
We entered into a Common Stock Sales Agreement with H.C. Wainwright & Co. in February 2018, pursuant to which we may sell up to $12 million of shares of our common stock over the term of that agreement, subject to certain terms and conditions.
Sales by us pursuant to the sales agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares under the sales agreement and may be terminated by us at any time at our discretion without any cost to us.
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

Index

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
Our common stock is listed for trading on the Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available. In February 2016, we received such a deficiency notice from the Nasdaq informing us that our stock had traded under $1.00 for thirty (30) consecutive trading days, and that if it does not trade at or above $1.00 for ten (10) consecutive trading days during the next 180 days, our common stock would be delisted absent meeting other conditions for delaying delisting. On July 28, 2016, the Company effected a one-for-ten reverse stock split of its issued and outstanding shares of common stock to increase the per share trading price of our common stock to satisfy the $1.00 minimum bid price requirement. By letter dated August 11, 2016, The Nasdaq Capital Market, Listing Qualification Department, confirmed that our common stock was in compliance with listing requirements.
A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our corporate headquarters are in Basking Ridge, New Jersey. The space is approximately 11,600 rentable square feet. The base monthly rent is approximately $24,000 and the lease term ends July 31, 2020. In addition, there are two five-year renewal options. In February 2018, we executed a two-year lease for approximately 3,400 rentable square feet in Rye Brook, New York. The new office lease will be for administrative staff, and replaces our 10,000 square foot lease in New York, New York, which expired on January 31, 2018. The base monthly rent is approximately $8,400 for our Rye Brook, New York office. In addition, we have the option to renew the lease for a three-year term. We believe the total leased space is sufficient for the near future.

ITEM 3. LEGAL PROCEEDINGS.

We are party to certain legal proceedings in the ordinary course of business. We do not believe that any current legal proceedings are likely to have a material effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.
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

2017	High	Low
First Quarter	$7.79	$2.85
Second Quarter	$5.54	$4.10
Third Quarter	$4.71	$3.58
Fourth Quarter	$3.93	$2.63

2016	High	Low
First Quarter	$13.30	$4.00
Second Quarter	$7.80	$4.50
Third Quarter	$6.50	$5.10
Fourth Quarter	$5.00	$2.65
On March 20, 2018, the last reported price of our common stock was $5.95 per share.

Holders
As of March 22, 2018, there were approximately 773 stockholders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2017 regarding shares of our common stock that may be issued under our existing equity compensation plans, including our 2003 Stock Option and Incentive Plan (the “2003 Plan”), 2009 Stock Option and Incentive Plan (the “2009 Plan”), our 2015 Equity Compensation Plan (the "2015 Plan"), our 2012 Employee Stock Purchase Plan (the “2012 ESPP”), and our 2017 Employee Stock Purchase Plan (the "2017 ESPP").

Index

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options (1)	Weighted Average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders (2)	1,072,499	$33.50	75,027	(3)

(1)
Includes stock options only; does not include purchase rights accruing under the 2012 ESPP Plan because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(2)	Consists of the 2003 Plan, the 2009 Plan, the 2015 Plan, the 2012 ESPP, and the 2017 ESPP.

(3)	Includes shares available for future issuance under the 2015 Plan and the 2017 ESPP.

Recent Sales of Unregistered Securities
None.

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

OVERVIEW
Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”) is a company developing cellular therapeutics to treat certain diseases. We leverage specialized clinical development expertise to selectively advance therapeutic product candidates to their next significant development milestone and, if appropriate, partner such candidates. Our most advanced product candidate, CLBS03, is an autologous polyclonal regulatory T cell ("Treg") clinical phase 2 therapy targeting children aged 8-17 with recent-onset type 1 diabetes mellitus ("T1D"). We also have phase studies either underway or due to commence shortly involving our CD34 cell therapy for ischemic repair.

Immunomodulation (Treg Technology)

We are developing strategically, through the utilization of our core development expertise, a product candidate (CLBS03) that has the potential to be an innovative therapy for T1D. This therapy is based on a proprietary platform technology for immunomodulation. We have selected as an initial target the unmet medical need of patients who are newly diagnosed with T1D, most of whom will be under the age of 18. This program is based on the use of Tregs to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg number and function. Tregs are a natural part of the human immune system and regulate the activity of effector T cells, the cells that are responsible for protecting the body from pathogens and foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by effector T cells. In autoimmune disease, however, it is thought that deficient Treg activity and numbers permit the effector T cells to attack the body's own beneficial cells. In the case of T1D, the beta cells in the pancreas are attacked, thereby reducing and/or eliminating over time the patient's ability to produce insulin. Insulin is necessary to regulate sugar metabolism and maintain proper sugar levels in the blood. Inconsistent or unnatural insulin levels can lead to many complications, including blindness, vascular disease and, if no insulin supplement is provided, even death. There are currently no curative treatments for TID, only lifelong insulin therapy, which often does not prevent serious co-morbidities. Two Phase 1 clinical trials of Treg technology in T1D, taken together demonstrated safety and tolerance, feasibility of manufacturing, an implied durability of effect as well as an early indication of potential therapeutic effect through the preservation of beta cell function. In the first quarter of 2016, we commenced patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2 prospective, randomized, placebo-controlled, double-blind clinical trial (the "TRex Study") to evaluate the safety and efficacy of CLBS03 in adolescents with recent onset TID. We entered into a strategic collaboration with Sanford Research to support the execution of this trial. Sanford Research is a U.S.-based non-profit research organization that supports an emerging translational research center focused on finding a cure for T1D. On February 23, 2017, the California Institute for Regenerative Medicine ("CIRM") awarded us funds of up to $12.2 million to support the T-Rex Study. The funding will be based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. We received $5.7 million in initial funding on May 4, 2017. CLBS03 has been granted Fast Track and orphan drug designations from the U.S. Food and Drug Administration ("FDA") as well as Advanced Therapeutic Medicinal Product ("ATMP") classification from the European Medicines Agency ("EMA"). In October 2016, we received a satisfactory safety evaluation by our independent Data Safety Monitoring Board based on safety data then available from the first 19 patients enrolled in the trial. A subsequent interim analysis was conducted after approximately 50% of patients reached the six-month follow-up milestone, the results of which were publicly released on March 8, 2018 that the therapy continued to be well tolerated and was deemed non-futile for therapeutic effect. On January 18, 2018, we announced completion of enrollment (110 patients) in the TRex Study.

Ischemic Repair (CD34 Cell Technology)
Our CD34 cell technology has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34 cells, we seek to promote the development and formation of new blood vessels and thereby increase blood flow to the impacted area. We believe that conditions caused by underlying ischemic injury can be improved through our CD34 cell technology, including critical limb ischemia ("CLI", coronary microvascular disfunction ("CMD') and refractory angina ("RfA'). Published reports in Circulation Cardiovascular Interventions, Atherosclerosis, Stem Cells and Circulation Journal, provide preliminary evidence that CD34 cell therapy is safe and can exert significant therapeutic effects in patients with CLI, a condition

Index

in which blood flow to the legs is severely impaired, causing pain and non-healing ulcers and, ultimately, potentially resulting in the need for amputation. Our Clinical Trial Notification for a pivotal Phase 2 trial investigating our product candidate in CLI CLBS12 was submitted to the Japanese Pharmaceutical and Medical Device Agency ("PMDA") and was cleared to proceed. The protocol design was agreed to with PMDA, the study was opened for enrollment in December 2017 and treatment of the first patient was announced in March 2018. Based on our discussions with the PMDA, we expect that a successful outcome of this trial will qualify CLBS12 for consideration of early conditional approval in Japan. In anticipation of a successful trial outcome and the possibility of conditional approval, we continue to seek a local partner for CLBS12 in Japan. Furthermore, we submitted grant applications in an effort to seek non-dilutive financing to investigate the CD34 technology for additional clinical indications in the United States and on October 2, 2017 we announced the award of a $1.9 million grant from the National Institutes of Health to support a clinical study of CD34 cells in patients with coronary microvascular dysfunction and we are targeting the initiation of the study by early second quarter 2018.

Additional Out-licensing Opportunities
Our broad intellectual property portfolio of cell therapy assets includes notable programs available for out-licensing in order to continue their clinical development. These include additional indications for our Treg product and additional indications for our CD34 cell technology.

Our current long-term strategy focuses on advancing our therapies through development with the aim of eventually obtaining market authorization, either alone or with partners to provide treatment options to patients suffering from life-threatening medical conditions. We believe that we are positioned to realize potentially meaningful value increases within our own proprietary pipeline if we are successful in advancing our product candidates to their next significant development milestones.

Discontinued Operations
On May 18, 2017, we completed the previously announced sale of our remaining 80.1% membership interest in PCT, LLC, a Caladrius company ("PCT") to Hitachi Chemical Co. America, Ltd. ("Hitachi"), pursuant to the Interest Purchase Agreement (the "Purchase Agreement") dated as of March 16, 2017, by and among us, PCT and Hitachi, for $75.0 million in cash plus an additional cash adjustment of $4.4 million based on PCT’s cash and outstanding indebtedness as of the closing date and a potential future milestone payment. The sale of PCT represented a strategic shift that has had a major effect on our operations, and therefore, all periods presented were adjusted to reflect PCT as discontinued operations. PCT is now known as Hitachi Chemical Advanced Therapeutic Systems (HCATS).

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net loss from continuing operations for the year ended December 31, 2017 was approximately $16.2 million compared to net loss from continuing operations of $31.3 million for the year ended December 31, 2016. Overall net income for the year ended December 31, 2017 was approximately $22.2 million, which included income from discontinued operations of $38.4 million, driven by the gain on sale of PCT of $51.7 million. Overall, net loss for the year ended December 31, 2016 was approximately $33.3 million, which included loss from discontinued operations of $2.1 million.

Operating Expenses
For the year ended December 31, 2017, operating expenses totaled $27.6 million compared to $29.5 million for the year ended December 31, 2016, representing a decrease of $1.9 million or 6%. Operating expenses were comprised of the following:

•
Research and development expenses were approximately $15.8 million for the year ended December 31, 2017 compared to $16.7 million for the year ended December 31, 2016, representing a decrease of approximately $0.9 million, or 5%.

◦
Immune Modulation - Immune modulation expenses, primarily related to expenses associated with our Phase 2 study of CLBS03 in T1D, were $13.4 million for the year ended December 31, 2017, representing an increase of $2.9 million compared to the year ended December 31, 2016. The higher expenses are due to higher clinical trial and manufacturing costs in the current year period compared to the prior year period.

Index

◦
Ischemic Repair - Ischemic repair expenses were $2.7 million for the year ended December 31, 2017, representing an increase of approximately $0.5 million compared to the year ended December 31, 2016. The expenses for the year ended December 31, 2017 are primarily related to initiation-related program expenses associated with our critical limb ischemia development program in Japan. The expenses for the year ended December 31, 2016 are primarily associated with close-out activities of the PreServe AMI Phase 2 clinical trial for CLBS10.

◦
Other - Other research and development expenses during the year ended December 31, 2016 included $2.6 million of close-out activities for the Intus Phase 3 clinical trial for the immunotherapy product candidate CLBS20, announced in January 2016, along with $1.1 million of associated one-time restructuring costs for severance and asset impairments.

•
General and administrative expenses were approximately $11.8 million for the year ended December 31, 2017, compared to $12.8 million for the year ended December 31, 2016, representing a decrease of approximately $1.1 million, or 8%. The decrease was related to operational and compensation-related cost reductions compared to the prior year period.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments as compensation to employees, consultants, directors and other service providers. The use of these instruments has resulted in charges to the results of operations, which has been significant in the past.

Interest Expense
Interest expense was $0.4 million for the year ended December 31, 2017, compared with $1.8 million for the year ended December 31, 2016, and is primarily related to interest expense on the loan from Oxford Finance LLC. Concurrent with the PCT Sale on May 18, 2017, the Oxford loan was fully repaid and retired.

Benefit from Income Taxes
The benefit from income taxes was $11.5 million for the year ended December 31, 2017. We report both continuing and discontinued operations. ASC 740-20-45-7 addresses the income tax accounting treatment when there is a loss from continuing operations and income from discontinuing operations. We must consider the gain from discontinued operations for purposes of allocating a tax benefit to the current year loss from continuing operations. There are three acceptable methods on how a company can record its tax provision. We have adopted a method in which the income from discontinued operations are recognized as a discrete item in the period in which it occurs and applies the concepts of the annual effective tax rate (AETR) during each period in computing the income tax provision from continuing operations. This method results in tax expense for discontinued operations and an income tax benefit for the loss generated from continuing operations.

Discontinued Operations

On May 18, 2017, the Company sold its remaining 80.1% membership interest in PCT to Hitachi pursuant to the Purchase Agreement, dated March 16, 2017, by and among Caladrius PCT and Hitachi. The aggregate purchase price to the Company consisted of (i) $75.0 million in cash, (ii) $4.4 million, representing additional consideration based on PCT’s cash and outstanding indebtedness as of the closing date, and (iii) a potential future milestone payment of $5.0 million if PCT achieves $125 million in cumulative revenue (excluding clinical service reimbursables) (the “Milestone”) for the period from January 1, 2017 through December 31, 2018 (the “Milestone Period”). The Company has determined that the fair value of the milestone payment as of the closing date and as of December 31, 2017 was valued at zero.
Hitachi paid the Company $5.0 million in March 2017 as an advance payment pending shareholder approval of the transaction and other closing conditions. On the closing date, the Company received $65.0 million, with an additional $5.0 million of the purchase consideration (the "Escrow Amount") deposited into an escrow account to cover potential indemnification claims against Caladrius. The Escrow Amount is classified as restricted cash on the balance sheet as of December 31, 2017. In June 2018, the escrow agent will disburse to the Company the Escrow Amount less (i) that portion of the Escrow Amount previously paid in satisfaction of claims for indemnification pursuant to the terms of the Purchase Agreement and (ii) that portion of the Escrow Amount that is determined, in the reasonable judgment of Hitachi, to be necessary to satisfy all unsatisfied or disputed claims for indemnification specified in any claim notice delivered to the Company. The Company also received the $4.4 million additional consideration payment in July 2017. The Company incurred approximately $6.9 million in transaction costs related to the 2017 Hitachi transaction, including $4.3 million in retention payments to PCT employees, of which 50% was paid in June 2017, and the other 50% payable on the one-year anniversary of the closing date.

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

The operations and cash flows of the PCT Segment were eliminated from ongoing operations with the sale of the Company's PCT interest. The operating results of the PCT Segment for the year ended December 31, 2017 and year ended December 31, 2016 were as follows (in thousands):

	Year Ended December 31,
	2017	2016
Revenue	$16,039	$42,043
Cost of revenues	(15,321)	(35,519)
Research and development	(257)	(800)
Selling, general, and administrative	(3,251)	(7,558)
Other expense	(14)	(80)
Provision for income taxes	(10,541)	(138)
Gain on sale of segment	51,744	—
Income (loss) from discontinued operations	$38,399	$(2,052)

Analysis of Liquidity and Capital Resources
At December 31, 2017, we had cash, cash equivalents, restricted cash, and marketable securities of approximately $60.1 million, working capital of approximately $51.8 million, and stockholders’ equity of approximately $50.5 million.
During the year ended December 31, 2017, we met our immediate cash requirements through cash received from the transaction with Hitachi, proceeds from the issuances of our common stock, and existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows (in thousands):

Index

	Year Ended December 31,
	2017	2016
Net cash used in operating activities - continuing operations	$(20,237.8)	$(28,225.3)
Net cash provided by (used in) investing activities - continuing operations	41,459.4	(1,099.5)
Net cash (used in) provided by financing activities - continuing operations	(857.5)	16,912.9

Operating Activities - Continuing Operations
Our cash used in operating activities in the year ended December 31, 2017 totaled approximately $20.2 million, which is the sum of (i) our net income of $22 million, less income from discontinued operations of $38.4 million, and adjusted for non-cash income and expenses totaling $9.2 million (which includes adjustments for equity-based compensation, depreciation and amortization, loss on disposal of assets, deferred taxes, tax benefit, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities of approximately $5.1 million.
Our cash used in operating activities in the year ended December 31, 2016 totaled approximately $28.2 million, which is the sum of (i) our net loss of $33.3 million, less loss from discontinued operation of $2.1 million, and adjusted for non-cash income and expenses totaling $2.8 million (which includes adjustments for equity-based compensation, depreciation and amortization, and loss on disposal of assets), and (ii) changes in operating assets and liabilities of approximately $0.2 million.

Investing Activities - Continuing Operations
Our cash provided by investing activities in the year ended December 31, 2017 totaled approximately $41.5 million. In 2017, we received $74.6 million in net proceeds in connection with the sale of our 80.1% ownership interest in PCT to Hitachi, less $6.7 million of cash held by our PCT subsidiary on the date of the acquisition. We also invested $26.3 million in marketable securities (net), and spent approximately $0.1 million for property and equipment.
Our cash used in investing activities in the year ended December 31, 2016 totaled approximately $1.1 million, representing property and equipment purchases.

Financing Activities - Continuing Operations
During the year ended December 31, 2017, our financing activities consisted of the following:

•	We paid $5.7 million in principal payments on our long-term debt to Oxford Finance, which was fully repaid and retired on May 18, 2017.

•
We raised gross proceeds of approximately $4.4 million through the issuance of approximately 932,204 shares of our common stock under the conditions of the Second Closing (achievement of the enrollment of 70 subjects in our Phase 2 CLBS03 clinical trial), relating to the September 2016 private placement offering.

•
We raised gross proceeds of approximately $1.2 million through the issuance of approximately 210,506 shares of our common stock under the provisions of our Common Stock Purchase Agreement with Aspire which expired in November 2017.

•	We received proceeds of $0.4 million from the issuance of notes payable relating to certain insurance policies and equipment financings, less repayments of $1.0 million.
During the year ended December 31, 2016, our financing activities consisted of the following:

•	Hitachi purchased a 19.9% membership interest in PCT for $19.4 million, of which $15.0 million of proceeds was distributed to Caladrius from PCT and $4.4 million remained at PCT.

•
We raised $4.0 million in a registered direct offering through the issuance of 847,458 shares of our common stock, and $6.6 million in concurrent private placement offerings through the issuance of 1,398,305 shares of our common stock.

•
We paid $6.3 million in principal payments on our long term debt to Oxford Finance upon our sale of a 19.9% membership interest in PCT to Hitachi, and, in September 2016, we paid an additional $3.0 million in principal payments on our long term debt to Oxford Finance.

•
We raised $1.0 million in a private placement through the issuance of 141,844 shares of our common stock and two-year warrants to purchase up to an aggregate of 141,844 shares our common stock, at an exercise price of $10.00 per share.

Index

•	We received proceeds of $0.8 million from the issuance of notes payable relating to certain insurance policies and equipment financings, less repayments of $1.0 million.

Liquidity and Capital Requirements Outlook
To meet our short and long-term liquidity needs, we expect to use existing cash balances and a variety of other means. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets. Our history of operating losses and liquidity challenges may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. We will also continue to seek, as appropriate, grants for scientific and clinical studies from various governmental agencies and foundations. We believe that our cash on hand will enable us to fund the development of CLBS03 and other operating expenses for at least the next 12 months following the issuance of our financial statements.
On February 8, 2018, we entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC, as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock, having an aggregate offering price of up to $12 million. Subject to the terms and conditions of the sales agreement, H.C. Wainwright & Co., LLC will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon our instructions, including any price, time or size limits specified by us. We have provided H.C. Wainwright & Co., LLC with customary indemnification rights, and H.C. Wainwright & Co., LLC will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold. In addition, pursuant to the terms of the sales agreement, we agreed to reimburse H.C. Wainwright & Co., LLC for the documented fees and costs of its legal counsel reasonably incurred in connection with (i) entering into the transactions contemplated by the sales agreement in an amount not to exceed $50,000 in the aggregate and (ii) H.C. Wainwright & Co., LLC’s ongoing diligence, drafting and other filing requirements arising from the transactions contemplated by the sales agreement in an amount not to exceed $2,500 in the aggregate per calendar quarter. Sales of the shares, if any, under the sales agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of the shares, and may at any time suspend sales under the sales agreement or terminate the sales agreement. The sales agreement will terminate upon the sale of all of the shares under the sales agreement unless terminated earlier by either party as permitted under the sales agreement.
In 2016, Hitachi purchased a 19.9% membership interest in PCT for $19.4 million, of which $15.0 million of proceeds was distributed to us from PCT and $4.4 million remained at PCT. In 2017, we received $74.6 million (net) in connection with the sale of our remaining 80.1% ownership interest in PCT to Hitachi, less $6.7 million of cash held by our PCT subsidiary on the date of the acquisition.
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
In November 2015, we entered into a common stock purchase agreement with Aspire Capital (the "Aspire Agreement"), whereby we can sell to Aspire Capital, subject to terms and conditions under the Aspire Agreement as well as Nasdaq rules, the lesser of (i) $30 million of common stock or (ii) the dollar value of approximately 1.1 million shares of common stock based on the market price of the common stock at the time of such sale as determined under the Purchase Agreement. We have issued 319,776 shares under the Aspire Agreement for gross proceeds of $1.5 million. The Aspire Agreement expired in November 2017.
In September 2014, we entered into a Loan and Security Agreement with Oxford Finance LLC and received $15.0 million in gross proceeds. We have been making interest-only payments on the outstanding amount of the loan on a monthly basis at a rate of 8.50% per annum. On March 2016, upon execution of the March 2016 Hitachi Transaction, we and Oxford Finance entered

Index

into an amendment to the Loan and Security Agreement whereby (i) we paid $7.0 million to Oxford Finance LLC, comprised of principal, interest and early termination fees, (ii) we subsidiaries PCT, PCT Allendale, LLC, and NeoStem Family Storage, LLC (collectively the "Removed Borrowers") were removed as borrowers under the Loan, (iii) Oxford Finance's security interests in any and all assets of the Removed Borrowers were released, (iv) the interest only period on the remaining outstanding Loan balance is extended until January 1, 2017. In September 2016, we paid $3.0 million to repay a portion of the outstanding loan with Oxford Finance. In May 2017, upon execution of the May 2017 Hitachi Transaction, we and Oxford Finance entered into an amendment to the Loan and Security Agreement whereby we paid the remaining $5.7 million long-term debt balance to Oxford Finance LLC.
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

Share-Based Compensation
We expense all share-based payment awards to employees, directors, and consultants, including grants of stock options, warrants, and restricted stock, over the requisite service period based on the grant date fair value of the awards. Consultant awards are remeasured each reporting period through vesting. For awards with performance-based vesting criteria, we estimate the probability of achievement of the performance criteria and recognize compensation expense related to those awards expected to vest. We determine the fair value of option awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options or warrants. The fair value of our restricted stock and restricted stock units is based on the closing market price of our common stock on the date of grant.

Long-lived Assets
Long-lived assets consist of property, plant and equipment. The assets are amortized on a straight-line basis over their respective useful lives. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that we expect to hold and use may not be recoverable, we will estimate the undiscounted future cash flows expected to result from the use of the asset and/or its eventual disposition, and recognize an impairment loss, if any. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements and notes thereto required to be filed under this Item are presented commencing on page

46
of this Annual Report on Form 10-K.

Index

Caladrius Biosciences, Inc. and Subsidiaries

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Caladrius Biosciences, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Caladrius Biosciences, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2011.

New York, New York
March 22, 2018

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$29,163,200	$7,076,651
Restricted cash	5,004,789	—
Marketable securities	25,916,681	—
Accounts receivable trade, net of allowance of $0 at December 31, 2017 and 2016, respectively	234,461	138,774
Prepaid and other current assets	790,514	1,900,493
Assets related to discontinued operations	—	15,533,043
Total current assets	61,109,645	24,648,961

Property, plant and equipment, net	256,905	705,438
Deferred tax assets	575,055	—
Other assets	1,434,077	1,582,209
Assets related to discontinued operations	—	26,577,834
Total assets	$63,375,682	$53,514,442
LIABILITIES, REDEEMABLE SECURITIES - NON-CONTROLLING INTERESTS AND EQUITY
Current Liabilities
Accounts payable	$1,343,089	$2,226,580
Accrued liabilities	7,810,948	2,659,433
Long-term debt, current	—	3,126,457
Notes payable, current	159,180	563,777
Due to PCT	—	1,681,594
Liabilities related to discontinued operations	—	10,925,052
Total current liabilities	9,313,217	21,182,893
Notes payable	—	159,180
Long term debt	—	2,524,897
Other long-term liabilities	3,872,679	389,858
Liabilities related to discontinued operations	—	5,791,134
Total liabilities	13,185,896	30,047,962
Commitments and Contingencies
Redeemable Securities - Non-Controlling Interests	—	19,400,000
EQUITY
Stockholders' Equity
Preferred stock; authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 1 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at December 31, 2017 and December 31, 2016, respectively	100	100
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 9,483,911 and 8,205,790 shares, at December 31, 2017 and December 31, 2016, respectively	9,484	8,206
Additional paid-in capital	433,044,209	410,372,049
Treasury stock, at cost; 11,080 shares at December 31, 2017 and December 31, 2016 respectively	(707,637)	(707,637)
Accumulated deficit	(381,810,109)	(404,788,809)
Accumulated other comprehensive loss	(27,978)	—
Total Caladrius Biosciences, Inc. stockholders' equity	50,508,069	4,883,909
Noncontrolling interests	(318,283)	(817,429)
Total equity	50,189,786	4,066,480
	$63,375,682	$53,514,442

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016
Operating Expenses:
Research and development	$15,842,959	$16,699,213
General, and administrative	11,750,080	12,802,735
Operating expenses	27,593,039	29,501,948

Operating loss	(27,593,039)	(29,501,948)

Other income (expense):
Other income (expense), net	273,101	23,854
Interest expense	(377,768)	(1,779,657)
	(104,667)	(1,755,803)

Loss before benefit from income taxes and noncontrolling interests	(27,697,706)	(31,257,751)
Benefit from income taxes	(11,526,557)	—
Net loss from continuing operations	(16,171,149)	(31,257,751)
Discontinued operations - net	38,399,236	(2,051,782)
Net income (loss)	22,228,087	(33,309,533)

Less - net loss from continuing operations attributable to noncontrolling interests	(182,457)	(241,802)
Less - net loss from discontinued operations attributable to noncontrolling interests	(568,156)	(411,412)
Net income (loss) attributable to Caladrius Biosciences, Inc. common shareholders	22,978,700	(32,656,319)

Amounts Attributable to Caladrius Inc. common shareholders:
Loss from continuing operations	(15,988,692)	(31,015,949)
Income (loss) from discontinued operations - net of taxes	38,967,392	(1,640,370)
Net income (loss) attributable to Caladrius Inc. common shareholders	$22,978,700	$(32,656,319)

Basic and diluted income (loss) per share
Basic earnings (loss)
Continuing operations	$(1.78)	$(4.74)
Discontinued operations	$4.34	$(0.25)
Caladrius Biosciences, Inc. common shareholders	$2.56	$(4.99)

Diluted earnings (loss)
Continuing operations	$(1.78)	$(4.74)
Discontinued operations	$4.34	$(0.25)
Caladrius Biosciences, Inc. common shareholders	$2.56	$(4.99)

Weighted average common shares outstanding:
Basic shares	8,968,954	6,548,251
Diluted shares	8,968,954	6,548,251

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2017	2016
Net income (loss)	$22,228,087	$(33,309,533)

Other comprehensive loss:
Available for sale securities - net unrealized loss	(27,978)	(486)
Total other comprehensive loss	(27,978)	(486)

Comprehensive income (loss)	22,200,109	(33,310,019)

Comprehensive loss attributable to noncontrolling interests	(750,613)	(653,214)

Comprehensive income (loss) attributable to Caladrius Biosciences, Inc. common stockholders	$22,950,722	$(32,656,805)

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	10,000	$100	5,673,302	$5,673	$396,547,401	$486	$(372,132,490)	$(707,637)	$23,713,533	$(429,709)	$23,283,824
Net loss	—	—	—	—	—	—	(32,656,319)	—	(32,656,319)	(653,214)	(33,309,533)
Unrealized loss on marketable securities	—	—	—	—	—	(486)	—	—	(486)	—	(486)
Share-based compensation	—	—	114,344	114	2,532,167	—	—		2,532,281	—	2,532,281
Net proceeds from issuance of common stock	—	—	2,418,144	2,419	11,557,975	—	—	—	11,560,394	—	11,560,394
Change in ownership in subsidiary	—	—	—	—	(265,494)	—	—	—	(265,494)	265,494	—
Balance at December 31, 2016	10,000	$100	8,205,790	$8,206	$410,372,049	$—	$(404,788,809)	$(707,637)	$4,883,909	$(817,429)	$4,066,480
Net income	—	—	—	—	—	—	22,978,700	—	22,978,700	(750,613)	22,228,087
Unrealized loss on marketable securities	—	—	—	—	—	(27,978)	—	—	(27,978)	—	(27,978)
Share-based compensation	—	—	54,545	55	2,494,416	—	—	—	2,494,471	—	2,494,471
Net proceeds from issuance of common stock	—	—	1,219,741	1,219	5,700,467	—	—	—	5,701,686	—	5,701,686
Proceeds from option exercises	—	—	3,835	4	13,572	—	—	—	13,576	—	13,576
Elimination of equity associated with PCT sale	—	—	—	—	—	—	—	—	—	(3,686,536)	(3,686,536)
Conversion of redeemable securities	—	—	—	—	14,733,908	—	—	—	14,733,908	4,666,092	19,400,000
Change in ownership in subsidiary	—	—	—	—	(270,203)	—	—	—	(270,203)	270,203	—
Balance at December 31, 2017	10,000	$100	9,483,911	$9,484	$433,044,209	$(27,978)	$(381,810,109)	$(707,637)	$50,508,069	$(318,283)	$50,189,786

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$22,228,087	$(33,309,533)
(Income) loss from discontinued operations	(38,399,236)	2,051,782
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity-based compensation expense	1,963,202	1,773,691
Depreciation and amortization	372,001	450,266
Loss on disposal of assets	211,813	591,307
Income tax benefit	(11,526,557)	—
Deferred income taxes	(575,055)	—
Amortization/Accretion on marketable securities	339,964	—
Changes in operating assets and liabilities:
Prepaid and other current assets	1,109,979	457,390
Accounts receivable	(95,686)	(101,882)
Other assets	148,150	222,632
Due to PCT	(1,681,593)	2,784,760
Accounts payable, accrued liabilities and other liabilities	5,667,118	(3,145,758)
Net cash used in operating activities - continuing operations	(20,237,813)	(28,225,345)
Net cash (used in) provided by operating activities - discontinued operations	(638,069)	4,557,663
Net cash used in operating activities	(20,875,882)	(23,667,682)
Cash flows from investing activities:
Purchase of marketable securities	(60,158,123)	—
Sales of marketable securities	33,873,500	—
Proceeds from PCT sale	74,606,591	—
Net cash sold in PCT sale	(6,727,263)	—
Acquisition of property and equipment	(135,281)	(1,099,460)
Net cash provided by (used in) investing activities - continuing operations	41,459,424	(1,099,460)
Net cash used in investing activities - discontinued operations	(188,794)	(1,749,836)
Net cash provided by (used in) investing activities	41,270,630	(2,849,296)
Cash flows from financing activities:
Proceeds from exercise of options	13,576	—
Tax withholding payments on net share settlement equity awards	(357,666)	(72,010)
Net proceeds from issuance of capital stock	5,701,686	11,560,394
Repayment of long-term debt	(5,651,354)	(9,348,646)
Proceeds from notes payable	400,998	803,498
Repayment of notes payable	(964,776)	(1,030,351)
PCT dividend to Caladrius	—	15,000,000
Net cash (used in) provided by financing activities - continuing operations	(857,536)	16,912,885
Net cash (used in) provided by financing activities - discontinued operations	(74,231)	3,990,690
Net cash (used in) provided by financing activities	(931,767)	20,903,575
Net increase (decrease) in cash, cash equivalents and restricted cash	19,462,981	(5,613,403)
Cash and cash equivalents at beginning of year - continuing operations	7,076,651	18,657,971
Cash and cash equivalents at beginning of year - discontinued operations	7,628,357	1,660,440
Cash, cash equivalents and restricted cash at end of year	$34,167,989	$14,705,008
Less cash and cash equivalents of discontinued operations at end of year	—	7,628,357
Cash, cash equivalents and restricted cash of continuing operations at end of year	$34,167,989	$7,076,651

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$711,901	$1,823,424
Taxes	—	—
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – The Business

OVERVIEW
Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”) is a company developing cellular therapeutics to treat certain diseases. We leverage specialized development expertise to selectively advance therapeutic product candidates to their next significant development milestone and, if appropriate, partner such candidates. Our most advanced product candidate, CLBS03, is an autologous polyclonal regulatory T cell ("Treg") clinical phase 2 therapy targeting children aged 8-17 with recent-onset type 1 diabetes mellitus ("T1D"). We also have phase 2 studies either underway or due to commence shortly involving our CD34 cell therapy for ischemic repair.

Immunomodulation (Treg Technology)

We are developing strategically, through the utilization of our core development expertise, a product candidate (CLBS03) that has the potential to be an innovative therapy for T1D. This therapy is based on a proprietary platform technology for immunomodulation. We have selected as an initial target the unmet medical need of patients who are newly diagnosed with T1D, most of whom will be under the age of 18. This program is based on the use of Tregs to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg number and function. Tregs are a natural part of the human immune system and regulate the activity of effector T cells, the cells that are responsible for protecting the body from pathogens and foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by effector T cells. In autoimmune disease, however, it is thought that deficient Treg activity and numbers permit the effector T cells to attack the body's own beneficial cells. In the case of T1D, the beta cells in the pancreas are attacked, thereby reducing and/or eliminating over time the patient's ability to produce insulin. Insulin is necessary to regulate sugar metabolism and maintain proper sugar levels in the blood. Inconsistent or unnatural insulin levels can lead to many complications, including blindness, vascular disease and, if no insulin supplement is provided, even death. There are currently no curative treatments for TID, only lifelong insulin therapy, which often does not prevent serious co-morbidities. Two Phase 1 clinical trials of Treg technology in T1D, taken together demonstrated safety and tolerance, feasibility of manufacturing, an implied durability of effect as well as an early indication of potential therapeutic effect through the preservation of beta cell function. In the first quarter of 2016, we commenced patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2 prospective, randomized, placebo-controlled, double-blind clinical trial (the "TRex Study") to evaluate the safety and efficacy of CLBS03 in adolescents with recent onset TID. We entered into a strategic collaboration with Sanford Research to support the execution of this trial. Sanford Research is a U.S.-based non-profit research organization that supports an emerging translational research center focused on finding a cure for T1D. On February 23, 2017, the California Institute for Regenerative Medicine ("CIRM") awarded us funds of up to $12.2 million to support the T-Rex Study. The funding will be based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. We received $5.7 million in initial funding on May 4, 2017. CLBS03 has been granted Fast Track and orphan drug designations from the U.S. Food and Drug Administration ("FDA") as well as Advanced Therapeutic Medicinal Product ("ATMP") classification from the European Medicines Agency ("EMA"). In October 2016, we received a satisfactory safety evaluation by our independent Data Safety Monitoring Board based on safety data then available from the first 19 patients enrolled in the trial. A subsequent interim analysis was conducted after approximately 50% of patients reached the six-month follow-up milestone, the results of which were publicly released on March 8, 2018 that the therapy continued to be well tolerated and was deemed non-futile for therapeutic effect. On January 18, 2018, we announced completion of enrollment (110 patients) of the TRex Study.

Ischemic Repair (CD34 Cell Technology)
Our CD34 cell technology has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34 cells, we seek to promote the development and formation of new blood vessels and thereby increase blood flow to the impacted area. We believe that conditions caused by underlying ischemic injury can be improved through our CD34 cell technology, including critical limb ischemia ("CLI"), coronary microvascular disfunction ("CMD") and refractory angina ("RfA"). Published reports in Circulation Cardiovascular Interventions, Atherosclerosis, Stem Cells and Circulation Journal, provide preliminary evidence that CD34 cell therapy is safe and can exert significant therapeutic effects in patients with CLI, a condition in which blood flow to the legs is severely impaired, causing pain and non-healing ulcers and, ultimately, potentially resulting in the need for amputation. Our Clinical Trial Notification for a pivotal Phase 2 trial investigating our product candidate

Index

in CLI CLBS12 was submitted to the Japanese Pharmaceutical and Medical Device Agency ("PMDA") and was cleared to proceed. The protocol design was agreed to with PMDA, the study was opened for enrollment in December 2017 and treatment or the first patient was announced in March 2018. Based on our discussions with the PMDA, we expect that a successful outcome of this trial will qualify CLBS12 for consideration of early conditional approval in Japan. In anticipation of a successful trial outcome and the possibility of conditional approval, we continue to seek a local partner for CLBS12 in Japan. Furthermore, we submitted grant applications in an effort to seek non-dilutive financing to investigate the CD34 technology for additional clinical indications in the United States and on October 2, 2017 we announced the award of a $1.9 million grant from the National Institutes of Health to support a clinical study of CD34 cells in patients with coronary microvascular dysfunction and we are targeting the initiation of the study by the second quarter of 2018.
Additional Out-licensing Opportunities
Our broad intellectual property portfolio of cell therapy assets includes notable programs available for out-licensing in order to continue their clinical development. These include additional indications for our Treg product and additional indications for our CD34 cell technology.

Our current long-term strategy focuses on advancing our therapies through development with the aim of eventually obtaining market authorization, either alone or with partners, to provide treatment options to patients suffering from life-threatening medical conditions. We believe that we are positioned to realize potentially meaningful value increases within our own proprietary pipeline if we are successful advancing our product candidates to their next significant development milestones.

Discontinued Operations
On May 18, 2017, we completed the previously announced sale of our remaining 80.1% membership interest in PCT, LLC, a Caladrius company ("PCT") to Hitachi Chemical Co. America, Ltd. ("Hitachi"), pursuant to the Interest Purchase Agreement (the "Purchase Agreement") dated as of March 16, 2017, by and among us, PCT and Hitachi (the "2017 Hitachi Transaction"), for $75.0 million in cash plus an additional cash adjustment of $4.4 million based on PCT’s cash and outstanding indebtedness as of the closing date and a potential future milestone payment (see Note 3). The sale of PCT represented a strategic shift that has had a major effect on our operations, and therefore, all periods presented were adjusted to reflect PCT as discontinued operations. PCT is now known as Hitachi Chemical Advanced Therapeutic Systems (HCATS).
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company makes critical estimates and assumptions in determining stock-based awards values and income taxes. Accordingly, actual results could differ from those estimates and assumptions.
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

Index

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

Property, Plant, and Equipment
The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method. Repairs and maintenance expenditures that do not extend original asset lives are charged to expense as incurred. The estimated useful lives of property, plant and equipment are as follows:

Furniture and fixtures	10 years
Computer equipment	3 years
Software	3 years
Leasehold improvements	Life of lease

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
Share-Based Compensation
The Company expenses all share-based payment awards to employees, directors, and consultants, including grants of stock options, warrants, and restricted stock, over the requisite service period based on the grant date fair value of the awards. Consultant awards are remeasured each reporting period through vesting. For awards with performance-based vesting criteria, the Company estimates the probability of achievement of the performance criteria and recognizes compensation expense related to those awards expected to vest. The Company determines the fair value of option awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the

Index

risk-free interest rate, expected volatility, expected dividend yield and expected life of the options or warrants. The fair value of the Company’s restricted stock and restricted stock units is based on the closing market price of the Company’s common stock on the date of grant.
Income (Loss) Per Share
Basic income (loss) per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares outstanding during the period. Diluted loss per share, which is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares used in the basic income (loss) per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. Diluted income (loss) per share is not presented as such potentially dilutive securities are anti-dilutive to losses incurred from continuing operations in all periods presented.
Income Taxes
The Company recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.
The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for significant tax law changes and modifications with varying effective dates, which include reducing the U.S. federal corporate income tax rate from 35% to 21%, creating a territorial tax system (with a one-time mandatory repatriation tax on previously deferred foreign earnings), and allowing for immediate capital expensing of certain qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023.
In response to the enactment of the Act in late 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of an entity’s financial statements for the reporting period in which the Tax Act was enacted. Under SAB 118, a company may record provisional amounts during a measurement period for specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined, and when unable to determine a reasonable estimate for any income tax effects, report provisional amounts in the first reporting period in which a reasonable estimate can be determined.
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

Index

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new standard will be effective on January 1, 2018 and the Company early adopted the standard in 2017, with all adjustments reflected as of the beginning of the fiscal years reported.

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

Note 3 – Collaboration and Hitachi License Agreement
2016 Hitachi Transaction
On March 11, 2016, PCT entered into a global collaboration with Hitachi (the "2016 Hitachi Transaction"). This collaboration consists of an equity investment in and a license agreement with PCT.
Under the equity investment agreement, Hitachi purchased a 19.9% membership interest in PCT for $19.4 million of which $15.0 million of proceeds was distributed to Caladrius from PCT and $4.4 million remained at PCT to be used for the continued expansion and improvements at PCT in support of commercial product launch readiness as well as for general corporate purposes.
PCT and Hitachi also entered into an exclusive license agreement for the acceleration of the creation of a global commercial cell therapy development and manufacturing expertise in Asia pursuant to which PCT received $5.6 million from Hitachi in 2016. PCT licensed certain cell therapy technology and know-how (including an exclusive license in Asia) and agreed to provide Hitachi with certain training and support.  As additional consideration, Hitachi agreed to pay PCT royalties on contract revenue generated in Asia for a minimum of ten years. In connection with the 2017 Hitachi Transaction below, this exclusive license agreement was terminated.
2017 Hitachi Transaction

On May 18, 2017, the Company sold its remaining 80.1% membership interest in PCT to Hitachi pursuant to the Purchase Agreement, dated March 16, 2017, by and among Caladrius PCT and Hitachi (the "2017 Hitachi Transaction"). The aggregate purchase price to the Company consisted of (i) $75.0 million in cash, (ii) $4.4 million, representing additional consideration based on PCT’s cash and outstanding indebtedness as of the closing date, and (iii) a potential future milestone payment of $5.0 million

Index

if PCT achieves $125 million in cumulative revenue (excluding clinical service reimbursables) (the “Milestone”) for the period from January 1, 2017 through December 31, 2018 (the “Milestone Period”).
Hitachi paid the Company $5.0 million in March 2017 as an advance payment pending shareholder approval of the transaction and other closing conditions. On the closing date, the Company received $65.0 million, with an additional $5.0 million of the purchase consideration (the "Escrow Amount") deposited into an escrow account to cover potential indemnification claims against Caladrius. The Escrow Amount is classified as restricted cash on the balance sheet as of December 31, 2017. In June 2018, the escrow agent will disburse to the Company the Escrow Amount less (i) that portion of the Escrow Amount previously paid in satisfaction of claims for indemnification pursuant to the terms of the Purchase Agreement and (ii) that portion of the Escrow Amount that is determined, in the reasonable judgment of Hitachi, to be necessary to satisfy all unsatisfied or disputed claims for indemnification specified in any claim notice delivered to the Company. The Company also received the $4.4 million additional consideration payment in July 2017. The Company incurred approximately $6.9 million in transaction costs related to the 2017 Hitachi Transaction, including $4.3 million in retention payments to PCT employees, of which 50% was paid in June 2017, and the other 50% payable on the one year anniversary of the closing date.

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

Note 4 – Available-for-Sale-Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents in our Consolidated Balance Sheets (in thousands):

	December 31, 2017				December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$42,701.0	$—	$(28.0)	$42,673.0	$—	$—	$—	$—
Money market funds	9,211.5	—	—	9,211.5	4,426.8	—	—	4,426.8
Total	$51,912.5	$—	$(28.0)	$51,884.5	$4,426.8	$—	$—	$4,426.8

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale debt securities on our Consolidated Balance Sheets (in thousands):

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$25,967.8	$4,426.8
Marketable securities	25,916.7	—
Total	$51,884.5	$4,426.8

The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in thousands):

Index

	December 31, 2017
	Amortized Cost	Estimated Fair Value
Less than one year	$51,912.5	$51,884.5
Greater than one year	—	—
Total	$51,912.5	$51,884.5

Note 5 – Property, Plant and Equipment
Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Lab equipment	$—	$181.6
Furniture and fixtures	25.4	288.2
Computer equipment	998.3	1,173.4
Software	—	99.5
Leasehold improvements	65.6	115.7
Property, plant and equipment, gross	1,089.3	1,858.4
Accumulated depreciation	(832.4)	(1,153.0)
Property, plant and equipment, net	$256.9	$705.4

The Company’s results included depreciation expense of approximately $0.4 million and $0.5 million for the years ended December 31, 2017 and 2016, respectively.

Note 6 – Loss Per Share
For the years ended December 31, 2017 and 2016 the Company incurred net losses from continuing operations and therefore no common stock equivalents were utilized in the calculation of loss per share as they are anti-dilutive in the periods presented. At December 31, 2017 and 2016 the Company excluded the following potentially dilutive securities:

	December 31,
	2017	2016
Stock Options	1,072,499	953,690
Warrants	209,818	388,062
Restricted Shares	181,908	126,849
Restricted Stock Units	10,260	—

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

Index

The Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 and December 31, 2016 were as follows (in thousands):

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$25,916.7	$—	$25,916.7	$—	$—	$—	$—
	$—	$25,916.7	$—	$25,916.7	$—	$—	$—	$—

Note 8 – Accrued Liabilities

Accrued liabilities were as follow (in thousands):

	December 31,
	2017	2016
Salaries, employee benefits and related taxes	$1,389.2	$1,406.3
Retention payments	2,233.0	—
Professional fees	286.7	224.5
CIRM upfront funding - current	2,445.9	—
Other	1,456.1	1,028.6
	$7,810.9	$2,659.4
Note 9 – Debt
Notes Payable
As of December 31, 2017 and December 31, 2016, the Company had notes payable of approximately $0.2 million and $0.7 million, respectively. The notes relate to certain insurance policies and equipment financings, require monthly payments, and mature within one year.

Long-Term Debt
On September 26, 2014, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Oxford Finance LLC (together with its successors and assigns, the “Lender”) pursuant to which the Lender disbursed $15.0 million (the “Loan”). The debt offering/issuance costs have been recorded as debt issuance costs in other assets in the consolidated balance sheet, and were amortized to interest expense throughout the life of the Loan using the effective interest rate method.
In March 2016, concurrent with the 2016 Hitachi Transaction (see Note 3), the Company and the Lender entered into an amendment to the Loan and Security Agreement whereby (i) the Company paid $7.0 million to Lender, comprising principal, interest and early termination fees, (ii) the Company's subsidiaries PCT, PCT Allendale, LLC, and NeoStem Family Storage, LLC (collectively the "Removed Borrowers") were removed as borrowers under the Loan, (iii) Lender's security interests in any and all assets of the Removed Borrowers were released, (iv) the interest only period on the remaining outstanding Loan balance was extended until January 1, 2017, and (v) in the event the Company received gross proceeds from the sale or issuance of any equity securities or subordinated debt, or any partnership, licenses, collaboration, dividend, grant or asset sale through March 31, 2017, 20% of such proceeds will be paid to Lender, up to a $3.0 million maximum as additional partial repayment of Loan. On September 14, 2016, concurrent with the Company's September 2016 Registered Direct Offering and Concurrent Private Placement (see Note 11), the Company repaid $3.0 million of such proceeds to the Lender. The outstanding balance was approximately $5.7 million at December 31, 2016.

In May 2017, concurrent with the 2017 Hitachi Transaction (see Note 3), the Company retired the Loan in full, and paid $4.9 million to Lender, comprising principal, interest and early termination fees. The Company was making interest-only payments on the outstanding amount of the Loan on a monthly basis at a rate of 8.50% per annum. During the years ended December 31, 2017 and 2016, the Company recognized $0.4 million and $1.7 million of interest expense, respectively, related to the Loan and Security Agreement.

Index

Note 10 – Redeemable Securities - Non-Controlling Interests
Under the 2016 Hitachi Transaction (see Note 3), Hitachi, at any time following the tenth anniversary of the 2016 Hitachi Transaction closing date on March 11, 2016, had the right on one occasion to require Caladrius or PCT to purchase all or some of the equity securities in PCT then held by Hitachi ("Hitachi Put Right") for an amount equal to the lower of (i) the fair market value of the Hitachi equity holdings and (ii) the original purchase price paid of $19.4 million on March 11, 2016 for its 19.9% ownership interest, plus interest at a rate of 2.0% per annum compounded annually; provided, however, that if Hitachi's ownership interests increased subsequent to its initial ownership interest, and it offered to sell its equity holdings in excess of 21% of PCT’s outstanding equity securities, then the Company would have been required to purchase all such equity holdings of Hitachi Chemical but in no event would the aggregate purchase price of such Hitachi Chemical equity holdings exceed $20.5 million plus interest at the rate of 2.0% per annum compounded annually.
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

Note 11 – Stockholders' Equity
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
Equity Plans
The Company's 2015 Equity Compensation Plan (the "2015 Equity Plan") was adopted by the stockholders of the Company on July 14, 2015, with 440,000 shares initially reserved for future awards under the 2015 Equity Plan (as adjusted in the manner described below, the “Share Reserve”). These shares will be available for issuance pursuant to non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted shares, deferred share units, or other kinds of equity based compensation awards. Concurrent with the adoption of the 2015 Equity Plan, no future awards will occur under the 2009 Amended and Restated Equity Compensation Plan (the “2009 Plan”). The 2015 Equity Plan’s initial reserve of shares will automatically increase for 10 years, on each January 1st beginning with 2016, by a number of shares equal to the lesser of (i) four percent (4%) of the total number of our shares outstanding on December 31st of the preceding calendar year, (ii) such lesser number as the 2015 Plan’s administrator may earlier designate in writing, and (iii) 17,600 shares, which equals four percent (4%) of the initial reserve of 440,000 shares. In addition, the Share Reserve will include shares that are currently subject to awards under our 2009 Equity Plan but that are not issued due to their forfeiture, cancellation, or other settlement.
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

Index

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
The Company's 2003 Equity Participation Plan (the “2003 Equity Plan”) expired in 2013 and accordingly, equity awards under the 2003 Equity Plan can no longer be issued. The Company's 2009 Equity Compensation Plan (the “2009 Equity Plan”) makes up to 899,500 shares of common stock of the Company (as of December 31, 2017) available for issuance to employees, consultants, advisors and directors of the Company and its subsidiaries pursuant to incentive or non-statutory stock options, restricted and unrestricted stock awards and stock appreciation rights.
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
The number of remaining shares authorized to be issued under the various equity plans are as follows as of December 31, 2017:

	2003 Equity Plan	2009 Equity Plan	2015 Equity Plan
Shares Authorized for Issuance	25,000	899,500	440,000
2016 Evergreen increase of shares	—	—	226,932
2017 Evergreen increase of shares			328,232
Outstanding Stock Options	(5,006)	(432,916)	(634,577)
Exercised Stock Options	(925)	(8,093)	(3,835)
Restricted stock or equity grants issued under Equity Plans	(8,922)	(156,467)	—
Shares Expired	(10,147)	(302,024)	(314,254)
Total common shares remaining to be issued under the Equity Plans	—	—	42,498

The Company adopted an employee stock purchase plan effective January 1, 2013, and authorized 50,000 shares under the plan (the "2012 ESPP"). The plan has two six-month offering periods per year under which eligible employees may contribute up to 15% of their compensation toward the purchase of the Company's common stock per offering period (with a $25,000 cap per calendar year). The employee's purchase price is equal to (i) 85% of the closing price of a share of the Company's common stock on the enrollment date of such offering period or (ii) 85% of the closing price of a share of the Company's common stock on the Exercise Date of such Offering Period, whichever is lower. On May 16, 2017, the Company's stockholders approved an amendment and restatement to the 2012 ESPP (the "2017 ESPP") in order to effect an increase of authorized shares from 50,000 to 100,000. During the year ended December 31, 2017, 21,924 shares were issued under the 2017 ESPP. At December 31, 2017, the Company had 32,530 shares of the Company's common stock available for future grant in connection with this plan.

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

Index

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
Aspire Purchase Agreement
In November 2015, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provided that, subject to certain terms and conditions and Nasdaq rules, Aspire Capital was committed to purchase up to an aggregate of $30 million of shares (limited to a maximum of approximately 1.1 million shares, unless stockholder approval was obtained or certain minimum sale price levels were reached) of the Company's common stock over a 24-month term. The Company issued 319,776 shares of common stock under the Purchase Agreement with Aspire for gross proceeds of $1.5 million, which Purchase Agreement expired in November 2017.

Stock Options and Warrants
The following table summarizes the activity for stock options and warrants for the year ended December 31, 2017:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2016	952,790	$39.90	7.60	$—	388,062	$76.50	1.24	$—

Changes during the Year:
Granted	448,057	$11.70			—	$—
Exercised	(3,835)	$4.70			—	$—
Forfeited	(244,413)	$18.80			(1,937)	$700.00
Expired	(80,100)	$35.80			(176,307)	$103.90
Outstanding at December 31, 2017	1,072,499	$33.50	4.76	$0.1	209,818	$53.20	0.95	$—
Vested at December 31, 2017 or expected to vest in the future	1,072,107	$33.5	4.76	$0.1	209,818	$53.20	0.95	$—
Exercisable at December 31, 2017	1,063,759	$32.9	4.77	$0.1	209,818	$53.20	0.95	$—

Restricted Stock
During the years ended December 31, 2017 and 2016, the Company issued restricted stock for services as follows ($ in thousands, except share data):

	2017	2016
Number of Restricted Stock Issued	181,908	126,849
Value of Restricted Stock Issued	$627.7	$698.1

Index

The weighted average estimated fair value of restricted stock issued for services in the years ended December 31, 2017 and 2016 was $3.45 and $5.50 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally between one to four years.

Note 12 – Share-Based Compensation
Share-based Compensation
We utilize share-based compensation in the form of stock options and restricted stock.  The following table summarizes the components of share-based compensation expense for the years ended December 31, 2017 and 2016 ($ in thousands):

	Year Ended December 31,
	2017	2016
Research and development	$268.9	$262.3
General and administrative	1,694.3	1,511.5
Discontinued operations	888.9	830.6
Total share-based compensation expense	$2,852.1	$2,604.3

The approval of the 2017 Hitachi Transaction (see Note 3) by our stockholders resulted in a change in control under our equity compensation plans (as defined in the 2009 Plan and the 2015 Equity Plan, and, together with the 2009 Plan, the “Equity Compensation Plans”). Accordingly, all outstanding unvested equity awards were accelerated upon the Closing Date, resulting in an acceleration of $1.9 million of equity compensation for the years ended December 31, 2017. In addition, in connection with the 2017 Hitachi Transaction, the Company agreed to extend the post-termination option exercise period for all PCT employees transitioning to Hitachi from 90 days to the earlier of (i) two years (May 18, 2019) or (ii) the date of the employees' termination from PCT. The post-termination option exercise period modification resulted in an additional expense of $0.3 million which was recorded entirely during the three months ended June 30, 2017 and recorded in discontinued operations, since there were no future service requirements to receive the extended benefit.

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at December 31, 2017 were as follows ($ in thousands):

	Stock Options	Restricted Stock
Unrecognized compensation cost	$39.5	$97.2
Expected weighted-average period in years of compensation cost to be recognized	0.61	1.84

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the years ended December 31, 2017 and 2016 were as follows ($ in thousands):

	Stock Options
	Year Ended December 31,
	2017	2016
Total fair value of shares vested	$5,001.7	$2,359.8
Weighted average estimated fair value of shares granted	1.72	3.23

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
The range of assumptions made in calculating the fair values of stock options was as follow:

Index

	Stock Options
	Year Ended December 31,
	2017	2016
Expected term - minimum (in years)	6	5
Expected term - maximum (in years)	6	10
Expected volatility - minimum	71%	73%
Expected volatility - maximum	74%	76%
Weighted Average volatility	35%	74%
Expected dividend yield	—	—
Risk-free interest rate - minimum	1.99%	1.07%
Risk-free interest rate - maximum	2.28%	2.19%

Note 13 – Research Funding

California Institute of Regenerative Medicine Grant Award
In February 2017, the California Institute for Regenerative Medicine ("CIRM") awarded us funds of up to $12.2 million to support the T-Rex Study. The funding will be based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. We received $5.7 million in initial funding in May 2017, and a $1.9 million milestone payment in December 2017, of which the total will be amortized over the estimated award period through July 2020 as a reduction to the related research and development expenses. As of December 31, 2017, $2.4 million of the funding received is recorded in accrued liabilities, representing the amount expected to be recognized over the next 12 months, and $3.9 million of the funding received is recorded in other long-term liabilities. During the year ended December 31, 2017, the Company amortized and recognized a $1.3 million credit to research and development related to CIRM funds received.

Note 14 – Income Taxes
The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for significant tax law changes and modifications with varying effective dates, which include reducing the U.S. federal corporate income tax rate from 35% to21%, creating a territorial tax system (with a one-time mandatory repatriation tax on previously deferred foreign earnings), and allowing for immediate capital expensing of certain qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023.
In response to the enactment of the Act in late 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of an entity’s financial statements for the reporting period in which the Tax Act was enacted. Under SAB 118, a company may record provisional amounts during a measurement period for specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined, and when unable to determine a reasonable estimate for any income tax effects, report provisional amounts in the first reporting period in which a reasonable estimate can be determined. While the Company was able to make reasonable estimates of the impact of the tax effects of the Tax Act, the final impact of the Tax Act may differ from those estimates, including, but not limited to changes in our interpretations and assumptions, additional guidance that may be issued by the IRS, return to provision differences and state rate adjustments. As guidance and technical corrections are issued in the upcoming quarters, the Company will record updates to its original provisional estimates.
The Company remeasured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the remeasurement of the deferred tax balance was tax expense of $30 million which was offset by a reduction in the valuation allowance resulting in no tax expense.
The provision (benefit) for income taxes is based on loss from operations before provision for income taxes and noncontrolling interests as follows ($ in thousands):

	Years Ended December 31,
	2017	2016
United States	$(27,698)	$(31,258)
	$(27,698)	$(31,258)

Index

The provision (benefit) for income taxes was as follows ($ in thousands):

	Years Ended December 31,
	2017	2016
Current
U.S. Federal	$(9,310)	$—
State and local	(1,641)	—
	$(10,951)	$—
Deferred
U.S. Federal	$(576)	$—
State and local	—	—
	$(576)	$—
Total
U.S. Federal	$(9,886)	$—
State and local	(1,641)	—
	$(11,527)	$—

The provision (benefit) for income taxes is determined by applying the U.S. Federal statutory rate of 34% to income before income taxes as a result of the following ($ in thousands):

	Years Ended December 31,
	2017	2016
U.S. Federal benefit at statutory rate	$(9,417)	$(10,628)
State and local (benefit) / expense net of U.S. federal tax	(1,641)	2,759
Permanent non deductible expenses for U.S. taxes	107	80
AMT credit benefit	(576)	—
True-up of prior year net operating loss	—	(2,371)
Effect of change in deferred tax rate	29,809	(44)
Valuation allowance for deferred tax assets	(29,809)	10,204
Tax provision benefit	$(11,527)	$—

Deferred income taxes at December 31, 2017 and 2016 consist of the following ($ in thousands):

Index

	December 31,
	2017	2016
Deferred Tax Assets:
Accumulated net operating losses (tax effected)	$60,171	$79,131
CIRM funding	1,780	—
Deferred rent	3	314
Share-based compensation	2,656	11,562
Intangibles	270	429
Charitable contributions	11	424
Partnership interest	—	3,858
Capital loss carry-forward	—	6,988
Accumulated depreciation	22	—
Accrued payroll	682	—
AMT credit	575	—
Other	526	659
Deferred tax assets	66,696	103,365

Deferred Tax Liabilities:
Accumulated depreciation	$—	$(119)
Deferred tax liabilities	—	(119)
	66,696	103,246
Valuation allowance	(66,121)	(103,246)
Net deferred tax asset	$575	$—

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
As of December 31, 2017 and 2016, the Company had approximately $210.3 million and $232.7 million, respectively of Federal NOLs available to offset future taxable income expiring from 2030 through 2036. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s NOLs could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible.
The Company performed an analysis and determined that they have had ownership change of greater than 50% over a 3 year testing period. The last ownership change was determined to be in 2015. Based on a market capitalization of $124.5M and using an applicable federal rate of 2.5% the annual limitation would be approximately $3.0 million. Post change losses from June 3, 2015 through December 31, 2016 would not be subject to 382 limitations. Additionally the Company would be able to further increase NOL limitations by the realized built in gain on the sale of PCT in May of 2017.

The Company applies the FASB’s provisions for uncertain tax positions. The Company utilizes the two-step process to determine the amount of recognized tax benefit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties associated with certain tax positions as a component of income tax expense.

As of December 31, 2017, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

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

Note 15 – Discontinued Operations

PCT Segment

On May 18, 2017, the Company sold its remaining 80.1% membership interest in PCT to Hitachi pursuant to the 2017 Hitachi Transaction (see Note 3). The aggregate purchase price to the Company consisted of (i) $75.0 million in cash, (ii) $4.4 million, representing additional consideration based on PCT’s cash and outstanding indebtedness as of the closing date, and (iii) a potential future milestone payment of $5.0 million if PCT achieves $125 million in cumulative revenue (excluding clinical service reimbursables) for the period from January 1, 2017 through December 31, 2018. The Company has determined that the fair value of the milestone payment as of the closing date was valued at zero.
Hitachi paid the Company $5.0 million in March 2017 as an advance payment pending shareholder approval of the transaction and other closing conditions. On the Closing Date, the Company received $65.0 million, with an additional $5.0 million of the purchase consideration (the "Escrow Amount") deposited into an escrow account to cover potential indemnification claims against Caladrius. The Escrow Amount is classified as restricted cash on the balance sheet as of December 31, 2017. In June 2018, the escrow agent will disburse to the Company the Escrow Amount less (i) that portion of the Escrow Amount previously paid in satisfaction of claims for indemnification pursuant to the terms of the Purchase Agreement and (ii) that portion of the Escrow Amount that is determined, in the reasonable judgment of Hitachi, to be necessary to satisfy all unsatisfied or disputed claims for indemnification specified in any claim notice delivered to the Company. The Company also received the $4.4 million Additional Consideration payment in July 2017. The Company incurred approximately $6.9 million in transaction costs related to the 2017 Hitachi Transaction, including $4.3 million in retention payments to PCT employees, of which 50% was paid in June 2017, and the other 50% payable on the one year anniversary of the closing date.

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

Index

The operations and cash flows of the PCT Segment were eliminated from ongoing operations with the sale of the Company's PCT Interest. The operating results of the PCT Segment for the years ended December 31, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,
	2017	2016
Revenue	$16,039	$42,043
Cost of revenues	(15,321)	(35,519)
Research and development	(257)	(800)
Selling, general, and administrative	(3,251)	(7,558)
Other expense	(14)	(80)
Provision for income taxes	(10,541)	(138)
Gain on sale of segment	51,744	—
Income (loss) from discontinued operations	$38,399	$(2,052)

Note 16 – Commitments and Contingencies
Lease Commitments
We lease facilities under various operating lease agreements in Basking Ridge, NJ, Rye Brook, NY, and Irvine, CA, of which certain have escalation clauses and renewal options. We also lease equipment under certain noncancelable operating leases. Our leases expire from time to time through 2021.
A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of December 31, 2017 are as follows (in thousands):

Years ended	Operating Leases
2018	910.0
2019	901.2
2020	827.0
2021	474.4
2022 and thereafter	128.6
Total minimum lease payments	$3,241.2

Expense incurred under operating leases were approximately $1.4 million and $1.4 million for the years ended December 31, 2017 and 2016, respectively.
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
Note 17 – Subsequent Events
Common Stock Sales Agreement
On February 8, 2018, we entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC ("HCW"), as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock, having an aggregate offering price of up to $12 million. Subject to the terms and conditions of the sales agreement, HCW will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon our instructions, including any price, time or size limits specified by us. We have provided HCW with customary indemnification rights, and HCW will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold. We have no obligation to sell any of the shares, and may at any time suspend sales under the sales agreement or terminate the sales agreement. The sales agreement will terminate upon the sale of all of the shares under the sales agreement unless terminated earlier by either party as permitted under the sales agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Index

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
As of December 31, 2017, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
As of December 31, 2017, based on management’s assessment, the Company’s internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting

Index

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

Index

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management and Corporate and Governance Matters," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Conduct and Ethics" in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation,” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto under the caption[s] “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Management and Corporate Governance Matters” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are being filed as part of this Report:
(a)(1) FINANCIAL STATEMENTS:
Reference is made to the Index to Financial Statements and Financial Statement Schedule on Page 44 of this Annual Report on Form 10-K.
(a)(2) FINANCIAL STATEMENT SCHEDULE:
Reference is made to the Index to Financial Statements and Financial Statement Schedule on Page 44 of this Annual Report on Form 10-K.
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

Exhibit                        Description
3.1Amended and Restated Certificate of Incorporation of Caladrius Biosciences, Inc., as amended, effective July 27, 2016 (filed as Exhibit 3.1 to the Company’s on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016).
3.2Amended and Restated By-Laws of the Caladrius Biosciences, Inc. as amended, effective as of July 27, 2016 (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016).
3.3Amendments to Amended and Restated Bylaws of Caladrius Biosciences, Inc., effective as of September 18, 2017 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 21, 2017).
4.1Form of Trust Indenture (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3, File No. 333-206175, filed with the SEC on August 6, 2015).
4.2Form of Warrant (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2016).

+	Director Compensation Policy.
10.22015 Equity Compensation Plan (filed as Annex A to the Company’s Definitive Proxy Statement filed on Schedule 14A, filed with the SEC on June 8, 2015).

+	2017 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017).
10.4Form of Indemnification Agreement for executive officers (filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on March 2, 2015).
10.5First Amendment to Loan and Security Agreement, dated June 17, 2015, by and between the Company and Oxford Finance LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 6, 2015).
10.6Second Amendment to Loan and Security Agreement, dated September 15, 2015, by and between the Company and Oxford Finance LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015).
10.7Consent and Third Amendment to Loan and Security Agreement, dated March 11, 2016, by and between Caladrius Biosciences, Inc., and Oxford Finance LLC (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q. for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).
10.8Form of Securities Purchase Agreement, dated as of September 14, 2016, by and between Caladrius Biosciences, Inc. and the purchaser named therein (registered direct offering) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2016).
10.9Form of Securities Purchase Agreement, dated as of September 14, 2016, by and between Caladrius Biosciences, Inc. and the purchaser named therein (private placement) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2016).
10.10Form of Securities Purchase Agreement, dated as of September 14, 2016, by and between Caladrius Biosciences, Inc. and the purchaser named therein (private placement) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2016).
10.11Form of Registration Rights Agreement, dated as of September 14, 2016, by and between Caladrius Biosciences, Inc. and the investors named therein (private placement) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2016).
10.12Common Stock Purchase Agreement, dated as of November 4, 2015, by and between the Company and Aspire Capital Fund, LLC (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015).

Index

10.13Securities Purchase Agreement, dated March 10, 2016, by and among Caladrius Biosciences, Inc., TJP Opportunities Fund L.L.C., GPP Opportunities Fund L.L.C. and IEA Private Investments LTD (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q. for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).
10.14Registration Rights Agreement, dated March 10, 2016, by and among Caladrius Biosciences, Inc., TJP Opportunities Fund L.L.C., GPP Opportunities Fund L.L.C. and IEA Private Investments LTD (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q. for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).
10.15Unit Purchase Agreement, dated March 11, 2016, by and among Caladrius Biosciences, Inc., PCT, LLC, a Caladrius Company and Hitachi Chemical Co. America, LTD (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).
10.16Amended and Restated Operating Agreement of PCT, LLC, a Caladrius Company, dated March 11, 2016, by and among PCT, LLC, a Caladrius Company, Caladrius Biosciences, Inc. and Hitachi Chemical Co. America, LTD (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).
10.17Technology License Agreement, dated March 22, 2016, by and between PCT, LLC, a Caladrius Company and Hitachi Chemical Co. LTD (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q. for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).
10.18Interest Purchase Agreement, by and among Hitachi Chemical Co. America, Ltd., PCT LLC, a Caladrius Company and Caladrius Biosciences, Inc., dated as of March 16, 2017 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on March 17, 2017).
10.19 Warrant for the Purchase of Units of PCT, LLC, a Caladrius Company, effective as of March 16, 2017 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 17, 2017).
10.20Office Lease Between 110 Allen Road LLC, Landlord and Caladrius Biosciences, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2017).
10.21Lease Termination Agreement Between 106 Allen Road LLC and Caladrius Biosciences, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2017).
10.22Common Stock Sales Agreement, dated February 8, 2018, by and between Caladrius Biosciences, Inc. and H.C. Wainwright & Co., LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2018).

+
Employment Agreement, dated as of January 5, 2015 and effective on January 5, 2015, by and between the Company and David J. Mazzo, Ph.D. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 5, 2015).

+
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

+	Amendment to Employment Agreement with David J. Mazzo, effective September 18, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2017).

+
Employment Agreement, dated as of August 9, 2016, by and between Caladrius Biosciences, Inc. and Douglas W. Losordo, MD (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2016).

+	Amendment to Employment Letter with Doug Losordo, effective November 1, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2017).

+
Letter Agreement dated June 28, 2011 between the Company and Joseph Talamo (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 as filed with the SEC on August 12, 2011).

10.30 +	Offer Letter Amendment dated October 6, 2015, to Employment Agreement dated June 28, 2011 and effective October 6, 2015, by and between the Company and Joseph Talamo.

Index

+
Amendment to Letter Agreement, dated as of July 25, 2016, by and between the Company and Joseph Talamo (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016).

+
Employment Agreement, dated March 11, 2016, by and between PCT, LLC, a Caladrius Company and Robert A. Preti, PhD (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

+
Amendment to Employment Agreement, dated as of July 25, 2016, by and between the Company and Robert Preti, PhD (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016).

+
Retention and Incentive Agreement, by and between Robert A. Preti and Caladrius Biosciences, Inc., dated as of March 16, 2017 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2017).

†	Code of Ethics for Senior Financial Officers

†	Subsidiaries of Caladrius Biosciences, Inc.

†	Consent of Grant Thornton LLP

†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	† XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	XBRL Taxonomy Extension Definition Linkbase

101.LAB†	XBRL Taxonomy Extension Label Linkbase

101.PRE	† XBRL Taxonomy Extension Presentation Linkbase
_______________

+	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
†    Filed herewith.
††    Furnished herewith.

(1)	Certain portions of this exhibit were omitted based upon a request for confidential treatment, and the omitted portions were filed separately with the SEC on a confidential basis.

ITEM 16.  FORM 10-K SUMMARY
None.

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 22, 2018.

CALADRIUS BIOSCIENCES, INC.
By: /s/ David J. Mazzo, PhD Name: David J. Mazzo Title: President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David J. Mazzo David J. Mazzo, PhD	Director, and President and Chief Executive Officer (Principal Executive Officer)	March 22, 2018
/s/ Joseph Talamo Joseph Talamo	Senior Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2018
/s/ Gregory B. Brown Gregory B. Brown, MD	Chairman of the Board of Directors	March 22, 2018
/s/ Steven S. Myers Steven S. Myers	Director	March 22, 2018
/s/ Steven M. Klosk Steven M. Klosk	Director	March 22, 2018
/s/ Peter G. Traber Peter G. Traber, MD	Director	March 22, 2018