Form 10-K/A
CALADRIUS BIOSCIENCES, INC.
filed 2018-04-02
CIK 320017

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Amendment No. 1 on Form 10-K/A: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders.

EXPLANATORY NOTE

This registrant is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on March 22, 2018 (the “Original Filing”) solely (i) to amend Item 15 to correct the inadvertent omission during the EDGARization process of certain exhibit numbers and hyperlinks to exhibit documents, and (ii) to file an amended Exhibit 23.1 to correct the inadvertent omission during the EDGARization process of Grant Thornton LLP’s signature dated March 22, 2018 on its Consent of Independent Registered Public Accounting Firm consent. Except as expressly set forth above, this 10-K/A does not, and does not purport to, amend, update, or restate the information in any other item of the Original Filing. Nothing within this 10-K/A has re-stated or altered the financials contained in the Original Filing in any manner. This 10-K/A does not affect the XBRL data in the Original Filing.

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
3.1
Amended and Restated Certificate of Incorporation of Caladrius Biosciences, Inc., as amended, effective July 27, 2016 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016).

3.2
Amended and Restated By-Laws of Caladrius Biosciences, Inc. as amended, effective as of July 27, 2016 (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016).

3.3
Amendments to Amended and Restated Bylaws of Caladrius Biosciences, Inc., effective as of September 18, 2017 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 21, 2017).

4.1		Form of Trust Indenture (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3, File No. 333-206175, filed with the SEC on August 6, 2015).
4.2		Form of Warrant (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2016).
10.1	+	Director Compensation Policy (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2018).
10.2		2015 Equity Compensation Plan (filed as Annex A to the Company’s Definitive Proxy Statement filed on Schedule 14A, filed with the SEC on June 8, 2015).
10.3	+	2017 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017).
10.4
Form of Indemnification Agreement for executive officers (filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on March 2, 2015).

10.5
First Amendment to Loan and Security Agreement, dated June 17, 2015, by and between the Company and Oxford Finance LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 6, 2015).

10.6
Second Amendment to Loan and Security Agreement, dated September 15, 2015, by and between the Company and Oxford Finance LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015).

10.7
Consent and Third Amendment to Loan and Security Agreement, dated March 11, 2016, by and between Caladrius Biosciences, Inc., and Oxford Finance LLC (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

10.8
Form of Securities Purchase Agreement, dated as of September 14, 2016, by and between Caladrius Biosciences, Inc. and the purchaser named therein (registered direct offering) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2016).

10.9
Form of Securities Purchase Agreement, dated as of September 14, 2016, by and between Caladrius Biosciences, Inc. and the purchaser named therein (private placement) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2016).

10.10
Form of Securities Purchase Agreement, dated as of September 14, 2016, by and between Caladrius Biosciences, Inc. and the purchaser named therein (private placement) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2016).

10.11
Form of Registration Rights Agreement, dated as of September 14, 2016, by and between Caladrius Biosciences, Inc. and the investors named therein (private placement) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2016).

10.12
Common Stock Purchase Agreement, dated as of November 4, 2015, by and between the Company and Aspire Capital Fund, LLC (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015).

10.13
Securities Purchase Agreement, dated March 10, 2016, by and among Caladrius Biosciences, Inc., TJP Opportunities Fund L.L.C., GPP Opportunities Fund L.L.C. and IEA Private Investments LTD (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

10.14
Registration Rights Agreement, dated March 10, 2016, by and among Caladrius Biosciences, Inc., TJP Opportunities Fund L.L.C., GPP Opportunities Fund L.L.C. and IEA Private Investments LTD (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

10.15
Unit Purchase Agreement, dated March 11, 2016, by and among Caladrius Biosciences, Inc., PCT, LLC, a Caladrius Company and Hitachi Chemical Co. America, LTD (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

10.16
Amended and Restated Operating Agreement of PCT, LLC, a Caladrius Company, dated March 11, 2016, by and among PCT, LLC, a Caladrius Company, Caladrius Biosciences, Inc. and Hitachi Chemical Co. America, LTD (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

10.17
Technology License Agreement, dated March 22, 2016, by and between PCT, LLC, a Caladrius Company and Hitachi Chemical Co. LTD (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

10.18
Interest Purchase Agreement, by and among Hitachi Chemical Co. America, Ltd., PCT, LLC, a Caladrius Company and Caladrius Biosciences, Inc., dated as of March 16, 2017 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on March 17, 2017).

10.19
Warrant for the Purchase of Units of PCT, LLC, a Caladrius Company, effective as of March 16, 2017 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 17, 2017).

10.20		Office Lease Between 110 Allen Road LLC, Landlord and Caladrius Biosciences, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2017).
10.21		Lease Termination Agreement Between 106 Allen Road LLC and Caladrius Biosciences, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2017).
10.22
Common Stock Sales Agreement, dated February 8, 2018, by and between Caladrius Biosciences, Inc. and H.C.
Wainwright & Co., LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2018).

10.23	+
Employment Agreement, dated as of January 5, 2015 and effective on January 5, 2015, by and between the Company and David J. Mazzo, Ph.D. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 5, 2015).

10.24	+
Amendment, dated as of January 16, 2015, to Employment Agreement, dated as of January 5, 2015 and effective on January 5, 2015, by and between the Company and David J. Mazzo, Ph.D. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 16, 2015).

10.25	+
Amendment to Employment Agreement, dated as of July 25, 2016, by and between the Company and David J. Mazzo, PhD (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016).

10.26	+	Amendment to Employment Agreement with David J. Mazzo, effective September 18, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2017).
10.27	+
Employment Agreement, dated as of August 9, 2016, by and between Caladrius Biosciences, Inc. and Douglas W. Losordo, MD (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2016).

10.28	+	Amendment to Employment Letter with Douglas W. Losordo, effective November 1, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2017).
10.29	+
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

10.31	+
Employment Agreement, dated March 11, 2016, by and between PCT, LLC, a Caladrius Company and Robert A. Preti, PhD (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

10.32	+
Amendment to Employment Agreement, dated as of July 25, 2016, by and between the Company and Robert Preti, PhD (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016).

10.33	+
Retention and Incentive Agreement, by and between Robert A. Preti and Caladrius Biosciences, Inc., dated as of March 16, 2017 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2017).

14.1		Code of Ethics for Senior Financial Officers (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2018)
21.1		Subsidiaries of Caladrius Biosciences, Inc. (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2018)
23.1	†	Consent of Grant Thornton LLP
31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document (filed as Exhibit 101.INS to the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2018).
101.SCH		XBRL Taxonomy Extension Schema (filed as Exhibit 101.SCH to the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2018).
101.CAL		XBRL Taxonomy Extension Calculation Linkbase (filed as Exhibit 101.CAL to the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2018).
101.DEF		XBRL Taxonomy Extension Definition Linkbase (filed as Exhibit 101.DEF to the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2018).
101.LAB		XBRL Taxonomy Extension Label Linkbase (filed as Exhibit 101.LAB to the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2018).
101.PRE		XBRL Taxonomy Extension Presentation Linkbase (filed as Exhibit 101.PRE to the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2018).
_______________

+	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

†	Filed herewith.

††	Furnished herewith.

(1)	Certain portions of this exhibit were omitted based upon a request for confidential treatment, and the omitted portions were filed separately with the SEC on a confidential basis.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALADRIUS BIOSCIENCES, INC.
By: /s/ David J. Mazzo, PhD Name: David J. Mazzo Title: President and Chief Executive Officer (Principal Executive Officer) Date: April 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David J. Mazzo David J. Mazzo, PhD	Director, and President and Chief Executive Officer (Principal Executive Officer)	April 2, 2018
/s/ Joseph Talamo Joseph Talamo	Senior Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2018
/s/ Gregory B. Brown Gregory B. Brown, MD	Chairman of the Board of Directors	April 2, 2018
/s/ Steven S. Myers Steven S. Myers	Director	April 2, 2018
/s/ Steven M. Klosk Steven M. Klosk	Director	April 2, 2018
/s/ Peter G. Traber Peter G. Traber, MD	Director	April 2, 2018