Form 10-Q
period 2018-06-30
CALADRIUS BIOSCIENCES, INC.
filed 2018-08-09
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

9,725,442 Shares, $0.001 Par Value, as of August 7, 2018

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

Index

Index

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$22,725,383	$29,163,200
Restricted cash	—	5,004,789
Marketable securities	27,597,303	25,916,681
Prepaid and other current assets	1,228,898	1,312,503
Total current assets	51,551,584	61,397,173
Property and equipment, net	98,123	256,905
Other assets	442,806	1,721,604
Total assets	$52,092,513	$63,375,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$505,665	$1,343,089
Accrued liabilities	5,299,075	7,810,948
Notes payable, current	23,289	159,180
Total current liabilities	5,828,029	9,313,217
Other long-term liabilities	2,797,933	3,872,679
Total liabilities	$8,625,962	$13,185,896
Commitments and Contingencies

STOCKHOLDERS' EQUITY
Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 1 share of common stock, $0.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at June 30, 2018 and December 31, 2017, respectively	100	100
Common stock, $0.001 par value, authorized 500,000,000 shares; issued and outstanding, 9,735,361 and 9,483,911 shares at June 30, 2018 and December 31, 2017, respectively	9,735	9,484
Additional paid-in capital	435,337,922	433,044,209
Treasury stock, at cost; 11,080 shares at June 30, 2018 and December 31, 2017	(707,637)	(707,637)
Accumulated deficit	(390,869,059)	(381,810,109)
Accumulated other comprehensive loss	(31,091)	(27,978)
Total Caladrius Biosciences, Inc. stockholders' equity	43,739,970	50,508,069
Noncontrolling interests	(273,419)	(318,283)
Total stockholders' equity	43,466,551	50,189,786
Total liabilities and stockholders' equity	$52,092,513	$63,375,682
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Expenses:
Research and development	$2,122,610	$4,277,783	$4,384,850	$8,003,915
General and administrative	2,146,570	3,432,534	5,043,014	6,138,928
Total operating expenses	4,269,180	7,710,317	9,427,864	14,142,843

Operating loss	(4,269,180)	(7,710,317)	(9,427,864)	(14,142,843)

Other income (expense):
Other income (expense), net	193,654	4,828	371,192	(39,567)
Interest expense	(1,666)	(204,484)	(4,961)	(363,412)
Total other income (expense), net	191,988	(199,656)	366,231	(402,979)

Loss from continuing operations before benefit from income taxes and noncontrolling interests	(4,077,192)	(7,909,973)	(9,061,633)	(14,545,822)
Benefit from income taxes	—	(5,887,543)	—	(5,887,543)
Net loss from continuing operations	(4,077,192)	(2,022,430)	(9,061,633)	(8,658,279)
Discontinued operations - net of taxes	—	40,487,438	—	37,329,963
Net (loss) income	$(4,077,192)	$38,465,008	$(9,061,633)	$28,671,684

Less - net loss from continuing operations attributable to noncontrolling interests	(821)	(54,676)	(2,683)	(119,342)
Less - net loss from discontinued operations attributable to noncontrolling interests	—	(199,325)	—	(568,156)
Net (loss) income attributable to Caladrius Biosciences, Inc. common stockholders	$(4,076,371)	$38,719,009	$(9,058,950)	$29,359,182

Amounts attributable to Caladrius Biosciences, Inc. common stockholders:
Loss from continuing operations	(4,076,371)	(1,967,754)	(9,058,950)	(8,538,937)
Discontinued operations - net of taxes	—	40,686,763	—	37,898,119
Net (loss) income attributable to Caladrius Biosciences, Inc. common stockholders	$(4,076,371)	$38,719,009	$(9,058,950)	$29,359,182

Basic and diluted (loss) income per share
Continuing operations	$(0.42)	$(0.22)	$(0.95)	$(0.99)
Discontinued operations	$—	$4.56	$—	$4.38
Caladrius Biosciences, Inc. common stockholders	$(0.42)	$4.34	$(0.95)	$3.39

Weighted average common shares outstanding:
Basic and diluted shares	9,591,958	8,926,783	9,577,195	8,657,334

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(4,077,192)	$38,465,008	$(9,061,633)	$28,671,684

Other comprehensive income (loss):
Available for sale securities - net unrealized income (loss)	27,633	(57,860)	(3,113)	(57,860)
Total other comprehensive income (loss)	27,633	(57,860)	(3,113)	(57,860)

Comprehensive (loss) income	(4,049,559)	38,407,148	(9,064,746)	28,613,824

Comprehensive loss attributable to noncontrolling interests	(821)	(254,001)	(2,683)	(687,498)

Comprehensive (loss) income attributable to Caladrius Biosciences, Inc. common stockholders	$(4,048,738)	$38,661,149	$(9,062,063)	$29,301,322

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	10,000	$100	8,205,790	$8,206	$410,372,049	$—	$(404,788,809)	$(707,637)	$4,883,909	$(817,429)	$4,066,480
Net income	—	—	—	—	—	—	29,359,182	—	29,359,182	(687,498)	28,671,684
Unrealized loss on marketable securities	—	—	—	—	—	(57,860)	—	—	(57,860)	—	(57,860)
Share-based compensation	—	—	54,545	55	2,350,597	—	—	—	2,350,652	—	2,350,652
Net proceeds from issuance of common stock	—	—	648,432	648	3,277,984	—	—	—	3,278,632	—	3,278,632
Proceeds from option exercises	—	—	3,835	4	13,572	—	—	—	13,576	—	13,576
Elimination of equity associated with PCT sale	—	—	—	—	—	—	—	—	—	(3,686,526)	(3,686,526)
Conversion of redeemable securities	—	—	—	—	14,733,908	—	—	—	14,733,908	4,666,092	19,400,000
Change in ownership in subsidiary	—	—	—	—	(141,180)	—	—	—	(141,180)	141,180	—
Balance at June 30, 2017	10,000	$100	8,912,602	$8,913	$430,606,930	$(57,860)	$(375,429,627)	$(707,637)	$54,420,819	$(384,181)	$54,036,638

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	10,000	$100	9,483,911	$9,484	$433,044,209	$(27,978)	$(381,810,109)	$(707,637)	$50,508,069	$(318,283)	$50,189,786
Net loss	—	—	—	—	—	—	(9,058,950)	—	(9,058,950)	(2,683)	(9,061,633)
Unrealized loss on marketable securities	—	—	—	—	—	(3,113)	—	—	(3,113)	—	(3,113)
Share-based compensation	—	—	126,759	127	1,711,937	—	—	—	1,712,064	—	1,712,064
Net proceeds from issuance of common stock	—	—	50,070	49	287,505	—	—	—	287,554	—	287,554
Proceeds from option exercises	—	—	74,621	75	341,818	—	—	—	341,893	—	341,893
Change in ownership in subsidiary	—	—	—	—	(47,547)	—	—	—	(47,547)	47,547	—
Balance at June 30, 2018	10,000	$100	9,735,361	$9,735	$435,337,922	$(31,091)	$(390,869,059)	$(707,637)	$43,739,970	$(273,419)	$43,466,551

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(9,061,633)	$28,671,684
Income from discontinued operations	—	(37,329,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,114,596	1,819,382
Depreciation and amortization	169,434	193,845
(Gain) loss on disposal of assets	(1,378,763)	175,793
Accretion on marketable securities	155,292	39,175
Changes in operating assets and liabilities:
Prepaid and other current assets	83,605	422,656
Other assets	157,561	179,763
Due to/from PCT	—	(1,231,258)
Accounts payable, accrued liabilities and other liabilities	(4,424,043)	(2,879,408)
Net cash used in operating activities - continuing operations	(12,183,951)	(9,938,331)
Net cash used in operating activities - discontinued operations	—	(638,069)
Net cash used in operating activities	(12,183,951)	(10,576,400)
Cash flows from investing activities:
Purchase of marketable securities	(38,321,027)	(36,421,971)
Sale of marketable securities	36,482,000	—
Proceeds from CFC device sale	2,500,000	—
Net proceeds from PCT sale	—	70,264,395
Net cash sold in PCT sale	—	(6,727,263)
Acquisition of property and equipment	(10,652)	(97,052)
Net cash provided by investing activities - continuing operations	650,321	27,018,109
Net cash used in investing activities - discontinued operations	—	(188,794)
Net cash provided by investing activities	650,321	26,829,315
Cash flows from financing activities:
Proceeds from exercise of options	341,893	13,576
Tax withholding payments on net share settlement equity awards	(402,532)	(357,665)
Net proceeds from issuance of common stock	287,554	3,278,632
Repayment of long-term debt	—	(5,651,354)
Proceeds from notes payable	—	400,998
Repayment of notes payable	(135,891)	(522,313)
Net cash provided by (used in) financing activities - continuing operations	91,024	(2,838,126)
Net cash used in financing activities - discontinued operations	—	(74,231)
Net cash provided by (used in) financing activities	91,024	(2,912,357)
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,442,606)	13,340,558
Cash, cash equivalents and restricted cash at beginning of period - continuing operations	34,167,989	7,076,651
Cash and cash equivalents at beginning of period - discontinued operations	—	7,628,357
Cash, cash equivalents and restricted cash at end of period	$22,725,383	$28,045,566

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,961	$697,544
Taxes	$—	$—
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

Ischemic Repair (CD34 Cell Technology)
Our CD34 cell technology has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34 cells, we seek to promote the development and formation of new blood vessels and thereby increase blood flow to the impacted area. We believe that a number of conditions caused by underlying ischemic injury can be improved through our CD34 cell technology, including critical limb ischemia ("CLI"), coronary microvascular dysfunction ("CMD") and refractory angina ("RfA"). Published reports in Circulation Cardiovascular Interventions, Atherosclerosis, Stem Cells and Circulation Journal, provide preliminary evidence that CD34 cell therapy is safe and can exert significant therapeutic effects in patients with CLI, a condition in which blood flow to the legs is severely impaired, causing pain and non-healing ulcers and, ultimately, potentially resulting in the need for amputation. Our Clinical Trial Notification for a pivotal Phase 2 trial investigating our product candidate in CLI, CLBS12, was submitted to the Japanese Pharmaceutical and Medical Device Agency ("PMDA") and was cleared to proceed. The protocol design was agreed to with PMDA, the study was opened for enrollment in December 2017 and treatment of the first patient was announced in March 2018. Based on our discussions with the PMDA, we expect that a successful outcome of this trial will qualify CLBS12 for consideration of early conditional approval in Japan, thereby effectively making our phase 2 trial a registration trial. In addition, Japan’s Ministry of Health, Labour and Welfare (“MHLW”) recently assigned CLBS12 “SAKIGAKE” designation (a Japanese regulatory status similar to "breakthrough" designation awarded by the U.S. Food and Drug Administration ("FDA") in the USA) reflecting its expectation of “prominent effectiveness” based on data of mechanism of action from non-clinical and early phase clinical trials. The SAKIGAKE Designation System promotes research and development in Japan, driving early practical application for innovative pharmaceutical products, medical devices and regenerative medicines. As a designated therapy under the system, CLBS12 should have the benefits of prioritized consultation, a dedicated review system to support the development and review process, as well as reduced review time from the normal 12 months down to 6 months. In anticipation of a successful trial outcome and the possibility of conditional approval, we continue to seek a local partner for CLBS12 in Japan. We also have acquired the rights to data and regulatory filings for a CD34-based cell therapy program for refractory angina, which had advanced to phase 3 under the previous investigational new drug application (“IND”) holder. We have designated this program CLBS14-RfA and recently reactivated the IND with the FDA. On June 19, 2018, the Company announced that it had received regenerative medicine advanced therapy (“RMAT”) designation from the FDA for CLBS14-RfA for the treatment of refractory angina. This designation affords the Company an opportunity to work with the FDA to more rapidly and efficiently advance the development of this therapeutic candidate in an indication that has no effective treatment options and high morbidity. Furthermore, we submitted grant applications in an effort to seek non-dilutive financing to investigate the CD34 technology for additional clinical indications in the United States. In October 2017 we announced the award of a $1.9 million grant from the National Institutes of Health to support a clinical study of CD34 cells in patients with coronary microvascular dysfunction. The first patient has been enrolled in this study of CLBS14-CMD.

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

Index

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
In February 2017, the California Institute for Regenerative Medicine ("CIRM") awarded us funds of up to $12.2 million to support the T-Rex Study. The funding is based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. In March 2018, CIRM calculated the precise amount of the funding award as $8.6 million, based on the actual number of subjects enrolled in California. We have received total funding of $7.9 million through June 30, 2018.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30,

Index

2018, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2017 and 2016 included in our 2017 Form 10-K. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our 2017 Form 10-K. There were no changes to these policies during the three and six months ended June 30, 2018.

Concentration of Risks
We are subject to credit risk from our portfolio of cash, cash equivalents and marketable securities. Under our investment policy, we limit amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. Cash is held at major banks in the United States. Therefore, the Company is not exposed to any significant concentrations of credit risk from these financial instruments. The goals of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk, liquidity of investments sufficient to meet cash flow requirements, and a competitive after-tax rate of return.

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

Index

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

In June 2018 the FASB issued ASU No. 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting", which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the

Index

acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company's adoption date of ASC 606. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

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
Hitachi paid the Company $5.0 million in March 2017 as an advance payment pending shareholder approval of the transaction and other closing conditions. On the closing date, the Company received $65.0 million, with an additional $5.0 million of the purchase consideration (the "Escrow Amount") deposited into an escrow account to cover potential indemnification claims against Caladrius. The Escrow Amount was classified as restricted cash on the consolidated balance sheets as of December 31, 2017. In June 2018, the escrow agent disbursed to the Company the Escrow Amount in full. The Company also received the $4.4 million additional consideration payment in July 2017. The Company incurred approximately $6.9 million in transaction costs related to the 2017 Hitachi Transaction, including $4.3 million in retention payments to PCT employees, of which 50% was paid in June 2017, and the other 50% was paid in May 2018 on the one-year anniversary of the closing date.

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

•
As an incentive to remain employed with PCT and to use commercially reasonable efforts to cause PCT to maximize its overall performance and in particular to achieve the Milestone (but not contingent upon achieving the Milestone), Dr. Preti receive a lump-sum cash retention and incentive payment equal to $1.9 million for the period from the closing date of the 2017 Hitachi Transaction until the date one year after the date of the closing (the “Anniversary Date”), subject to Dr. Preti’s continued employment with PCT through the Anniversary Date (the “Second Retention Payment”). In May 2018, the Second Retention Payment was paid to Dr. Preti.

•	Dr. Preti is entitled to 5% of the Milestone if it is successfully earned.

Note 4 – Available-for-Sale-Securities

Index

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	June 30, 2018				December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$34,276	$—	$(31)	$34,245	$42,701	$—	$(28)	$42,673
Money market funds	5,730	—	—	5,730	9,212	—	—	9,212
Total	$40,006	$—	$(31)	$39,975	$51,913	$—	$(28)	$51,885

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale debt securities on our Consolidated Balance Sheets (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$12,378	$25,968
Marketable securities	27,597	25,917
Total	$39,975	$51,885

The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	June 30, 2018
	Amortized Cost	Estimated Fair Value
Less than one year	$40,006	$39,975
Greater than one year	—	—
Total	$40,006	$39,975

Note 5 – Loss Per Share

For the three and six months ended June 30, 2018 and 2017, the Company incurred net losses from continuing operations and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive. At June 30, 2018 and 2017, the Company excluded the following potentially dilutive securities:

	June 30,
	2018	2017
Stock Options	1,073,216	1,119,580
Warrants	48,654	285,462
Restricted Stock Units	45,248	10,260

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis as of June 30, 2018, and December 31, 2017 (in thousands).

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$27,597	$—	$27,597	$—	$25,917	$—	$25,917
	$—	$27,597	$—	$27,597	$—	$25,917	$—	$25,917

Note 7 – Accrued Liabilities

Accrued liabilities as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018	December 31, 2017
Salaries, employee benefits and related taxes	$1,415	$1,389
Retention payments	—	2,233
CIRM upfront funding - current	2,583	2,446
Other	1,301	1,743
Total	$5,299	$7,811

Note 8 – Debt

Notes Payable

The Company's notes payable relate to certain equipment financings, require monthly payments, and mature within one year.

Note 9 – Stockholders' Equity

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

Aspire Purchase Agreement

In November 2015, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provided that, subject to certain terms and conditions and Nasdaq rules, Aspire Capital was committed to purchase up to an aggregate of $30 million of shares (limited to a maximum of approximately 1.1 million shares, unless stockholder approval was obtained or certain minimum sale price levels were reached) of the Company's common stock over a 24-month term. The Company issued 319,776 shares under the Purchase Agreement for gross proceeds of $1.5 million, which Purchase Agreement expired in November 2017.

Index

Common Stock Sales Agreement
In February 2018, the Company entered into a common stock sales agreement (the "Sales Agreement") with H.C. Wainwright & Co., LLC ("HCW"), as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $12 million (limited to a maximum of approximately 2,790,697 shares). Subject to the terms and conditions of the Sales Agreement, HCW will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon the Company's instructions, including any price, time or size limits specified by the Company. The Company has provided HCW with customary indemnification rights, and HCW will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold. In addition, pursuant to the terms of the Sales Agreement, the Company agreed to reimburse HCW $50,000 for legal fees incurred in connection with entering into the Sales Agreement, plus up to $2,500 per calendar quarter in fees for other filing requirements arising from the transactions contemplated by the Sales Agreement. Sales of the shares, if any, under the sales agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the shares, and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement. The Sales Agreement will terminate upon the sale of all of the shares under the Sales Agreement unless terminated earlier by either party as permitted under the Sales Agreement. During the six months ended June 30, 2018, the Company issued 34,215 shares of common stock under the Sales Agreement for net proceeds of $0.2 million.
In August 2018, the Company entered into an amendment to the Sales Agreement to reflect that the shares will be issued pursuant to a Registration Statement on Form S-3 that was declared effective in August 2018 and that replaced the Company’s previously effective shelf registration statement. In connection with the amendment, the number of shares of common stock that may be sold pursuant to the Sales Agreement was increased from an aggregate offering amount of $12,000,000 to $25,000,000 (see Note 15).

Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the six months ended June 30, 2018:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2017	1,072,499	$33.50	4.76	$0.1	209,818	$53.20	0.95	$—

Changes during the period:
Granted	144,310	3.80			—	—
Exercised	(74,622)	4.60			—	—
Forfeited	(3,030)	3.80			—	—
Expired	(65,941)	24.50			(161,164)	50.30
Outstanding at June 30, 2018	1,073,216	$31.50	5.42	$1,237.5	48,654	$59.84	2.95	$17.4
Vested at June 30, 2018 or expected to vest in the future	1,061,160	$31.80	5.37	$1,205.7	48,654	$59.84	2.95	$17.4
Vested at June 30, 2018	963,497	$34.60	4.95	$950.5	48,654	$59.84	2.95	$17.4

Restricted Stock

During the six months ended June 30, 2018 and 2017, the Company issued restricted stock for services as follows ($ in thousands):

Index

	Six Months Ended June 30,
	2018	2017
Number of restricted stock issued	127,688	132,726
Value of restricted stock issued	$351	$470

Note 10 – Share-Based Compensation

Share-Based Compensation

We utilize share-based compensation in the form of stock options, restricted stock, and restricted stock units.  The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$341	$162	$381	$208
General and administrative	1,627	1,262	1,734	1,611
Discontinued operations	—	751	—	889
Total share-based compensation expense	$1,968	$2,175	$2,115	$2,708

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

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at June 30, 2018 were as follows (in thousands):

	Stock Options	Restricted Stock
Unrecognized compensation cost	$259	$—
Expected weighted-average period in years of compensation cost to be recognized	2.19	0.00

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Stock Options
	Six Months Ended June 30,
	2018	2017
Total fair value of shares vested	$85	$5,002
Weighted average estimated fair value of shares granted	$2.41	$1.72

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
The Company received $5.7 million in initial funding in May 2017, a $1.9 million milestone payment in December 2017, and $0.3 million progress payment in March 2018, of which the total will be amortized over the estimated award period through July 2020 as a reduction to the related research and development expenses. As of June 30, 2018, $2.6 million of the funding received is recorded in accrued liabilities, representing the amount expected to be recognized over the next 12 months, and $2.8 million of the funding received is recorded in other long-term liabilities. During the three and six months ended June 30, 2018, the Company amortized and recognized $0.6 million and $1.3 million in credits, respectively to research and development related to CIRM funds received. During the three and six months ended June 30, 2017, the Company amortized and recognized $0.3 million and $0.3 million in credits, respectively to research and development related to CIRM funds received.

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

As of June 30, 2018, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

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

Index

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
Hitachi paid the Company $5.0 million in March 2017 as an advance payment pending shareholder approval of the transaction and other closing conditions. On the closing date, the Company received $65.0 million, with an additional $5.0 million of the purchase consideration (the "Escrow Amount") deposited into an escrow account to cover potential indemnification claims against Caladrius. In June 2018, the escrow agent disbursed to the Company the Escrow Amount in full. The Company also received the $4.4 million additional consideration payment in July 2017. The Company incurred approximately $6.9 million in transaction costs related to the 2017 Hitachi Transaction, including $4.3 million in retention payments to PCT employees, of which 50% was paid in June 2017, and the other 50% was paid in May 2018 on the one-year anniversary of the closing date.

The Company recognized the following gain on the date of sale of its 80.1% interest in PCT (in thousands):

Fair value of consideration received	$79,425
Transaction and retention costs	(6,919)
Carrying value of segment non-controlling interest	3,687
$76,193
Less carrying amount of assets and liabilities sold:
Cash	$6,727
Accounts receivable	3,702
Deferred costs	4,685
Prepaid expenses and other current assets	743
Property, plant and equipment, net	14,900
Goodwill	7,013
Intangibles, net	2,090
Other assets	215
Accounts payable	(2,278)
Accrued liabilities	(2,927)
Due from Caladrius	450
Unearned revenues	(10,529)
Notes payable	(342)
$24,449

Gain on sale of PCT Segment	$51,744

The operations and cash flows of the PCT Segment were eliminated from ongoing operations with the sale of the Company's PCT Interest. The operating results of the PCT Segment for the three and six months ended June 30, 2017 were as follows (in thousands):

Index

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenue	$5,729	$16,039
Cost of revenues	(5,268)	(15,321)
Research and development	(143)	(257)
Selling, general, and administrative	(8)	(3,251)
Other expense	(8)	(16)
Provision for income taxes	(11,559)	(11,608)
Gain on sale of PCT Segment	51,744	51,744
Income from discontinued operations	$40,487	$37,330

Note 14 – Commitments and Contingencies

Lease Commitments

We lease facilities under various operating lease agreements in Basking Ridge, NJ, Rye Brook, NY, and Irvine, CA, of which certain have escalation clauses and renewal options. We also lease equipment under certain noncancelable operating leases. Our leases expire from time to time through 2021.
A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of June 30, 2018 are as follows (in thousands):

Years ended	Operating Leases
2018	$448
2019	906
2020	829
2021	476
2022 and thereafter	130
Total minimum lease payments	$2,789

Expense incurred under operating leases was approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2018, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2017.

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

Note 15 – Subsequent Events

Amendment to the Common Stock Sales Agreement
In August 2018, we entered into a First Amendment (the "Amendment") to the Sales Agreement, dated February 8, 2018 HCW, in connection with an “at the market offering” under which we may, from time to time, offer and sell shares of our common stock. Under the Amendment, we increased the aggregate offering price from $12,000,000 to $25,000,000. Shares sold under the Sales Agreement will be offered and sold pursuant to the Company’s Registration Statement on Form S-3, which was initially filed on July 24, 2018 and which was declared effective by the Securities and Exchange Commission on August 2, 2018 (Registration No. 333-226319). All other provisions of the Sales Agreement remain unchanged.

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

Ischemic Repair (CD34 Cell Technology)
Our CD34 cell technology has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34 cells, we seek to promote the development and formation of new blood vessels and thereby increase blood flow to the impacted area. We believe that a number of conditions caused by underlying ischemic injury can be improved through our CD34 cell technology, including critical limb ischemia ("CLI"), coronary microvascular dysfunction ("CMD") and refractory angina ("RfA"). Published reports in Circulation Cardiovascular Interventions, Atherosclerosis, Stem Cells and Circulation Journal, provide preliminary evidence that CD34 cell therapy is safe and can exert significant therapeutic effects in patients with CLI, a condition in which blood flow to the legs is severely impaired, causing pain and non-healing ulcers and, ultimately, potentially resulting in the need for amputation. Our Clinical Trial Notification for a pivotal Phase 2 trial investigating our product candidate in CLI, CLBS12, was submitted to the Japanese Pharmaceutical and Medical Device Agency ("PMDA") and was cleared to proceed. The protocol design was agreed to with PMDA, the study was opened for enrollment in December 2017 and treatment of the first patient was announced in March 2018. Based on our discussions with the PMDA, we expect that a successful outcome of this trial will qualify CLBS12 for consideration of early conditional approval in Japan, thereby effectively making our phase 2 trial a registration trial. In addition, Japan’s Ministry of Health, Labour and Welfare (“MHLW”) recently assigned CLBS12 “SAKIGAKE” designation (a Japanese regulatory status similar to "breakthrough" designation awarded by the U.S. Food and Drug Administration ("FDA") in the USA) reflecting its expectation of “prominent effectiveness” based on data of mechanism of action from non-clinical and early phase clinical trials. The SAKIGAKE Designation System promotes research and development in Japan, driving early practical application for innovative pharmaceutical products, medical devices and regenerative medicines. As a designated therapy under the system, CLBS12 should have the benefits of prioritized consultation, a dedicated review system to support the development and review process, as well as reduced review time from the normal 12 months down to 6 months. In anticipation of a successful trial outcome and the possibility of conditional approval, we continue to seek a local partner for CLBS12 in Japan. We also have acquired the rights to data and regulatory filings for a CD34-based cell therapy program for refractory angina, which had advanced to phase 3 under the previous investigational new drug application (“IND”) holder. We have designated this program CLBS14-RfA and recently reactivated the IND with the FDA. On June 19, 2018, the Company announced that it had received regenerative medicine advanced therapy (“RMAT”) designation from the FDA for CLBS14-RfA for the treatment of refractory angina. This designation affords the Company an opportunity to work with the FDA to more rapidly and efficiently advance the development of this therapeutic candidate for an indication that has no effective treatment options and high morbidity. Furthermore, we submitted grant applications in an effort to seek non-dilutive financing to investigate the CD34 technology for additional clinical indications in the United States. In October 2017 we announced the award of a $1.9 million grant from the National Institutes of Health to support a clinical study of CD34 cells in patients with coronary microvascular dysfunction. The first patient has been enrolled in this study of CLBS14-CMD.

Immunomodulation (Treg Technology)

Index

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

In February 2017, the California Institute for Regenerative Medicine ("CIRM") awarded us funds of up to $12.2 million to support the T-Rex Study. The funding is based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. In March 2018, CIRM calculated the precise amount of the funding award as $8.6 million, based on the actual number of subjects enrolled in California. We have received total funding of $7.9 million through June 30, 2018.

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

Results of Operations

Index

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

Net losses from continuing operations were $4.1 million and $9.1 million for the three and six months ended June 30, 2018, compared to net losses from continuing operations of $2.0 million and $8.7 million for the three and six months ended June 30, 2017.

On May 18, 2017, the Company sold its remaining 80.1% membership interest in PCT to Hitachi, and as a result, all operations of the PCT Segment, including the gain on sale of $51.7 million, was reported as discontinued operations. For the three and six months ended June 30, 2017, income from discontinued operations were $40.5 million, and $37.3 million, respectively.

Overall, net losses were $4.1 million and $9.1 million for the three and six months ended June 30, 2018, compared to net income of $38.5 million and $28.7 million for the three and six months ended June 30, 2017.

Operating Expenses

 For the three months ended June 30, 2018, operating expenses totaled $4.3 million compared to $7.7 million for the three months ended June 30, 2017, representing a decrease of $3.4 million, or 45%. Operating expenses were comprised of the following:

•
Research and development expenses were approximately $2.1 million for the three months ended June 30, 2018, compared to $4.3 million for the three months ended June 30, 2017, representing a decrease of approximately $2.2 million, or 50%.

◦
Immune Modulation - Immune modulation expenses, primarily related to expenses associated with our Phase 2 study of CLBS03 in T1D, were $0.1 million for the three months ended June 30, 2018, compared to $3.9 million for the three months ended June 30, 2017. In December 2017, we completed enrollment in the Phase 2 study, along with all manufacturing-related costs. Our 2018 expenses reflect significantly lower expenses as we transition our activities into the follow-up phase of the Phase 2 study.

◦
Ischemic Repair - Ischemic repair expenses were $2.0 million for the three months ended June 30, 2018, compared to $0.2 million for the three months ended June 30, 2017. The increase is primarily related to (i) expenses associated with our Phase 2 study of CLBS12 in critical limb ischemia development program in Japan, and (ii) the initiation of our Phase 1 study for CLBS14-CMD in coronary microvascular dysfunction.

•
General and administrative expenses were approximately $2.1 million for the three months ended June 30, 2018, compared to $3.4 million for the three months ended June 30, 2017, representing a decrease of approximately $1.3 million, or 37%. The decrease was due to the sale of our CFC device in the second quarter of 2018, resulting in a gain on sale of $1.4 million. Excluding the gain on sale of the CFC device, overall G&A expenses were slightly higher compared with the prior year period.

 For the six months ended June 30, 2018, operating expenses totaled $9.4 million compared to $14.1 million for the six months ended June 30, 2017, representing a decrease of $4.7 million, or 33%. Operating expenses were comprised of the following:

•
Research and development expenses were approximately $4.4 million for the six months ended June 30, 2018, compared to $8.0 million for the six months ended June 30, 2017, representing a decrease of approximately $3.6 million, or 45%.

◦
Immune Modulation - Immune modulation expenses, primarily related to expenses associated with our Phase 2 study of CLBS03 in T1D, were $0.3 million for the six months ended June 30, 2018, compared to $8.0 million for the six months ended June 30, 2017. In December 2017, we completed enrollment in the Phase 2 study, along with all manufacturing-related costs. Our 2018 expenses reflect significantly lower expenses as we transition our activities into the follow-up phase of the Phase 2 study.

◦
Ischemic Repair - Ischemic repair expenses were $4.1 million for the six months ended June 30, 2018, compared to $0.3 million for the six months ended June 30, 2017. The increase is primarily related to (i) expenses associated with our Phase 2 study of CLBS12 in critical limb ischemia development program in Japan, and (ii) the initiation of our Phase 1 study for CLBS14-CMD in coronary microvascular dysfunction.

•
General and administrative expenses were approximately $5.0 million for the six months ended June 30, 2018, compared to $6.1 million for the six months ended June 30, 2017, representing a decrease of approximately $1.1 million, or 18%. The decrease was due to the sale of our CFC device in the second quarter of 2018, resulting in a gain on sale of $1.4

Index

million. Excluding the gain on sale of the CFC device, overall G&A expenses were higher compared with the prior year period due to general corporate-related activities.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Other Income (Expense)

Total other income (expense) is primarily comprised of investment income on cash and marketable securities, offset by interest expense on notes and loans payables. Total other income, net for the three and six months ended June 30, 2018 was $0.2 million and 0.4 million, respectively, reflecting higher investment income generated on cash received from the PCT sale, along with lower interest expense resulting from the concurrent repayment of all outstanding debt to Oxford Finance LLC in May 2017. Total other expense, net for the three and six months ended June 30, 2017 was $0.2 million and $0.4 million, respectively, reflecting higher interest expense on the loan from Oxford Finance LLC, which was paid in full in May 2017.

Benefit from Income Taxes

The benefit from income taxes was $5.9 million and $5.9 million for the three and six months ended June 30, 2017, respectively. The Company reported both continuing and discontinued operations in 2017. ASC 740-20-45-7 addresses the income tax accounting treatment when there is a loss from continuing operations and income from discontinuing operations, whereby the Company considered the gain from discontinued operations for purposes of allocating a tax benefit to the current year loss from continuing operations. There are three acceptable methods on how a company can record its tax provision in interim periods. The Company adopted a method in which the income from discontinued operations was recognized as a discrete item in the period in which it occurred and applied the concepts of the annual effective tax rate (AETR) during each period in computing the income tax provision from continuing operations. This method resulted in tax expense for discontinued operations and an income tax benefit for the loss generated from continuing operations. The Company forecasted losses from continuing operations for the remainder of 2017 against which an income tax benefit was recorded.

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

Pursuant to the terms of the Purchase Agreement, Hitachi paid us $5.0 million in March 2017, as an advance payment pending shareholder approval of the transaction and other closing conditions included in the Purchase Agreement. On the closing date, we received $65.0 million, with an additional $5.0 million of the purchase consideration (the "Escrow Amount") deposited into an escrow account to cover potential indemnification claims against us. In June 2018, the escrow agent disbursed to the Company the Escrow Amount in full. We also received the additional $4.4 million cash adjustment payment in July 2017. We incurred approximately $6.9 million in transaction costs related to the sale, including $4.3 million in retention payments to PCT employees, of which 50% was paid in June 2017, and the other 50% was paid in May 2018 on the one-year anniversary of the closing date.

We recognized the following gain on the date of sale of our 80.1% interest in PCT (in thousands):

Index

Fair value of consideration received	$79,425
Transaction and retention costs	(6,919)
Carrying value of segment non-controlling interest	3,687
$76,193
Less carrying amount of assets and liabilities sold:
Cash	$6,727
Accounts receivable	3,702
Deferred costs	4,685
Prepaid expenses and other current assets	743
Property, plant and equipment, net	14,900
Goodwill	7,013
Intangibles, net	2,090
Other assets	215
Accounts payable	(2,278)
Accrued liabilities	(2,927)
Due from Caladrius	450
Unearned revenues	(10,529)
Notes payable	(342)
$24,449

Gain on sale of PCT Segment	$51,744

The operations and cash flows of the PCT segment were eliminated from ongoing operations with the sale of our PCT interest. The operating results of the PCT segment for the three and six months ended June 30, 2017 were as follows (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenue	$5,729	$16,039
Cost of revenues	(5,268)	(15,321)
Research and development	(143)	(257)
Selling, general, and administrative	(8)	(3,251)
Other expense	(8)	(16)
Provision for income taxes	(11,559)	(11,608)
Gain on sale of PCT Segment	51,744	51,744
Loss from discontinued operations	$40,487	$37,330

Index

Analysis of Liquidity and Capital Resources

At June 30, 2018, we had cash, cash equivalents, and marketable securities of approximately $50.3 million, working capital of approximately $45.7 million, and stockholders’ equity of approximately $43.7 million.

During the six months ended June 30, 2018, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities - continuing operations	$(12,184)	$(9,938)
Net cash provided by investing activities - continuing operations	650	27,018
Net cash provided by (used in) financing activities - continuing operations	91	(2,838)

Operating Activities - Continuing Operations

Our cash used in operating activities from continuing operations during the six months ended June 30, 2018 was $12.2 million, which is comprised of (i) our net loss from continuing operations of $9.1 million, adjusted for non-cash expenses totaling $1.1 million (which includes adjustments for equity-based compensation, depreciation and amortization, gain on disposal of assets, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities using approximately $4.2 million.

Our cash used in operating activities from continuing operations during the six months ended June 30, 2017 was $9.9 million, which is comprised of (i) our net loss from continuing operations of $8.7 million, adjusted for non-cash expenses totaling $2.2 million (which includes adjustments for equity-based compensation, depreciation and amortization, and loss on disposal of assets), and (ii) changes in operating assets and liabilities providing approximately $3.5 million.

 Investing Activities - Continuing Operations

Our cash provided by investing activities during the six months ended June 30, 2018 totaled $0.7 million, and was primarily due to $2.5 million in proceeds from the sale of our CFC device, and partially offset by net purchases of net investments in marketable securities.

Our cash provided by investing activities in the six months ended June 30, 2017 totaled approximately $27.0 million. On May 18, 2017, Hitachi paid us $70.3 million in connection with the sale of our 80.1% ownership interest in PCT to Hitachi, less $6.7 million of cash held by our PCT subsidiary on the date of the acquisition. We also invested $36.4 million in marketable securities, and spent approximately $0.1 million for property and equipment.

Financing Activities - Continuing Operations

Our cash used in financing activities during the six months ended June 30, 2018 consisted of the following:

•	We raised net proceeds of approximately $0.2 million through the issuance of 34,215 shares of our common stock under the provisions of our Common Stock Sales Agreement with H.C. Wainwright.

•	We raised $0.3 million option exercise proceeds.

•	We paid $0.1 million for obligations under equipment finance leases.

•	We made tax withholding-related payments on net share settlement equity awards to employees of $0.4 million.
Our cash provided by financing activities during the six months ended June 30, 2017 consisted of the following:

•	We received $5.0 million from Hitachi as an advance payment in connection with the sale of our remaining 80.1% membership interest in PCT.

Index

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
In February 2018, we entered into a common stock sales agreement (the "Sales Agreement") with H.C. Wainwright & Co., LLC ("HCW"), as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock, having an aggregate offering price of up to $12 million. Subject to the terms and conditions of the Sales Agreement, HCW will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon our instructions, including any price, time or size limits specified by us. We have provided HCW with customary indemnification rights, and HCW will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold. In addition, pursuant to the terms of the Sales Agreement, we agreed to reimburse HCW $50,000 for legal fees incurred in connection with entering into the Sales Agreement, plus up to $2,500 per calendar quarter in fees for other filing requirements arising from the transactions contemplated by the Sales Agreement. Sales of the shares, if any, under the sales agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of the shares, and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement. The Sales Agreement will terminate upon the sale of all of the shares under the Sales Agreement unless terminated earlier by either party as permitted under the Sales Agreement. As of June 30, 2018, we issued 34,215 shares of common stock under the Sales Agreement for net proceeds of $0.2 million. In August 2018, we entered into an amendment to the Sales Agreement to reflect that the shares will be issued pursuant to a Registration Statement on Form S-3 that was declared effective in August 2018 and that replaced our previously effective shelf registration statement. In connection with the amendment, the number of shares of common stock that may be sold pursuant to the Sales Agreement was increased from an aggregate offering amount of $12,000,000 to $25,000,000.
In February 2017, the California Institute for Regenerative Medicine ("CIRM") awarded us funds of up to $12.2 million to support the T-Rex Study. The funding was based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. In March 2018, CIRM calculated the precise amount of the funding award as $8.6 million, based on the actual number of subjects enrolled in California. We have received total funding of $7.9 million through June 30, 2018.
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

Index

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates during the three and six months ended June 30, 2018, compared to those reported in our 2017 Form 10-K.

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

As of June 30, 2018, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

Other than as set forth below, there have been no material changes to the risk factors previously reported in our 2017 Form 10-K. See the risk factors set forth in our 2017 Annual Report on Form 10-K under the caption "Item 1 A - Risk Factors."

Because our development activities are expected to rely heavily on sensitive and personal information, an area which is highly regulated by privacy laws, we may not be able to generate, maintain or access essential patient samples or data to continue our research and development efforts in the future on reasonable terms and conditions, which may adversely affect our business.
Although we are not subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as we are neither a Covered Entity nor Business Associate (as defined in HIPAA and the Health Information Technology and Clinical Health Act (the “HITECH Act”)), we may have access to very sensitive data regarding patients whose tissue samples are used in our studies. This data will contain information that is personal in nature. The maintenance of this data is subject to certain privacy-related laws, which impose upon us administrative and financial burdens, and litigation risks. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. For instance, the rules promulgated by the Department of Health and Human Services under HIPAA create national standards to protect patients’ medical records and other personal information in the U.S. These rules require that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health care information of the patient to companies. If the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we will not be allowed access to the patient’s information and our research efforts can be substantially delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (i.e., for use in research and in submissions to regulatory authorities for product approvals). As such, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities, and to ensure such information is used only as authorized by the patient. Any violations of these rules by us could subject us to civil and criminal penalties and adverse publicity, and could harm our ability to initiate and complete clinical trials required to support regulatory applications for our product candidates. In addition, HIPAA does not replace federal, state, or other laws that may grant individuals even greater privacy protections.
International data protection laws and regulations may also apply to some or all of our clinical data obtained outside of the U.S. For example, in April 2016, the EU approved a new data protection regulation, known as the General Data Protection Regulation (the “GDPR”), which become effective in May 2018. The GDPR includes new operational requirements for companies that receive or process personal data of EU residents, as well as significant penalties for non-compliance. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices.
Failure to comply with data protection laws and regulations could result in government enforcement actions, which may involve civil and criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
We can provide no assurance that future legislation will not prevent us from generating or maintaining personal data or that patients will consent to the use of their personal information, either of which may prevent us from undertaking or publishing essential research. These burdens or risks may prove too great for us to reasonably bear, and may adversely affect our ability to achieve profitability or maintain profitably in the future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Index

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

CALADRIUS BIOSCIENCES, INC.
August 9, 2018	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President and Chief Executive Officer (Principal Executive Officer)
August 9, 2018	By: /s/ Joseph Talamo Name: Joseph Talamo Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Index

CALADRIUS BIOSCIENCES, INC.
FORM 10-Q

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