Form 10-K
period 2018-12-31
CALADRIUS BIOSCIENCES, INC.
filed 2019-03-14
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 (the last business day of the most recently completed second fiscal quarter) was approximately $54 million, computed by reference to the last sale price of $6.47 for the common stock on the Nasdaq Capital Market reported for such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determicnation for other purposes.

On March 8, 2019, 9,950,482 shares of the registrant's common stock, par value 0.001 per share, were outstanding.

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

Index

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report (this "Annual Report") contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements, including, without limitation, all statements  related to any expectations of revenues, expenses, cash flows, earnings or losses from operations, cash required to maintain current and planned operations, capital or other financial items; any statements of the plans, strategies and objectives of management for future operations; any plans or expectations with respect to product research, development and commercialization, including regulatory approvals; any other statements of expectations, plans, intentions or beliefs; and any statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “plan,” “project,” “forecast,” “outlook,” “intend,” “may,” “will,” “expect,” “likely,” “believe,” “could,” “anticipate,” “estimate,” “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance, levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:

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

•
our ability to obtain and maintain, as applicable, appropriate governmental licenses, accreditations or certifications or comply with health care laws and regulations or any other adverse effect or limitations caused by government regulation of our business;

•
whether any of our current or future patent applications result in issued patents, the scope of those patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; and our ability to commercialize products without infringing on the claims of third-party patents;

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

Index

PART I

ITEM 1. BUSINESS.

OVERVIEW
Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”) is a late-stage therapeutics development biopharmaceutical company committed to the development of innovative products that have the potential to restore the health of people with chronic illnesses. Our leadership team collectively has decades of biopharmaceutical development experience and world-recognized scientific achievement in the fields of cardiovascular medicine and cell therapy, among other areas. Our goal is to build a broad portfolio of novel and versatile products that address important unmet medical needs. Our current product candidates include three developmental treatments for cardiovascular diseases based on our CD34+ cell therapy platform: CLBS12, in Phase 2 and eligible for early conditional approval in Japan for the treatment of critical limb ischemia ("CLI"); CLBS14-CMD, in Phase 2 in the U.S. for the treatment of coronary microvascular dysfunction ("CMD"); CLBS14-NORDA (previously known as CLBS14-RfA), for which we are in discussions with the U.S. Food and Drug Administration (the "FDA") to finalize the Phase 3 trial protocol for no-option refractory disabling angina ("NORDA"); and one autoimmune product candidate, CLBS03, an ex vivo expanded polyclonal T regulatory cell therapy for the treatment of recent-onset Type 1 diabetes ("T1D") for which we completed the analysis of the one-year follow-up data for the primary endpoint of a Phase 2a study and publicly reported on February 13, 2019 that the study did not meet its primary endpoint.
Ischemic Repair (CD34 Cell Technology)

Our CD34+ cell technology has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34+ cells, we seek to promote the development and formation of new microvasculature and thereby increase blood flow to the impacted area. We believe that a number of conditions caused by underlying ischemic injury can be improved through our CD34+ cell technology, including, but not limited to, CLI, CMD and NORDA.

Regarding CLBS12, our product candidate for CLI, after detailed discussion and agreement with the Japanese Pharmaceutical and Medical Device Agency ("PMDA"), we opened a Phase 2 trial for enrollment in December 2017 and announced in March 2018 treatment of the first patient. Based on our discussions with the PMDA, we expect that a successful outcome of this trial, if achieved, will make CLBS12 eligible for early conditional approval in Japan, thereby effectively making our Phase 2 trial a potential registration trial in that strategic market. The initial responses observed in the small number of subjects who have reached an endpoint in this open label study are consistent with a positive therapeutic effect and safety profile as reported by previously published clinical trials in Japan and the U.S. While these early signs are encouraging, it is clear that the final outcome of the trial will be dependent on all data from all subjects.

In October 2017 we announced the award of a $1.9 million grant from the National Institutes of Health to support a clinical study of CD34+ cells in patients with CMD. This led to the initiation of development of CLBS14-CMD and enrollment of patients in our ESCaPE-CMD Phase 2 proof-of-concept study at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center, Los Angeles, CA. The early results observed in this open label trial from the small number of subjects who have reached the 6-month (primary endpoint) follow-up visit support our expectations for CLBS14-CMD and its positive therapeutic effect and acceptable safety profile in this indication. While the final outcome of the trial will be dependent on the 6-month data from all subjects, these early observations of increased coronary flow reserve and decreased angina symptoms in treated patients are encouraging.

To support a development program of CD34+ cells in the indication of NORDA, we acquired the rights to data and regulatory filings for a CD34+ cell therapy program for refractory angina that had been advanced to Phase 3 under the previous investigational new drug application (“IND”) holder. We have designated this program CLBS14-NORDA and reactivated the IND with the FDA with Caladrius as the sponsor. We are presently working with the FDA to finalize the design of a single registration trial for the registration of CLBS14-NORDA and are targeting the initiation of that trial in fall of 2019.

Immunomodulation (Treg Technology)

We have been developing for the last several years an innovative therapy for T1D (identified as CLBS03) that is based on a proprietary T regulatory cell platform technology for immunomodulation. CLBS03 was granted Fast Track and Orphan drug designations from the FDA for this proposed indication and was granted Advanced Therapeutic Medicinal Product ("ATMP") classification from the European Medicines Agency ("EMA"). This program is based on the use of Tregs (T-regulatory cells) to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore

Index

immune balance by enhancing Treg number and function. Tregs are a natural part of the human immune system and regulate the activity of effector T cells, the cells that are responsible for protecting the body from pathogens and foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by effector T cells. In autoimmune disease, however, it is thought that deficient Treg activity and numbers permit the effector T cells to attack the body's own beneficial cells. In the case of T1D, the beta cells in the pancreas are attacked, thereby reducing and/or eliminating over time the patient's ability to produce insulin.

In 2016, we commenced patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2a prospective, randomized, placebo-controlled, double-blind clinical trial to evaluate the safety and efficacy of CLBS03 in adolescents with recent onset T1D (the "T-Rex Study"). On February 13, 2019, we announced top line results indicating that the therapy was well-tolerated but that the study's primary endpoint of preservation of C-peptide had not been achieved. We further indicated that we and our advisors would conduct, over time, a comprehensive analysis of all data from the trial (including any 2-year follow-up data to come) and would take decisions regarding further development of CLBS03 based on the results of those analyses.

Additional Out-licensing Opportunities
Our broad intellectual property portfolio of cell therapy assets includes notable programs available for out-licensing in order to continue their clinical development. These include additional indications for both our Treg product and our CD34+ cell technology.

Our current long-term strategy focuses on advancing our therapies through development with the aim of eventually obtaining market authorizations and entering commercialization, either alone or with partners, to provide treatment options to patients suffering from life-threatening medical conditions. We believe that we are positioned to realize potentially meaningful value increases within our own proprietary pipeline if we are successful in advancing our product candidates to their next significant development milestones.

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
This Annual Report on Form 10-K includes the following trademark owned by us: Caladrius®. This trademark is the property of Caladrius and its affiliates. This Annual Report on Form 10-K also includes other trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and traded names included herein are the property of their respective owners.

OVERVIEW OF THE CELL THERAPY FIELD
Regenerative medicine is defined as the process of replacing or regenerating human cells, tissues or organs to restore normal function. Among the categories of therapeutic technology platforms within this field are cell therapy, tissue engineering, tools, device diagnostics and aesthetic medicine. In January 2019, the Alliance for Regenerative Medicine recognized over 906 regenerative medicine companies worldwide, including gene and cell therapy developers and over 1,028 clinical trials.
All living complex organisms start as a single cell that replicates and then individual groups of cells differentiate (mature into complex cell types), thereby yielding the diversity of organs and organ systems in an adult organism. Cell therapy is a process that uses cells to prevent, treat or cure disease, or to regenerate damaged or aged tissue. To date, the most common type of cell therapy has been the replacement of mature, functioning cells through blood and platelet transfusions. Since the 1970s, marrow and blood and umbilical cord-derived stem cells have been used to restore bone marrow, as well as blood and immune system cells damaged by the chemotherapy and radiation historically used to treat many cancers. Today, these types of cell therapies are standard practice world-wide and their associated costs are often reimbursed by insurance.

Index

There are two general classes of cell therapies: autologous and allogeneic. When cells are collected from a person (donor) and transplanted or used to develop a treatment solely for that same person (recipient or patient) with or without modification, the treatment paradigm is known as “autologous” cell therapy. Autologous cells offer a low likelihood of rejection by the patient. When the donor and the recipient are not the same individual, the procedures are referred to as “allogeneic” cell therapy.
Various cell therapies are in clinical development for an array of human diseases, including autoimmune, oncologic, cardiovascular, neurologic and orthopedic diseases, among other indications. While no assurances can be given regarding future medical developments, we believe that the field of cell therapy holds the promise to better the human experience and minimize or ameliorate the pain and suffering from many common and often life-threatening diseases. The FDA has been investing significant resources into policies and organizational changes to advance the cell and gene therapy fields in recent years through what the agency has labeled its “comprehensive regenerative medicine policy framework,” as first announced in late 2017 and incrementally developed since that time through various agency actions. Most recently, the FDA stated in January 2019 that it would be adding another 50 clinical reviewers to the group charged with overseeing the clinical investigation, development and review of cell therapy and gene therapy products.

CELL THERAPY PRODUCT DEVELOPMENT
Ischemic Repair (CD34+ Cell Technology)
Our CD34+ cell technology has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34+ cells, we seek to promote the development and formation of new microvasculature and thereby increase blood flow to the impacted area. We believe that a number of conditions caused by underlying ischemic injury can be improved through our CD34+ cell technology, including but not limited to CLI, CMD and NORDA.

Regarding CLBS12, our product candidate for CLI, after detailed discussion and agreement with the Japanese PMDA, we opened a Phase 2 trial for enrollment in December 2017 and announced in March 2018 treatment of the first patient. Based on our discussions with the PMDA, we expect that a successful outcome of this trial, if achieved, will make CLBS12 eligible for early conditional approval in Japan, thereby effectively making our Phase 2 trial a potential registration trial in that strategic market. Japan's Ministry of Health, Labour and Welfare ("MHLW") awarded CLBS12 "SAKIGAKE" designation (a Japanese regulatory status that is similar in certain respects to "breakthrough therapy" designation granted by the FDA to eligible investigational treatments) reflecting its expectation of "prominent effectiveness" based on data from non-clinical and early phase clinical trials. The SAKIGAKE designation system promotes research and development in Japan, driving early practical application for innovative pharmaceutical products, medical devices and regenerative medicines. As a SAKIGAKE-designated therapy, CLBS12 is expected to have the benefits of prioritized consultation, a dedicated review system to support the development and review process, as well as reduced review time from the normal 12 months down to 6 months. In anticipation of a potential successful trial outcome and the possibility of conditional approval, we continue to seek a local partner for CLBS12 in Japan. Conditional marketing approval of CLBS12 in Japan may also include some form of post-marketing requirement to be defined at the time of approval. The initial responses observed in the small number of subjects who have reached an endpoint in this open label study are consistent with a positive therapeutic effect and safety profile as reported by previously published clinical trials in Japan and the U.S. While these early signs are encouraging, it is clear that the final outcome of the trial will be dependent on all data from all subjects.

In October 2017 we announced the award of a $1.9 million grant from the National Institutes of Health to support a clinical study of CD34+ cells in patients with CMD. This led to the initiation of development of CLBS14-CMD and enrollment of patients in our ESCaPE-CMD Phase 2 proof-of-concept study at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center, Los Angeles, CA. The early results observed in this open label trial from the small number of subjects who have reached the 6-month (primary endpoint) follow-up visit support our expectations for CLBS14-CMD and its positive therapeutic effect and acceptable safety profile in this indication. While the final outcome of the trial will be dependent on the 6-month data from all subjects, these early observations of increased coronary flow reserve and decreased angina symptoms in treated patients are encouraging.

To support a development program of CD34+ cells in the indication of NORDA, we acquired the rights to data and regulatory filings for a CD34+ cell therapy program for refractory angina that had been advanced to Phase 3 under the previous IND holder. We have designated this program CLBS14-NORDA and reactivated the IND with the FDA with Caladrius as the sponsor. On June 19, 2018, we announced receipt of Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA for CLBS14-NORDA for the treatment of no option refractory disabling angina. This designation affords us the opportunity to work with the FDA to advance more rapidly and efficiently the development of this therapeutic candidate

Index

in an indication that currently has high morbidity and no effective treatment options. We are presently working with the FDA to finalize the design of a single registration trial for the registration of CLBS14-NORDA and are targeting the initiation of that trial in the fall of 2019.

Immuno Modulation (T Regulatory Cell Program)
Many immune-mediated diseases are the result of an imbalance between immune effector and regulatory mechanisms whereby pro-inflammatory cells and cytokines eventually go unchecked and mistakenly attack beneficial cells in the body. Our T regulatory cell therapy platform, derived in part from intellectual property created from research performed at the University of California, San Francisco ("UCSF"), represents a novel experimental approach to restoring immune balance by enhancing Treg number and function to control pathologic immune responses. Tregs are a natural part of the human immune system and regulate the activity of effector T cells, the cells that are responsible for protecting the body from pathogens and foreign antigens. When Tregs function properly only harmful foreign materials are attacked by effector T cells. In autoimmune disease, however, it is thought that deficient Treg activity and numbers play a role in the immune system’s attack on the body's own cells. In the case of T1D, the beta cells in the pancreas are attacked, thereby reducing and/or eliminating over time the patient's ability to produce insulin. Insulin is necessary to regulate sugar metabolism and maintain proper sugar levels in the blood. Inconsistent or unnatural insulin levels can lead to many complications, including blindness, vascular disease and, if no insulin supplement is provided, even death. There are currently no curative treatments for T1D, only lifelong insulin therapy, which often does not prevent serious co-morbidities in patients.
We established a collaboration with UCSF through patent and data licenses and through collaboration with the laboratories of Drs. Jeffrey Bluestone and Qizhi Tang, experts in the field of Tregs and immune tolerance, to develop CLBS03, an autologous ex vivo expanded polyclonal Treg product, for the treatment of T1D. Building on prior independent published human clinical human clinical data and findings cited in Science Translational Medicine and Cell Metabolism, we initiated in the first quarter of 2016 the T-Rex Study, a Phase 2a prospective, randomized, placebo-controlled, double-blind clinical trial to evaluate the safety and efficacy of CLBS03 in adolescents with recent onset T1D. Clinical data collection of the one-year follow-up data was completed in January 2019, and on February 13, 2019 we announced that the therapy was well-tolerated but that the study's primary endpoint of preservation of C-peptide had not been achieved. We further indicated that we and our advisors would conduct, over time, a comprehensive analysis of all data from the trial (including any two-year follow-up data to come) and would make decisions regarding further development of CLBS03 based on the results of those analyses.

TECHNOLOGY OUT-LICENSING OPPORTUNITIES
Ischemic Repair (CD34+ Cell Technology)
As is the case with our T Regulatory Cell Technology, our CD34+ Cell Technology is a platform technology with potential application to a broad array of ischemic conditions and we will seek to out-license our technology in geographies or indications that we do not intend ourselves to pursue.
Ischemic Repair (CD34+ Cell) Intellectual Property Platform
Our developed and owned ischemic repair patent portfolio comprises the following:

•	Nine U.S. patents, two EU patents (each filed in 5 individual countries) and 7 other patents in geographies outside the U.S. (Japan, Canada, Russia, Hong Kong);

•
Claims cover, inter alia, a pharmaceutical composition that contains a therapeutic concentration of non-expanded CD34+ stem cells that move in response to SDF-1 or VEGF, together with a stabilizing amount of serum, that can be delivered to repair an injury caused by vascular insufficiency;

•
Issued and pending claims can be applied to a broad range of conditions caused by underlying ischemia, including: acute myocardial infarction, chronic myocardial ischemia post-AMI; chronic heart failure; critical limb ischemia; and ischemic brain injury;

•	Three pending patent applications outside the United States.
Market Opportunity and Competition for CLI
In Japan, there are roughly 300,000 patients with CLI, of whom roughly 51,000 are not candidates for revascularization, making them the addressable population for CLBS12. The addressable population is roughly 560,000 patients in the EU and 300,000 in the U.S., respectively.
The field of cardiovascular cell therapy development is competitive. There are a number of companies that are developing stem cell-based therapies for cardiovascular diseases, including, but not limited to, Celyad, Capricor, Inc., Mesoblast Limited,

Index

Athersys, Inc., Pluristem Therapeutics Inc. and Vericel Corporation. These companies are utilizing a number of different therapeutic approaches in their development efforts. There are both autologous and allogeneic based competitive therapies that derive cells principally from four sources: fat, peripheral blood, cord blood, and bone marrow. CLBS12 is an autologous therapy that derives its cells from peripheral blood via apheresis. Stempeutics Research Pvt. Ltd., including the joint venture between Pluristem Therapeutics Inc. and Sosei CVC, are examples of companies working in Japan with allogeneic cell therapy product candidates for CLI.
Market Opportunity and Competition for CMD
In the United States, there are roughly 8,300,000 patients with CMD, while the addressable population is roughly 6,000,000 in the EU and 1,000,000 in Japan, respectively.

We have not identified any additional companies developing stem cell-based therapies for CMD.

Market Opportunity and Competition for NORDA

In the United States, we have identified fewer than 100,000 patients with refractory angina as candidates for CLBS14-NORDA.

From a competitive standpoint, though not within cell therapy but more broadly in the regenerative medicine field, Angionetics is currently developing an angiogenic gene therapy product candidate designed for medical revascularization for the potential treatment of patients with myocardial ischemia and refractory angina due to advanced coronary artery disease.

Immune Modulation (T Regulatory Cell Technology)
Our Treg technology platform is potentially applicable to multiple autoimmune and allergic diseases beyond our target indication of T1D. For example, certain evidence suggests that a failure of Tregs may be important in the development of systemic lupus erythematosus ("SLE") and that Treg therapy may therefore be helpful in treatment of SLE. Additionally, Tregs have been evaluated in early phase human clinical trials and have indicated clinical benefit for graft-versus-host disease ("GVHD"). Allogeneic hematopoietic cell transplantation, multiple sclerosis, rheumatoid arthritis, chronic obstructive pulmonary disease and inflammatory bowel disease are other indications for which we believe Tregs may have a meaningful therapeutic effect. Trials sponsored by third parties are currently underway for active cutaneous lupus and immune tolerance following kidney transplantation.
Immune Modulation Intellectual Property Platform
We have assembled a patent portfolio through licenses to IP from leaders in the field of Tregs (UCSF/Jeffrey Bluestone et al, Centenary Institute) comprising:

•	Sixteen patents and three pending patent applications;

•	Claims covering many facets of Tregs, including:

•	Methods of Treg isolation, expansion and activation/stimulation as sourced from peripheral blood and cord blood; and

•	Methods of treating or preventing Type 1 diabetes using Tregs.

•	Patents and applications covering international geographies (United States, EU, Japan, China, Australia and Canada); and

•	An option on patent licenses to critical reagents employed in Treg therapeutic development.
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
Premarket Review and Approval of Pharmaceutical and Biological Products in the United States

In the United States, pharmaceutical and biological products, including cellular therapies, are subject to extensive pre- and post- market regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage,

Index

recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products, including biological products, intended for therapeutic uses. Biological products are approved for marketing under provisions of the Public Health Service Act ("PHS Act"). However, biological products that also meet the definition of “drugs” under the FD&C Act are also subject to regulation under FD&C Act provisions and to applicable provisions from two sets of FDA implementing regulations, those for biological products and those for drugs. Another distinction between pharmaceuticals and cellular therapies is that the PHS Act requires the submission of a biologics license application ("BLA"), rather than a New Drug Application ("NDA"), for market authorization of a cellular therapy candidate like ours. Generally, the application process and requirements for product approval under BLA is similar to those for an NDA, and the review process for biological products is associated with similar approval risks and application costs as for chemical entity drug products.

Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA refusal to approve pending NDAs or BLAs, withdrawal of an approval, issuance of warning letters and other types of enforcement letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice, or DOJ, or other governmental entities. Under certain circumstances, individual members of company management may also be subject to civil or criminal penalties related to company violations of applicable legal requirements.

An applicant seeking approval to market and distribute a new pharmaceutical or biological product in the United States typically must undertake the following:

•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA's good laboratory practice or GLP regulations;

•submission to the FDA of an IND, which includes the detailed clinical protocol and which must take effect before human clinical trials can commence;

•approval of the clinical trial protocol and the sponsor's safeguards for human subjects by one or more institutional review boards, or "IRBs," depending on the numbers of clinical sites and other features of the study design, before each clinical trial may be initiated;

•performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or "GCPs," to establish the safety and efficacy of the proposed drug or biological product for each proposed indication for which FDA approval is sought;

•satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•preparation and submission to the FDA of an NDA or BLA, as appropriate;

•review of the product by an FDA advisory committee, where appropriate or if applicable, as determined by the FDA at its discretion;

•satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with the regulations establishing current Good Manufacturing Practices, or “cGMPs,” and current Good Tissue Practices or “cGTPs” (if applicable), and to assure that the facilities, methods and controls used for the manufacture, processing and packing of the drug or biological product are adequate to preserve the product’s identity, strength, quality and purity; and

•payment of applicable user fees and securing FDA approval of the NDA or BLA.

Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Moreover, submission of an IND may not result in FDA authorization to initiate a clinical trial if the FDA raises concerns or questions about the design of the clinical trial or the preclinical or manufacturing information supporting it, including concerns that human research subjects will be exposed to unreasonable health risks. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. After a trial is initiated,

Index

the FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with FDA requirements, or presents an unacceptable risk to the clinical trial patients.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations and GCPs, which are meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors clinical protocol is updated or revised after the original IND submission and initiation of protocol amendment must be submitted to the FDA as part of the IND. In addition, sponsors of most clinical trials involving FDA regulated products, including drugs and biologics, are required to register and disclose certain clinical trial information on a public registry and results database managed by the NIH and called ClinicalTrials.gov. Registration information that must be submitted includes information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Failure to comply with applicable clinical trial registration or results reporting obligations can result in civil monetary penalties or the withholding of grant funds from a federally funded grantee.

Clinical trials to support NDAs or BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap or may be combined. Under certain circumstances, a fourth post-approval phase may be required.

•
Phase 1: Trials in this phase are initially conducted in a limited population of healthy volunteers to test the product candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients, when the drug or biologic is too toxic to be ethically given to healthy individuals.

•
Phase 2: These clinical trials are generally conducted in a limited patient population to determine the presence and approximate magnitude of therapeutic effect of the product for specific targeted indications and to identify appropriate therapeutic dose and dose frequency as well as any corresponding additional possible adverse effects and safety risks. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•
Phase 3: These are commonly referred to as pivotal or registration studies. When Phase 2 evaluations demonstrate that a dose range of the product is effective and has an acceptable safety profile, Phase 3 clinical trials are typically undertaken in a larger patient population to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple and geographically-dispersed clinical trial sites. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug as a requirement marketing approval licensure.

•
Phase 4: In some cases, the FDA may condition approval of an NDA or BLA for a product candidate on the sponsor's agreement to conduct additional clinical trials after NDA or BLA approval. In other cases, a sponsor may voluntarily carry out additional trials post approval to gain more information about the drug or biologic.

Submission of an NDA or BLA to the FDA

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA seeking approval to market the drug product for one or more indications. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The cost of preparing and submitting an NDA or BLA is substantial. Under federal law, most NDA or BLA submissions are additionally subject to a substantial application user fee. The current fee for FY2019 is $2,588,478 and an annual program fee, currently $309,915, must also be paid for approved drugs or biologics. These fees are typically adjusted annually.

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the Agency's threshold determination that the application is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. If the application is not sufficiently complete, the FDA may issue a Refusal to File, or RTF, letter, although the FDA may permit an applicant to correct certain easily correctable deficiencies in the NDA/BLA before filing without taking an official RTF action. Under certain NDA and BLA review performance goals to which the FDA has agreed, most applications for standard review of drug or biological

Index

products are reviewed within ten to twelve months, and most applications for priority review drugs or biologics are reviewed within six to eight months. If a sponsor submits a major amendment to a filed NDA or BLA at any time during the review cycle, the FDA may extend these reviews by three months although only one such extension is permitted during a review cycle. Priority review can be applied to drugs or biologics that, in the FDA's determination, offer major advances in treatment or provide a treatment for a disease or condition for which no adequate therapy exists. For biologics, priority review is further limited to products intended to treat a serious or life-threatening disease relative to currently approved products. Priority review requests must be submitted in conjunction with the original NDA/BLA for which the sponsor is seeking the designation, and the FDA decision will be made in conjunction with its official action to file the application and begin the substantive review process.

Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients beyond existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments.

Before approving an NDA or BLA, the FDA will typically inspect one or more clinical trial sites to ensure compliance with GCPs. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. These pre-approval inspections cover all facilities associated with an NDA or BLA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with applicable cGMP and cGTP requirements and are adequate to assure consistent production of the drug or biological product within required specifications and the NDA or BLA contains data that provide substantial evidence that the drug or biologic is safe and effective for the proposed indication.

The FDA may refer applications for novel drug or biological products, or drug or biological products that present difficult questions of safety or efficacy, to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but the FDA will carefully consider them.

After the FDA fully evaluates the NDA or BLA and the relevant manufacturing facilities, the FDA will issue either an approval/licensure letter or a complete response letter (“CRL”). A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmitted NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions within two or six months, depending on the type of information being provided to address the deficiencies in the CRL. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a drug or biological product for marketing in the U.S., it may limit the approved indications for use for the product; require that contraindications, warnings or precautions be included in the product labeling; require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval; require testing and surveillance programs to monitor the product after commercialization; or impose other conditions, including distribution restrictions or other risk management mechanisms, such as a risk evaluation and mitigation strategy or “REMS,” which can materially affect the potential market and profitability of the product. The FDA also may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications or patient populations, making certain types of manufacturing changes or seeking to make additional labeling claims, are subject to further testing requirements and FDA review and approval.

One potential condition of approval is that the FDA may require an applicant to develop a REMS to ensure that the benefits of the drug outweigh its risks.  To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS requirements are tailored to the specific risk/benefit profile of a drug and can include requirements such as medication guides for patients, detailed communication plans for health care professionals, and elements to assure safe use, or “ETASU.” ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, restricted distribution, and the use of patient registries. The FDA may require a REMS as a condition of approval or may add such a requirement at any point post-approval if it becomes aware

Index

of a serious risk associated with use of the product. The requirement for a REMS and the specific components that are involved can materially affect the potential market and profitability of a product.

Expedited Review Programs (Fast Track, Breakthrough, RMAT) and Accelerated Approval Pathways

The FDA is authorized to facilitate the development and expedite the review of certain drugs or biologics that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the Fast Track Program, the sponsor of an IND for a drug candidate may request that the FDA designate the drug candidate for a specific indication as a Fast Track drug concurrent with, or after, the submission of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request. In addition to other benefits such as the ability to engage in more frequent interactions with the FDA, The FDA may initiate review of sections of a Fast Track drug’s NDA or BLA before the application is complete. This "rolling review' is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. The FDA’s time period goal for reviewing an application, however, does not begin until the last section of the NDA/BLA is submitted. Additionally, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Separately, under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients beyond existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw approval of the drug such that accelerated approval also referred to as U.S. "conditional" approval. Products granted accelerated approval also are subject to additional requirements for the pre-dissemination review by the FDA of proposed promotional materials both during the NDA review process and for 120 days after marketing approval.

Another available program for expediting development and review of drugs or biological products, the FDA may designate an investigational product as a Breakthrough Therapy or as a Regenerative Medicine Advanced Therapy ("RMAT"), depending on the type of product and its ability to meet applicable eligibility criteria. Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). The RMAT designation requires similar eligibility criteria to be met, but it is available only to cell therapies, tissue therapies, and other products that meet the statutory definition of a “regenerative medicine therapy.” Specifically, a biological product is eligible for RMAT designation if: (a) the product candidate is a regenerative medicine therapy, which is defined in the FD&C Act as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, except for those regulated solely under the PHS Act (that is, excluding those biological products that are not also regulated as “drugs” under the FD&C Act); (b) the product candidate is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (c) preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. Both Breakthrough Therapy and RMAT designations are intended to help accelerate product development by allowing more frequent interactions with the FDA and receiving intensive FDA guidance on efficient drug development.
Pediatric Information
Under the Pediatric Research Equity Act ("PREA"), NDAs or BLAs or supplements to NDAs or BLAs must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. Sponsors must also submit pediatric trial plans prior to the assessment data, and those plans must contain an outline of the proposed pediatric trial or trials the applicant plans to conduct, including trial objectives and design, any

Index

deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. The FDA may grant full or partial waivers or deferrals for submission of data. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease.
The Best Pharmaceuticals for Children Act ("BPCA") provides approved NDA and BLA holders a six-month extension of any exclusivity that attaches to the end of all existing marketing exclusivities and patents for the drug. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.
Orphan Drugs
Under the Orphan Drug Act, the FDA may designate a candidate as an orphan drug if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the U.S.) Orphan drug designation must be requested by an applicant before submitting an NDA or BLA for the relevant drug candidate. If the FDA grants orphan drug designation, the FDA will publicly disclose the generic identity of the drug candidate and its potential orphan use. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances comprising different ways that a second sponsor can demonstrate clinical superiority of its drug in comparison to the first approved orphan drug. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a designated orphan drug ultimately receives marketing approval for an indication broader than what was described in its orphan drug designation request, it may not be entitled to exclusivity under the Orphan Drug Act. Among the other benefits of orphan drug designation, the sponsor receives a waiver of the NDA or BLA application user fee and is eligible for tax credits for certain research (although the amount of this potential tax credit was decreased from 50% to 25% of qualified clinical testing expenses with the 2017 overhaul of the U.S. Tax Code, effective in 2018).

Post-Approval Requirements
Drugs and biological products manufactured, marketed or distributed pursuant to FDA approval decisions are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to FDA review and approval before they can be implemented. There also are continuing, annual user fee requirements for any marketed products and related manufacturing facilities, as well as new application fees for supplemental applications.

In addition, drug manufacturers and other entities involved in the manufacture of approved drugs are required to register their facilities with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA for compliance with cGMP/cGTP requirements. Prescription drug distribution facilities are also subject to state licensure, including inspections, by the relevant local regulatory authority. Changes to the manufacturing process, specifications or container closure system for an approved drug or biologic are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP or cGTP and impose reporting and documentation requirements upon the sponsor and others involved in the product’s manufacturing process. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP/cGTP compliance and ensure ongoing compliance with other statutory requirements the FD&C Act, such as the requirements for making manufacturing changes to an approved NDA or BLA.
Thus, even after a new drug approval is granted, the FDA may withdraw that approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. If a previously unknown problem, including adverse events of unanticipated severity or frequency, or with manufacturing processes, is discovered or the manufacturer fails to comply with regulatory requirements, the FDA may require revisions to the approved labeling to

Index

add new safety information; may impose additional post-market studies or clinical trials to assess new safety risks; or may impose distribution or other restrictions under a REMS program. Other potential consequences of regulatory non-compliance include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs/BLAs or supplements to approved NDAs/BLAs, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of prescription drug and biological products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant penalties. In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws, the most recent of which is still in the process of being phased in to the U.S. supply chain and regulatory framework.

Other Health Care Regulations
If our product candidates are approved in the United States, we will have to comply with various U.S. federal and state laws, rules and regulations pertaining to health care fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, including Medicare and Medicaid. Other federal and state laws and regulations that could directly or indirectly affect our ability to operate the business and/or financial performance include:

•	state and local licensure, applicable to the processing and storage of human cells and tissues;

•	laws and regulations administered by the United States Department of Health and Human Services, including the Office for Human Research Protections and the Office of Inspector General;

•	state laws and regulations governing human subject research;

•	federal and state coverage and reimbursement laws and regulations, including laws and regulations administered by the Centers for Medicare & Medicaid Services and state Medicaid agencies;

•	the federal Medicare and Medicaid Anti-Kickback Law and similar state laws and regulations;

•
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act and similar state laws and regulations;

•	the federal physician self-referral prohibition commonly known as the Stark Law, and state equivalents of the Stark Law;

•
the federal transparency requirements under the Physician Payments Sunshine Act that require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to certain persons and entities;

•	Occupational Safety and Health Administration requirements;

•	state and local laws and regulations dealing with the handling and disposal of medical waste; and

•	the Intermediate Sanctions rules of the IRS providing for potential financial sanctions with respect to “Excess Benefit Transactions” with tax-exempt organizations.

Index

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, or the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures to the extent that those laws impose requirements that are more stringent than the Physician Payments Sunshine Act. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Japan's Pharmaceutical and Medical Device Authority Regulation of Regenerative Medicine

Prior to 2014, there was no specific regulatory oversight of regenerative medicine products in Japan. However, in November 2013, the Japanese authorities revised the Pharmaceutical Affairs Law and renamed it the Pharmaceuticals, Medical Devices, and Other Therapeutic Products Act (the "PMD Act"). The new legislation became effective on November 25, 2014 and provides for a timely introduction of innovative regenerative medicine products. The new legislation formalizes a legal basis for development of regenerative medicine therapies. The new legislation defines regenerative medicine products as processed human cells that are intended to be used for either (1) the reconstructive repair, or formation of structures or functions of the human body; (2) the treatment or prevention of human diseases; or (3) gene therapy.

The legislation allows the PMDA/Ministry of Health, Labour and Welfare ("MHLW") to award conditional approval to a regenerative medicine therapy if there is evidence of adequate safety and results which predict likely efficacy. The evidence for efficacy may be based on surrogate endpoints and may come from an exploratory study. This conditional approval is time-limited, and there must be an agreement with PMDA/MHLW as to follow-up collection of information which confirms efficacy and safety, similar to a post-marketing commitment in the United States.

Under the PMD Act, products under consideration may also be given a SAKIGAKE designation (similar to an FDA "Breakthrough" or "RMAT" designation in certain respects) and/or may be granted a priority review status. Additionally, there is a commitment that the PMDA will facilitate research and development by giving scientific and regulatory advice to sponsors from the early stage of development.

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

EMPLOYEES
As of December 31, 2018, we had 25 full-time employees. Our senior management and professional employees have had prior experience in pharmaceutical or biotechnology companies. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS
We have incurred substantial losses and negative cash flow from operations in the past and expect to continue to incur losses and negative cash flow for the foreseeable future.
We have a limited operating history, limited capital, and limited sources of revenue. Since our inception in 1980 through December 31, 2018, we have incurred aggregate net losses of approximately $398.0 million. Our net losses from continuing operations attributable to common stockholders for the years ended December 31, 2018 and December 31, 2017 were approximately $16.2 million and $16.0 million, respectively. As of December 31, 2018, our cash and cash equivalents and marketable securities were $43.1 million. Our current business has not generated revenues in the past and for the foreseeable future we do not expect it to generate revenue to be sufficient to cover costs attributable to that business or to our operations as a whole, including our development activities associated with our product candidates. Ultimately, we may never generate sufficient revenue from our business to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of product development and other operations.
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
Our clinical activities are expected to continue to grow as our programs are advanced and they will require significant investment over a period of several years before they could potentially be approved by the FDA and commercialized by us, if ever. Even if data from our current clinical trials for our product candidates were deemed positive, we may be required to conduct additional clinical trials of the product candidates, including larger and more expensive pivotal Phase 3 trials, to pursue commercialization of the candidates. To do so, we will need to raise additional capital, enter into collaboration agreements with third parties or undertake any combination thereof. If we are unsuccessful in our efforts to raise capital or find collaborative partners, we will likely need to otherwise delay or abandon the trials.
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

•
the timing of and the costs involved in obtaining regulatory approvals for our product candidates, a process which could be particularly lengthy, or complex given the FDA's limited experience with marketing approval for cell therapy products;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities relating thereto;

•	the cost of expansion of our development operations and personnel; and

•	the availability of, or our access to, state or federal government awards.

To both fund our clinical trials and support our future operations, we would likely seek to raise capital through a variety of different public and/or private financings vehicles. This could include, but not be limited to, utilization of our at-the-market ("ATM") sales agreement with H.C. Wainwright & Co., potential issuances of other debt or equity securities in public or private financings and/or sale or licensing of assets. If we raise capital through the sale of equity, or securities convertible into

Index

equity, it will result in dilution to our then-existing stockholders. Servicing the interest and principal repayment obligations under debt we incur, or whether any such debt is called, would divert funds that might otherwise be available to support research and development, clinical or commercialization activities. In addition, debt financing involves covenants that restrict our ability to operate our business. In certain cases, we also may seek funding through collaborative arrangements that would likely require us to relinquish certain rights to our technology or product candidates and diminish our share in the future revenues associated with the partnered product.
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
We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until sometime after we have received regulatory approval for the commercial sale of a product candidate, which may never occur. Our ability to generate revenue from product sales and achieve profitability depends significantly on our success in many factors, including:

•	completing research regarding, and nonclinical and clinical development of, our product candidates;

•	obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical trials;

•	developing a sustainable and scalable manufacturing process for our product candidates;

•	identifying and contracting with contract manufacturers that have the ability and capacity to manufacture our development products and make them at an acceptable cost;

•	launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;

•	obtaining market acceptance of our product candidates as viable treatment options;

•	ensuring ongoing regulatory compliance post-approval and with respect to sales and marketing of future products;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring and/or developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and

•	attracting, hiring, and retaining qualified personnel.
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

Index

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

RISKS RELATED TO OUR CELL THERAPY PRODUCT DEVELOPMENT EFFORTS
Our future success may be dependent on the timely and successful continued development and commercialization of CLBS03, our T1D product candidate for which we announced the failure of the Phase 2a trial to meet its primary endpoint, and if we encounter delays or further difficulties in the development of this product candidate, as well as CLBS12, our experimental product candidate for CLI that is in clinical development in Japan, or CLBS14 for CMD and NORDA, our business prospects would be significantly harmed.
We are dependent upon the successful development, approval and commercialization of our product candidates. Before we are able to seek regulatory approval of our product candidates, we must conduct and complete extensive clinical trials to demonstrate their safety and efficacy in humans. We have never taken a product through the regulatory approval process or successfully to U.S. or international commercialization.
In early 2016 we initiated a Phase 2a clinical trial for CLBS03, a Treg based therapeutic being developed for T1D and for which we released top line data on February 13, 2019, announcing that the therapy appeared safe as administered, that the study's primary endpoint of preservation of C-peptide had not been achieved and that we and our advisors would continue to analyze the data in the coming months, which analysis would inform next steps of development, if any.
In late 2017, we initiated a clinical trial in Japan for CLBS12 for use in CLI taking advantage of the paradigm of potential conditional approval for regenerative medicine products established by new regulations in Japan for products that show sufficient safety evidence and some evidence of efficacy. We are also enrolling patients in a clinical trial using CD34+ cells to treat CMD (CLBS14-CMD). Additionally, we assumed sponsorship of, and reactivated an IND for, treating refractory angina with CD34+ cells and are in discussions with the FDA about further development of a product under that IND, of which we are now the sponsor. We also received a grant from the NIH to support a clinical study of CLBS14 in patients with CMD, which Phase 2 study is now enrolling patients.
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

Index

clinical trials;

•
delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, contract manufacturing organizations or CMOs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, CMOs and clinical trial sites;

•	delays in obtaining required IRB approval at each clinical trial site;

•	inability to file INDs with the FDA for our development candidates or comparable clinical trial applications with other regulatory authorities outside of the U.S.;

•
imposition of a temporary or permanent clinical hold by the FDA or similar restrictions by other regulatory agencies for a number of reasons, including after review of an IND or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical trial operations or clinical trial sites; developments on trials conducted by competitors or approved products post-market for related technology that raises FDA concerns about risk to patients of the technology broadly; or if the FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

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

•	the FDA may not accept clinical data from trials that are conducted in countries where the standard of care is potentially different from the United States.
Any inability to successfully complete nonclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to, or we may elect to, conduct bridging studies to demonstrate the equivalence of our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.
Even if we are able to successfully complete our clinical development programs for our product candidates and receive regulatory approval to market one or more of the products, if the commercial opportunities are smaller than we anticipate, our future revenues may be adversely affected, and our business may suffer.
If the size of the commercial opportunities in any of our target indications is smaller than we anticipate, or if the FDA grants our candidates approval to treat only specific subpopulations or otherwise approves the products for more narrow indications for use than we are seeking, we may not be able to achieve profitability and growth.
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

Index

•	be subject to additional post-marketing testing requirements; and/or

•	be subject to restrictions on how the product is distributed or used.
We may experience delays in enrolling patients in our clinical trials, which could delay or prevent the receipt of necessary regulatory approvals.
We may not be able to initiate or complete as planned any clinical trials if we are unable to identify and enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other regulatory authorities. We also may be unable to engage a sufficient number of clinical trial sites to conduct our trials. Moreover, because HCATs, our principle contract manufacturer, does not currently have manufacturing facilities operating outside of the United States, our ability to conduct trials outside of the United States may be constrained by our ability to transport trial materials to foreign destinations within the expiry period of such materials unless and until we commence operation outside of the United States or find another source of supply.
We may face challenges in enrolling patients to participate in our clinical trials due to the novelty of our cell-based therapies, the size of the patient populations and the eligibility criteria for enrollment in the trial. Moreover, changes to enrollment criteria may be prohibited by regulating agencies, may have no impact on enrollment rates and may change or harm the outcome of the study. In addition, some patients may have concerns or negative perceptions regarding cell therapy that may affect their decision to enroll in the trials. Furthermore, patients suffering from diseases within target indications may enroll in competing clinical trials, which could negatively affect our ability to complete enrollment of our trials. Enrollment challenges in clinical trials often result in increased development costs for a product candidate, significant delays and potentially the abandonment of the clinical trial.
Outside of the unique aspects of conducting a clinical trial for a cell therapy candidate, patient enrollment in general is affected by many factors, including:

•	size of the target patient population;

•	severity of the disease or disorder under investigation;

•	eligibility criteria for the clinical trial in question;

•	other clinical trials being conducted at the same time involving patients who have the disease or disorder under investigation;

•	perceived risks and benefits of the product candidate under study;

•	approval and availability of other therapies to treat the disease or disorder that is being investigated in the clinical trial;

•	willingness or unwillingness to participate in a placebo controlled clinical trial;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients in any of our planned clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.
We may have other delays in completing our clinical trials and we may not complete them at all.
We have not completed the clinical trials necessary to obtain FDA approval to market CLBS03, CLBS12, CLBS14-CMD, CLBS14-NORDA or any of our other product candidates in development. Our management lacks significant experience in completing Phase 3 pivotal clinical trials and bringing a drug or biological product through commercialization. Clinical trials for products in development may be delayed or terminated as a result of many factors, including the following:

•	patients failing to complete clinical trials due to dissatisfaction with the treatment, side effects or other reasons;

Index

•	failure by regulators, IRBs, or independent ethics committees to authorize us or our investigators at individual sites to commence a clinical trial;

•
suspension or termination by regulators of clinical research for many reasons, including concerns about patient safety or failure of our contract manufacturers to comply with applicable cGMP/cGTP requirements for the clinical supplies of the cell therapy candidate;

•	delays or failure to obtain clinical supply for our products necessary to conduct clinical trials from contract manufacturers, including commercial grade clinical supply for our trials;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	treatment candidates demonstrating a lack of efficacy during clinical trials;

•	inability to continue to fund clinical trials or to find a partner to fund the clinical trials;

•	competition with ongoing clinical trials and scheduling conflicts with participating clinicians; and

•	delays in completing data collection and analysis for clinical trials.
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
When manufacturing an autologous cell therapy, the number and the composition of the cell population varies from patient to patient. Such variability in the number and composition of these cells could adversely affect our ability to manufacture autologous cell therapies in a cost-effective or profitable manner and meet acceptable product release specifications for use in a clinical trial or, if approved, for commercial sale. As a consequence, the development and regulatory approval process for autologous cell therapy products could be delayed or may never be completed. Our product development costs will also increase if manufacturing processes and controls require unexpected investments, which could harm our business and results of operations.
Any disruption to our access to the reagents we are using in the clinical development of our cell therapy product candidates could adversely affect our ability to perform clinical trials and seek future regulatory submissions.
Reagents, including CD3 and CD28 antibody conjugated magnetic beads manufactured by Thermo Fisher Scientifics (which acquired Life Technologies), as well as devices, materials and systems that we are using in our clinical trials, that we intend to use in our planned clinical trials and that we may need or use in commercial production, are provided by unaffiliated third parties. Any lack of continued availability of these reagents, devices, materials and systems for any reason would have a material adverse effect on our ability to complete these studies and could adversely impact our ability to achieve commercial manufacture of our planned therapeutic products. Although other available sources for these reagents, devices, materials and systems may exist in the marketplace, we have not evaluated their cost, effectiveness, or intellectual property foundation and therefore cannot guarantee the suitability or availability of such other potential sources.
The initiation of pivotal Phase 3 clinical trials for cell therapy product candidates requires the validation and establishment of manufacturing controls that may delay product development timelines.

Index

To conduct pivotal Phase 3 clinical trials, we are required to have certain validated and established manufacturing controls with respect to the safety, purity and potency of our product when administered to patients. If we determine that the results of any Phase 2 clinical trial we may conduct supports Phase 3 development, we expect to initiate and complete one or more pivotal Phase 3 clinical trials for such programs and would need to address any outstanding chemistry, manufacturing and control CMC issues raised by the FDA prior to initiating such trials. We may not be successful in our efforts to address any CMC issues raised by the FDA. If we cannot initiate, or if we are delayed in initiating, a pivotal Phase 3 clinical program as a result of our failure to satisfy the FDA's CMC concerns or otherwise, the timing of regulatory submission for commercialization of our product candidates would be delayed, or we may be unable to seek regulatory approval to commercialize our products at all.
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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Exploratory trends and results observed in earlier stage clinical trials, particularly trends and results observed for small subsets that were not pre-specified, may not be replicated in later stage clinical trials. Product candidates in Phase 3 clinical trials may fail to demonstrate sufficient efficacy despite having progressed through initial clinical trials, even if certain exploratory subset analyses of primary or secondary endpoints in those early trials showed trends toward efficacy or, in some analyses, nominal statistical significance. The results of clinical trials in one set of patients or line of treatment may not be predictive of those obtained in another.
If serious or unacceptable side effects are identified during the development of any of our product candidate, we may need to abandon or limit our development of that product candidate.
All of our product candidates are in clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have other unexpected, unacceptable characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many investigational products that initially showed promise in clinical or earlier stage testing have later been found to cause side effects or other safety issues that prevented further development. Even if we receive regulatory approval for a candidate with a known safety risk, such an approved product may not achieve market acceptance by physicians, patients, third-party payors or others in the medical community, which would materially and adversely affect our business.
A Fast Track designation by the FDA and other similar regulatory designations may not lead to a faster development, regulatory review or approval process.
We were granted Fast Track designation from the FDA for CLBS03 for the treatment of T1D, SAKIGAKE designation in Japan for CLBS12 for the treatment of CLI, and RMAT designation for CLBS14-NORDA for the treatment of refractory angina. However, Fast Track, SAKIGAKE and RMAT designations do not ensure that we will experience a faster development, regulatory review or approval process compared to conventional FDA or Japan PMDA procedures. Additionally, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from the clinical development program. Moreover, award of the designations does not imply a higher probability of success of a product in the approval process.
Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization.
The clinical trials of our product candidates are, and the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our cell therapy candidates are subject to regulation as biological drug products, we will need to demonstrate that they are safe, pure,

Index

and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. The risk/benefit profile required for product licensure will vary depending on these factors and may include adequate duration of response, a delay in the progression of the disease, and/or an improvement in survival. For example, response rates from the use of our product candidates may not be sufficient to obtain regulatory approval unless we can also show an adequate duration of response.
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
Data from earlier studies conducted by the third-party research institutions should not be relied upon as evidence that later or larger-scale clinical trials will succeed. Some future trials may have different patient populations than current studies and will test our product candidates in different indications, among other differences. In addition, our proposed manufacturing processes for our product candidates include what we believe will be process improvements that are not part of the production processes that were previously used in the earlier conducted clinical trials being conducted by the research institutions. Accordingly, our results with our product candidates may not be consistent with the results of the clinical trials.
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
We presently rely on contract manufacturing organizations to produce our product candidates at development and commercial scale quantities and have not yet qualified an alternate manufacturing supply, which could negatively impact our ability to meet any future demand for the products.
We currently rely on HCATS to provide the cell processing services necessary for clinical production for our various CD34+ cell therapy product candidates. The Foundation for Biomedical Research and Innovation, a Japanese corporation with its principal place of business in Kobe, Japan ("FBRI") will provide all cell processing services for the CLBS12 CLI trial in Japan. HCATS and FBRI also provide services and produce materials for clinical trials on behalf of unaffiliated third parties. To date, neither has produced any products at commercial scale quantities. We expect that HCATS and FBRI would need to expand significantly their manufacturing capabilities to meet potential commercial demand for CLBS03, CLBS12, CLBS14-CMD and CLBS14-NORDA and any other of our product candidates, if approved, as well as any of our other product candidates that might attain regulatory approval. Such expansion would require additional regulatory approvals. Even if they increase their manufacturing capabilities, it is possible that they may still lack sufficient capacity to meet demand. Ultimately, if we are unable to supply our products to meet commercial demand, whether because of processing constraints or other disruptions, delays or difficulties that we experience, sales of the products and their long-term commercial prospects could be significantly damaged.
We do not presently have redundant suppliers for any of our product candidates. If the facilities where our product candidates are being manufactured and/or the associated equipment were significantly damaged or destroyed, or if there were other disruptions, delays or difficulties affecting manufacturing capacity, our planned and future clinical trials and commercial production for these product candidates would likely be significantly disrupted and delayed. It would be both time consuming and expensive to replace this capacity with third parties, particularly since any new facility would need to comply with regulatory requirements.
Ultimately, if we are unable to supply our cell therapy product candidates to meet commercial demand, were commercial approval to be obtained, whether because of processing constraints or other disruptions, delays or difficulties that we experience, our production costs could increase dramatically, and sales of the product and its long-term commercial prospects could be significantly damaged.
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
Even if we successfully develop and obtain regulatory approval for our cell therapy product candidates, the market may not understand or accept the products, which could adversely affect both the timing and level of future sales. Ultimately, the degree of market acceptance of our product candidates (or any of our future product candidates) will depend on a number of factors, including:

Index

•	the efficacy and potential advantages compared to alternative treatments or competitive products;

•	the prevalence and severity of any side effects;

•	physician acceptance of our cell therapy approach to our target disease indications, include the ease or difficulty of administering the future products;

•	restrictions on how the product is distributed or used;

•	the strength of our marketing and distribution support, including whether we receive support from any patient advocacy groups;

•	the adequacy of product supply in light of complex manufacturing and distribution processes;

•	our ability to distinguish our products (which involve adult cells) from any ethical and political controversies associated with stem cell products derived from human embryonic or fetal tissue; and

•	the cost of the product, the reimbursement policies of government and third-party payors and our ability to obtain sufficient third-party coverage or reimbursement.

Even if we are successful in achieving sales of our product candidates, it is not clear to what extent, if any, the products will be profitable. The costs of goods associated with production of cell therapy products are significant. While we are working to improve the speed and efficiency and lower the cost of our manufacturing processes, there can be no assurance that we will be successful in these efforts. In addition, some changes in manufacturing processes or procedures generally require FDA or foreign regulatory authority review and approval prior to implementation. Thus, we may need to conduct additional nonclinical studies and clinical trials to support approval of any such changes. Furthermore, this review process could be costly and time-consuming and could delay or prevent the commercialization of product candidates.

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

Index

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

As a result, if we enter into collaboration agreements and strategic partnerships or license our products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.
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
The clinical development, commercialization and marketing of cell and tissue-based therapies are at an early stage, substantially research-oriented and financially speculative. To date, very few companies have been successful in their efforts to develop and commercialize a cell therapy product. In general, cell-based or tissue-based products may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy, or other characteristics that may prevent or limit their approval or commercial use. Regulatory approval of novel product candidates such as CLBS03, CLBS12, CLBS14-CMD and CMBS14-NORDA, which are each manufactured using novel and proprietary manufacturing processes, can be more complex and expensive and take longer than other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to the FDA’s lack of experience with them. To our knowledge, the FDA has only approved five autologous cell therapy products to date.
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
As a general matter, we also face competition from many other companies that are researching and developing cell therapies. Many of these companies have financial and other resources substantially greater than ours. In addition, many of these competitors have significantly greater experience in testing pharmaceutical and other therapeutic products, obtaining FDA and other regulatory approvals, and marketing and selling FDA-approved products in highly regulated commercial health care markets. If we ultimately obtain regulatory approval for any of our product candidates, we also will be competing with

Index

respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no commercial-scale experience. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in resources being even more concentrated by our competitors. Competition may increase further as a result of advances made in the commercial applicability of our technologies and greater availability of capital for investment in these fields.
Our cell therapy product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.
The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated pathway for licensure of so-called biosimilar and interchangeable biological products, both of which have specific defined meanings under the law. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original reference product is approved for marketing in the U.S. a stand-alone BLA. The law is complex and is still being interpreted and implemented by the FDA. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
There is a risk that the FDA will not consider any of our therapeutic candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing, as well as unique state laws and government/private policies.
We may be subject to significant product liability claims and litigation, including potential exposure from the use of our product candidates in human subjects, and our insurance may be inadequate to cover claims that may arise.
Our business exposes us to potential product liability risks inherent in the testing, processing and marketing of cell therapy products. Such liability claims may be expensive to defend and result in large judgments against us. We face an inherent risk of product liability exposure related to the testing of our current and any future product candidates in human clinical trials and will face an even greater risk with respect to any commercial sales of our products should they be approved. None of our product candidates have been widely used over an extended period of time, and therefore relevant safety data are limited. Cell therapy companies also derive the raw materials for manufacturing of product candidates from human cell sources, and therefore the manufacturing process and handling requirements, including ensuring compliance with cGTPs, are extensive, which increases the risk of quality failures and subsequent product liability claims. We presently have product liability insurance limited to $10 million per incident and $10 million in annual aggregate.
We will need to increase our insurance coverage when we begin commercializing product candidates, if ever. At that time, we may not be able to obtain or maintain product liability insurance on acceptable terms with adequate coverage or at all, or if claims against us substantially exceed our coverage, then our financial position could be significantly impaired.
Whether or not we are ultimately successful in any product liability litigation that may arise, such litigation could consume substantial amounts of our financial and managerial resources, decrease demand for our products and injure our reputation.
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

Index

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
We rely on information technology systems to keep financial records, maintain laboratory and corporate records, communicate with staff and external parties and operate other critical functions. Any significant insufficiency degradation or failure of these computer systems could cause us to inaccurately calculate or lose our data. Despite the implementation of security measures, these internal computer systems and those used by our clinical investigators, clinical research organizations, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. The techniques that could be used by criminal elements or foreign governments to attack these computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. While we have not experienced any such system failure, theft of information, accident or security breach to date, if such an event were to occur and cause interruptions in its operations, it could result in a material disruption of our clinical development activities. For example, the loss of clinical trial data from historical or future clinical trials could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data. To the extent that any disruption, theft of information, or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the clinical development, and the future development of our product candidates could be delayed.

RISKS RELATED TO MANUFACTURING OUR DEVELOPMENT PRODUCT CANDIDATES
On March 16, 2017, we entered into a purchase agreement (the "Purchase Agreement") to sell our remaining membership interest in PCT to Hitachi (the "Sale"). As a result of the Sale, we no longer have an ownership interest in PCT. Consequently, we have no internal capacity to manufacture our development product candidates and have no assurance that we will continue to have access to manufacturers in our industry that can effectively make our development products or make them at an affordable, saleable or otherwise commercially reasonable price or quantity.
Cell manufacturers have a finite manufacturing capacity, which could inhibit the long-term growth prospects of our business.
We currently have manufacturing contracts to produce materials for our clinical trials with HCATS at its existing manufacturing facilities in Allendale, New Jersey and Mountain View, California as well as with FBRI at its manufacturing facility in Kobe, Japan. These facilities are intended and have been designed to be compliant with FDA cGMP and cGTP requirements. While we believe these facilities provide us with sufficient capacity to meet our expected near-term needs, it is possible that the demand for our products could exceed their existing manufacturing capacity. We expect that as our own cell therapy development programs progress and demand for cell therapy services in the industry expand, it may become necessary or desirable for us to expand our manufacturing vendors for cell therapy services and products in the future, which may require us to invest significant amounts of capital and to obtain regulatory approvals. If HCATS and/or FBRI is/are unable to meet our rising demand for products and services on a timely basis or unable to maintain cGMP/cGTP compliance standards, then it is likely that we will seek to obtain the products and services from competitors, the availability of which we cannot guarantee, and the progress of our own programs will be impaired which could materially and adversely affect the overall success of our development programs.
Components of therapeutic products approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMPs and manufacturers of cell-based product candidates, in particular, such as CLBS03 also must comply with cGTPs. In addition, manufacturers of therapeutic products may be required to modify their manufacturing processes from time to time in response to FDA requests. The manufacture of live cellular-based products is complex and imposes significant regulatory burdens that may change over time. We may encounter difficulties in the production of our product candidates due to our limited manufacturing experience.
We will need to improve manufacturing efficiency at our contract manufacturers in order to establish cost of goods levels that will permit approved products to succeed commercially.
HCATS is working to improve the efficiency of cell therapy product development through the development of engineering and innovation solutions that go beyond current practices to develop long-term solutions to the unique challenges of cell therapy manufacturing with the ultimate goal of improving scale up, cost of goods quality control and robustness of the manufacturing process. They cannot provide assurances that they will be able to develop process enhancements that are acceptable to the FDA, or other comparable regulatory authorities, on a timely basis, on commercially reasonable terms, or at all, or that any expected improvement in profitability will be realized. If they are unsuccessful in their efforts to develop

Index

these improvements, we may be unable to develop commercially viable products, which would impair our ability to continue our operations.
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
Government authorities in the United States, at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising and promotion, distribution, marketing, import and export of pharmaceutical and biological products, such as CLBS03, CLBS12 or CLBS14-CMD and CLBS14-NORDA. The process of obtaining required regulatory approvals and the subsequent compliance with appropriate statutes and regulations requires the expenditure of substantial time and money, and there is no guarantee that we will successfully complete the steps needed to obtain regulatory approval of CLBS03, CLBS12, CLBS14-CMD or CLBS14-NORDA or any future product candidates. There also are extensive and ongoing post-marketing compliance obligations to which we would be subject following FDA approval of any of our product candidates. In addition, these federal regulations may change, and our product candidates may be subject to new laws or regulations due to the rapid advancement of the regenerative medicine field and legislators'/regulators' interest in it.

To date, we have not received regulatory approval to market any of our product candidates in any jurisdiction. If we seek approval of any of our cell therapy product candidates, we will be required to submit to FDA and European and potentially other regulatory authorities extensive preclinical and clinical data supporting the safety and efficacy of such products, as well as information about the manufacturing process and to undergo inspection of manufacturing facilities, among other things. The process of obtaining FDA and other regulatory approvals is expensive, typically takes many years and is subject to numerous risks and uncertainties, particularly with complex and/or novel product candidates such as our cell-based product candidates. Changes in regulatory approval policies during the clinical research and development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application or may make it easier for our competitors to gain regulatory approval to enter the marketplace. Ultimately, the FDA and other regulatory agencies have substantial discretion in the approval/licensure process and may refuse to accept any application or may decide that our product candidate data are insufficient for approval without the submission of additional preclinical, clinical or other time-consuming studies. In addition, varying agency interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory

Index

approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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
Although we seek to conduct our business in compliance with applicable laws and regulations, these laws and regulations are exceedingly complex and often subject to varying interpretations. The cell therapy industry is the topic of significant government interest, and thus the laws and regulations applicable to our business are subject to frequent change and/or reinterpretation. As such, there can be no assurance that we will be able, or will have the resources, to maintain compliance with all applicable biopharmaceutical and health care laws and regulations. Failure to comply with such biopharmaceutical and health care laws and regulations could result in significant enforcement actions, civil or criminal penalties, which along with the costs associated with such compliance or with enforcement of such biopharmaceutical and health care laws and regulations, may have a material adverse effect on our operations or may require restructuring of our operations or impair our ability to operate profitably.
Facilities engaged in the recovery, processing, storage, labeling, packaging or distribution of any human cells, tissues or cellular- and tissue-based products, or the screening or testing of a donor, are required to register with the FDA. Any third party retained by us to process our samples must be similarly registered with the FDA and comply with applicable regulations as well as with FDA's cGTP regulations and any failure to comply with these requirements could adversely affect our business.
In addition to cGTPs, FDA's cGMP regulations govern the manufacture, processing, packaging and holding of cell therapy products that are regulated as drugs. Any third-party manufacturers that prepare our products must comply with cGMP requirements including quality control, quality assurance and the maintenance of records and documentation for certain products. They may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. These requirements may change over time and we or third-party manufacturers may be unable to comply with the revised requirements.
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
The completion of our clinical trials also may be delayed or terminated for a number of other reasons, including if:

•
third-party clinical investigators do not perform the clinical trials on the anticipated schedule or consistent with the clinical trial protocol, GCPs required by the FDA and other regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;

Index

•
inspections of clinical trial sites by the FDA or by IRBs of research institutions participating in the clinical trials, reveal regulatory violations that require the sponsor of the trial to undertake corrective action, suspend or terminate one or more sites, or prohibit use of some or all of the data in support of marketing applications; or

•	the FDA or one or more IRBs suspends or terminates the trial at an investigational site or precludes enrollment of additional subjects.
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
Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by our product candidates after obtaining U.S. or foreign regulatory approval or other products with the same or related active ingredients, a number of potential consequences could result, including:

•	regulatory authorities may withdraw their approval of the product;

•	regulatory authorities may require a recall of the product or we may voluntarily recall a product;

•
regulatory authorities may require the addition of warnings or contradictions in the product labeling, narrowing of the indication in the product label or issuance of field alerts to physicians and pharmacies;

•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients or institute a REMS;

•	we may be subject to limitation as to how we promote the product;

•	we may be required to change the way the product is administered or modify the product in some other way;

•	the FDA or applicable foreign regulatory authority may require additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;

•	sales of the product may decrease significantly;

•	we could be sued and held liable for harm caused to patients; and

•	our brand and reputation may suffer.
Health care companies have been the subject of federal and state investigations, and we could become subject to investigations in the future.
Both federal and state government agencies have heightened civil and criminal enforcement efforts. There are numerous ongoing investigations of health care companies, including drug, biologic and medical device companies, as well as their executives and managers. In addition, amendments to the Federal False Claims Act, including under health care reform, have made it easier for private parties to bring “qui tam” (whistleblower) lawsuits against companies under which the whistleblower may be entitled to receive a percentage of any money paid to the government. The Federal False Claims Act provides, in part, that an action can be brought against any person or entity that has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get

Index

a claim approved. The government has taken the position that claims presented in violation of the federal anti-kickback law, Stark Law or other health care-related laws, including laws enforced by the FDA, may be considered a violation of the Federal False Claims Act. Penalties include substantial fines for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person or entity and/or exclusion from the Medicare program. In addition, a majority of states have adopted similar state whistleblower and false claims provisions.
We are not aware of any government investigations involving any of our facilities or management. While we believe that we are in material compliance with applicable governmental health care laws and regulations, any future investigations of our business or executives could cause us to incur substantial costs, and result in significant liabilities or penalties, as well as damage to our reputation.
It is uncertain to what extent the government, private health insurers and third-party payors will approve coverage or provide reimbursement for the therapies and products to which our services relate. Availability for such reimbursement may be further limited by an increasing uninsured population and reductions in Medicare and Medicaid funding in the United States.
To the extent that U.S. health care providers cannot obtain coverage or reimbursement for our therapies and products, they may elect not to provide such therapies and products to their patients and, thus, may not need our services. Further, as cost containment pressures are increasing in the health care industry, government and private payors may adopt strategies designed to limit the amount of reimbursement paid to health care providers.
Similarly, the trend toward managed health care and bundled pricing for health care services in the United States, could significantly influence the purchase of health care services and products, resulting in lower prices and reduced demand for our therapeutic products under development.
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
Furthermore, there has been a trend in recent years towards reductions in overall funding for Medicare and Medicaid. There has also been an increase in the number of people who do not have any form of health care coverage in recent years and who are not eligible for or enrolled in Medicare, Medicaid or other governmental programs. The extent to which the reforms brought about under health care reform may be successful in reducing the number of such uninsured is unclear, and the reduced funding of governmental programs and increase in uninsured populations could have a negative impact on the demand for our services to the extent they relate to products and services which are reimbursed by government and private payors.
Unintended consequences of health care reform legislation in the U.S. may adversely affect our business.
The health care industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the U.S., comprehensive programs are under consideration that seek to, among other things, increase access to health care for the uninsured and control the escalation of health care expenditures within the economy. In March 2010, the Patient Protection and Affordable Care Act (“PPACA”), as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. While we do not believe this legislation will have a direct impact on our business, the legislation requires the adoption of implementing regulations, which may have unintended consequences or indirectly impact our business. For instance, the scope and implications of the amendments pursuant to the Fraud Enforcement and Recovery Act of 2009 (“FERA”), have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may impact our business. Also, in some instances our clients may be health insurers that will be subject to limitations on their administrative expenses and federal review of “unreasonable” rate increases that could impact the prices they pay for our services. If the legislation causes such unintended consequences or indirect impact, it could have a material adverse effect on our business, financial condition and results of operations.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, creates the Joint Select Committee on Deficit

Index

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
The U.S. government has in the past considered, is currently considering and may in the future consider health care policies and proposals intended to curb rising health care costs, including those that could significantly affect both private and public reimbursement for health care services. State and local governments, as well as a number of foreign governments, are also considering or have adopted similar types of policies. Future significant changes in the health care systems in the United States or elsewhere, and current uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products. We are unable to predict whether other health care policies, including policies stemming from legislation or regulations affecting our business, may be proposed or enacted in the future; what effect such policies would have on our business; or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.
We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for our products or additional pricing pressures.
Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.
In some countries, particularly the member states of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various E.U. member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries where we may seek to market our product candidates in the future, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidate to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.
Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely

Index

review and process our regulatory submissions, which could have a material adverse effect on our business. Further, upon completion of this offering and in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Competitor companies or hospitals may be able to take advantage of EU rules permitting sales of unlicensed medicines for individual patients to sell competing products without a marketing authorization.
The EU medicines rules allow individual member states to permit the supply of a medicinal product without a marketing authorization to fulfill special needs, where the product is supplied in response to a bona fide unsolicited order, formulated in accordance with the specifications of a health care professional and for use by an individual patient under his direct personal responsibility.  This may in certain countries also apply to products manufactured in a country outside the EU and imported to treat specific patients or small groups of patients.  In addition, designated advanced therapy medicinal products do not need a marketing authorization if they are prepared on a non-routine basis and are used within the same EU member state in a hospital in accordance with a medical prescription for an individual patient.
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
We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we, and any potential collaborators in those jurisdictions, will be subject to additional risks related to operating in foreign countries, including:

•	differing regulatory requirements in foreign countries;

•	differing coverage and reimbursement requirements in foreign countries;

•	unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	difficulties staffing and managing foreign operations;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign laws, such as the U.K. Anti-Bribery Act;

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
Our commercial success will depend, in part, on obtaining and maintaining patent protection for new technologies, product candidates, products and processes and successfully defending such patents against third-party challenges. To that end, we

Index

file patent applications, and have been issued patents, that are intended to cover certain methods and uses of stem cells as well as compositions and methods relating to T regulatory cells and hematopoietic stem cells. These patent applications may never result in the issuance of patents.
The patent positions of biotechnology companies can be highly uncertain and involve complex legal, scientific and factual questions and recent court decisions have introduced significant uncertainty regarding the strength of patents in the industry. Moreover, the legal systems of some foreign countries do not favor the aggressive enforcement of patents and may not protect our intellectual property rights to the same extent as the laws of the United States. Any of the issued patents we own or license may be challenged by third parties and held to be invalid, unenforceable or with a narrower or different scope of coverage than what we currently believe, effectively reducing or eliminating protection we believed we had against competitors with similar products or technologies. If we ultimately engage in and lose any such patent disputes, we could be subject to competition and/or significant liabilities, we could be required to enter into third-party licenses or we could be required to cease using the disputed technology or product. In addition, even if such licenses are available, the terms of any license requested by a third party could be unacceptable or unaffordable to us.
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
Litigation relating to intellectual property is expensive, time-consuming and uncertain, and we may be unsuccessful in our efforts to protect against infringement by third parties or defend ourselves against claims of infringement.
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
A significant amount of our technology, especially regarding manufacturing processes, is unpatented and is maintained as trade secrets and /or know-how. We expend significant energy, resources and know-how in an effort to protect these trade secrets and know-how, including through the use of confidentiality agreements. Even so, improper use or disclosure of our confidential information could occur, and in such case, adequate remedies may not exist. The disclosure of trade secrets and know-how could impair our competitive position.
In certain countries, patent holders may be required to grant compulsory licenses, which would likely have a significant and detrimental effect on any future revenues in such country.

Index

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
The Leahy-Smith America Invents Act (AIA), which was signed into law on September 16, 2011, significantly changed United States patent law. It may take some time to establish what the law means, since it is just being interpreted by the lower courts, and any lower court decisions have not been reviewed by either the Federal Circuit Court of Appeals or the Supreme Court, a process that will take years. The first major change is that AIA switches the U.S. patent system from a “first to invent” system to a “first to file” system. Now that the first to file system is in effect, there is a risk that another company may independently develop identical or similar patents at approximately the same time and be awarded the patents instead of us. Further, in the second major change, AIA abolished interference proceedings, and establishes derivation proceedings to replace interference proceedings in all cases in which the time period for instituting an interference proceeding has not lapsed where an inventor named in an earlier application derived the claimed invention from a named inventor. Now that the derivation proceedings are in effect, there is a risk that the inventorship of any pending patent application can be challenged for reasons of derivation. The third major change is that AIA established post-grant opposition proceedings that will apply only to patent applications filed after “first to file” became effective. Post-grant opposition will enable a person who is not the patent owner to initiate proceedings in the patent office within 9 months after the grant of a patent that can result in cancellation of a patent as invalid. There is a risk, therefore, that any of our patents once granted after the effective date of these provisions of the AIA (March 16, 2013) may be subject to post-grant opposition, which will increase uncertainty on the validity of any newly granted patent or may ultimately result in cancellation of the patent.
Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
Our commercial success depends in part on our avoiding infringement of the patents, trademarks and proprietary rights of third parties. There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, and reexamination proceedings before the U.S. Patent and Trade Office (the "USPTO") and corresponding foreign patent offices and trademark violations. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing products and services. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our products and services may be subject to claims of infringement of the patent rights of third parties.
Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to devices, materials, formulations, methods of manufacture, or methods for treatment related to the use or manufacture of our products and services. We have conducted freedom to operate analyses with respect to only certain of our products and services, and therefore we do not know whether there are any third-party patents that would impair our ability to commercialize these products and services. We also cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of our products and services. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our products or services may infringe upon.
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

Index

RISKS RELATED TO OUR CAPITAL STOCK
Our stock price has been, and will likely continue to be, highly volatile.
The market price of our common stock has been, and in the future may continue to be, highly volatile. For example, from January 1, 2018 through March 8, 2019 our common stock traded as low as $3.05 per share and as high as $11.65 per share.
The market price for our common stock is highly dependent on, among other things, stock market conditions in general, our clinical development efforts, the profitability and growth of our cell therapy services business and the growth of our business in general, the amount of our available cash and investments and our level of cash utilization. Future events could increase the volatility seen in our common stock and ultimately cause a significant decline in the price of our common stock and ultimately impact our ability to raise additional capital in the future. These events could include the following, among others:

•	low levels of trading volume for our shares;

•	capital-raising or other transactions that are, or may in the future be, dilutive to existing stockholders or that involve the issuance of debt securities;

•	delays in our clinical trials, negative clinical trial results or adverse regulatory decisions relating to our product candidates;

•	adverse fluctuations in our revenues or operating results or financial results that otherwise fall below the market's expectations;

•	disappointing developments concerning our cell therapy product candidates;

•	positive developments concerning our cell therapy product candidates that lead to the need for additional capital to complete the development process; and

•	legal challenges, disputes and/or other adverse developments impacting our patents or other proprietary rights that protect our products.
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
As of December 31, 2018, there were 9,865,735 shares of our common stock outstanding. In addition, there were outstanding stock options, restricted stock units and warrants representing the potential issuance of an additional 1,048,530 shares of our common stock. The issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect the price of our common stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares could cause the supply of our common stock available for purchase in the market to exceed the purchase demand for our common stock. Such supply in excess of demand could cause the market price of our common stock to decline.
Sales of our common stock pursuant to our at-the-market sales agreement with H.C. Wainwright & Co. may cause substantial dilution to our existing stockholders and the sale of such shares of common stock could cause the price of our common stock to decline.
We entered into a Common Stock Sales Agreement with H.C. Wainwright & Co. in February 2018, which was subsequently amended on August 2, 2018, pursuant to which we may sell up to $25 million of shares of our common stock over the term of that agreement, subject to certain terms and conditions.
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

Index

Provisions in our amended and restated certificate of incorporation and by-laws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
Our amended and restated certificate of incorporation and by-laws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our staggered board of directors may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval.
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
We may fail to comply with the continued listing requirements of the Nasdaq Capital Market, such that our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
Our common stock is listed for trading on the Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available. In February 2016, we received such a deficiency notice from the Nasdaq informing us that our stock had traded under $1.00 for thirty (30) consecutive trading days, and that if it did not trade at or above $1.00 for ten (10) consecutive trading days during the next 180 days, our common stock would be delisted absent meeting other conditions for delaying delisting. On July 28, 2016, the Company effected a one-for-ten reverse stock split of its issued and outstanding shares of common stock to increase the per share trading price of our common stock to satisfy the $1.00 minimum bid price requirement. By letter dated August 11, 2016, The Nasdaq Capital Market, Listing Qualification Department confirmed that our common stock was in compliance with listing requirements.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.

Index

Our corporate headquarters are in Basking Ridge, New Jersey. The space is approximately 11,600 rentable square feet. The base monthly rent is approximately $24,000 and the lease term ends May 31, 2022. In addition, there are two five-year renewal options. In February 2018, we executed a two-year lease for approximately 3,400 rentable square feet in Rye Brook, New York. The new office lease replaced our 10,000 square foot lease in New York, New York, which expired on January 31, 2018. The base monthly rent is approximately $8,400 for our Rye Brook, New York office. In addition, we have the option to renew the lease for a three-year term. We believe the total leased space is sufficient for the near future.

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

Holders
As of March 8, 2019, there were approximately 693 stockholders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
Dividends and Dividend Policy
We have not paid cash dividends on our common stock. The holders of our common stock are each entitled to receive dividends when and if declared by the board of directors out of funds legally available therefor, subject to the terms of any outstanding series of preferred stock. We intend to retain any future earnings to fund the development and growth of our business, and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Equity Compensation Plan Information
The following table provides information as of December 31, 2018 regarding shares of our common stock that may be issued under our existing equity compensation plans, including our 2018 Equity Incentive Compensation Plan (the "2018 Plan"), our 2015 Equity Compensation Plan (the "2015 Plan"), our 2009 Stock Option and Incentive Plan (the “2009 Plan”), our 2003 Stock Option and Incentive Plan (the “2003 Plan”), and our amended 2017 Employee Stock Purchase Plan (the "Amended 2017 ESPP").

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options (1)	Weighted Average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders (2)	1,018,530	$30.50	1,460,066	(3)

(1)
Includes stock options only; does not include purchase rights accruing under the Amended 2017 ESPP Plan because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(2)	Consists of the 2018 Plan, the 2015 Plan, the 2009 Plan, the 2003 Plan, and the Amended 2017 ESPP.

(3)	Includes shares available for future issuance under the 2018 Plan and the Amended 2017 ESPP.

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
OVERVIEW
Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”) is a late-stage therapeutics development biopharmaceutical company committed to the development of innovative products that have the potential to restore the health of people with chronic illnesses. Our leadership team collectively has decades of biopharmaceutical development experience and world-recognized scientific achievement in the fields of cardiovascular medicine and cell therapy, among other areas. Our goal is to build a broad portfolio of novel and versatile products that address important unmet medical needs. Our current product candidates include three developmental treatments for cardiovascular diseases based on our CD34+ cell therapy platform: CLBS12, in Phase 2 and eligible for early conditional approval in Japan for the treatment of critical limb ischemia ("CLI"); CLBS14-CMD, in Phase 2 in the U.S. for the treatment of coronary microvascular dysfunction ("CMD"); CLBS14-NORDA (previously known as CLBS14-RfA), for which we are in discussions with the U.S. Food and Drug Administration (the "FDA") to finalize the Phase 3 trial protocol for no-option refractory disabling angina ("NORDA"); and one autoimmune product candidate, CLBS03, an ex vivo expanded polyclonal T regulatory cell therapy for the treatment of recent-onset Type 1 diabetes ("T1D") for which we completed the analysis of the one-year follow-up data for the primary endpoint of a Phase 2a study and publicly reported on February 13, 2019 that the study did not meet its primary endpoint.
Ischemic Repair (CD34 Cell Technology)

Our CD34+ cell technology has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34+ cells, we seek to promote the development and formation of new microvasculature and thereby increase blood flow to the impacted area. We believe that a number of conditions caused by underlying ischemic injury can be improved through our CD34+ cell technology, including but not limited to CLI, CMD and NORDA.

Regarding CLBS12, our product candidate for CLI, after detailed discussion and agreement with the Japanese Pharmaceutical and Medical Device Agency ("PMDA"), we opened a Phase 2 trial for enrollment in December 2017 and announced in March 2018 treatment of the first patient. Based on our discussions with the PMDA, we expect that a successful outcome of this trial will make CLBS12 eligible for early conditional approval in Japan, thereby effectively making our Phase 2 trial a potential registration trial in that strategic market. The initial responses observed in the small number of subjects who have reached an endpoint in this open label study are consistent with a positive therapeutic effect and safety profile as reported by previously published clinical trials in Japan and the U.S. While these early signs are encouraging, it is clear that the final outcome of the trial will be dependent on all data from all subjects.

In October 2017, we announced the award of a $1.9 million grant from the National Institutes of Health to support a clinical study of CD34+ cells in patients with CMD. This led to the initiation of development of CLBS14-CMD and enrollment of patients in our ESCaPE-CMD Phase 2 proof-of-concept study at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center, Los Angeles, CA. The early results observed in this open label trial from the small number of subjects who have reached the 6-month (primary endpoint) follow-up visit support our expectations for CLBS14-CMD and its positive therapeutic effect and acceptable safety profile in this indication. While the final outcome of the trial will be dependent on the 6-month data from all subjects, these early observations of increased coronary flow reserve and decreased angina symptoms in treated patients are encouraging.

To support a development program of CD34+ cells in the indication of NORDA, we acquired the rights to data and regulatory filings for a CD34+ cell therapy program for refractory angina that had been advanced to Phase 3 under the previous investigational new drug application (“IND”) holder. We have designated this program CLBS14-NORDA and reactivated the IND with the FDA with Caladrius as the sponsor. We are presently working with the FDA to finalize the design of a single registration trial for the registration of CLBS14-NORDA and are targeting the initiation of that trial in fall of 2019.

Immunomodulation (Treg Technology)

We have been developing for the last several years an innovative therapy for T1D (identified as CLBS03) that is based on a proprietary T regulatory cell platform technology for immunomodulation. CLBS03 was granted Fast Track and Orphan drug designations from the FDA for this proposed indication and was granted Advanced Therapeutic Medicinal Product ("ATMP") classification from the European Medicines Agency ("EMA"). This program is based on the use of Tregs (T-regulatory cells) to

Index

treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg number and function. Tregs are a natural part of the human immune system and regulate the activity of effector T cells, the cells that are responsible for protecting the body from pathogens and foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by effector T cells. In autoimmune disease, however, it is thought that deficient Treg activity and numbers permit the effector T cells to attack the body's own beneficial cells. In the case of T1D, the beta cells in the pancreas are attacked, thereby reducing and/or eliminating over time the patient's ability to produce insulin.

In 2016, we commenced patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2a prospective, randomized, placebo-controlled, double-blind clinical trial to evaluate the safety and efficacy of CLBS03 in adolescents with recent onset T1D (the "T-Rex Study"). On February 13, 2019, we announced top line results indicating that the therapy was well-tolerated but that the study's primary endpoint of preservation of C-peptide had not been achieved. We further indicated that we and our advisors would conduct, over time, a comprehensive analysis of all data from the trial (including any 2-year follow-up data to come) and would make decisions regarding further development of CLBS03 based on the results of those analyses.

Additional Out-licensing Opportunities
Our broad intellectual property portfolio of cell therapy assets includes notable programs available for out-licensing in order to continue their clinical development. These include additional indications for both our Treg product and our CD34+ cell technology.

Our current long-term strategy focuses on advancing our therapies through development with the aim of eventually obtaining market authorizations and entering commercialization, either alone or with partners, to provide treatment options to patients suffering from life-threatening medical conditions. We believe that we are positioned to realize potentially meaningful value increases within our own proprietary pipeline if we are successful in advancing our product candidates to their next significant development milestones.

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

Results of Operations
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net losses from continuing operations for the years ended December 31, 2018 and 2017 were each approximately $16.2 million. Overall net loss for the year ended December 31, 2018 was approximately $16.2 million, compared with overall net income of $22.2 million for the year ended December 31, 2017. In May 2017, the Company sold its remaining 80.1% membership interest in PCT to Hitachi, and as a result, all operations of the PCT Segment, including the gain on sale of $51.7 million, was reported as discontinued operations during the year ended December 31, 2017.
Operating Expenses
For the year ended December 31, 2018, operating expenses totaled $17.0 million compared to $27.6 million for the year ended December 31, 2017, representing a decrease of $10.6 million or 38%. Operating expenses were comprised of the following:

•
Research and development expenses were approximately $7.6 million for the year ended December 31, 2018 compared to $15.8 million for the year ended December 31, 2017, representing a decrease of approximately $8.2 million, or 52%.

◦
Ischemic Repair - Ischemic repair expenses were $7.5 million for the year ended December 31, 2018, representing an increase of approximately $4.9 million compared to the year ended December 31, 2017. The increase is primarily related to (i) expenses associated with our Phase 2 study of CLBS12 in critical limb ischemia development program in Japan, (ii) the initiation of our Phase 1b/2a study for CLBS14-CMD in coronary microvascular dysfunction, and (iii) expenses associated with the planning of our CLBS14-NORDA program in no option refractory disabling angina.

Index

◦
Immune Modulation - Immune modulation expenses primarily related to expenses associated with our Phase 2 study of CLBS03 in T1D. During the year ended December 31, 2018, we incurred approximately $2.6 million of expense related to the trial, which was entirely offset by the recognition of approximately $2.6 million of amortization of grants received from the California Institute of Regenerative Medicine (CIRM). During the year ended December 31, 2017, we incurred approximately $14.7 million of expense related to the trial, which was partially offset by the recognition of approximately $1.3 million of amortization of grants received from CIRM. In December 2017, we completed enrollment in the Phase 2 study, along with all manufacturing-related costs. Our 2018 expenses reflect significantly lower expenses, along with higher CIRM grant recognition as we transition our activities into the follow-up phase of the clinical trial.

•
General and administrative expenses were approximately $9.4 million for the year ended December 31, 2018, compared to $11.8 million for the year ended December 31, 2017, representing a decrease of approximately $2.4 million, or 20%. The decrease was due to lower general and administrative headcount and corporate-related activities compared with the prior year period.

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

Discontinued Operations
In May 2017, the Company sold its remaining 80.1% membership interest in PCT to Hitachi pursuant to the Purchase Agreement, dated March 16, 2017, by and among Caladrius PCT and Hitachi. The aggregate purchase price to the Company consisted of (i) $75.0 million in cash, (ii) $4.4 million, representing additional consideration based on PCT’s cash and outstanding indebtedness as of the closing date, and (iii) a potential future milestone payment of $5.0 million if PCT had achieved $125 million in cumulative revenue (excluding clinical service reimbursables) (the “Milestone”) for the period from January 1, 2017 through December 31, 2018 (the “Milestone Period”). We had determined that the fair value of the milestone payment as of the closing date was zero and has since confirmed as of December 31, 2018 that the Milestone was not achieved.
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

The operations and cash flows of the PCT Segment were eliminated from ongoing operations with the sale of the Company's PCT interest. The operating results of the PCT Segment for the year ended December 31, 2017 were as follows (in thousands):

Year Ended December 31,
2017
Revenue	$16,039
Cost of revenues	(15,321)
Research and development	(257)
Selling, general, and administrative	(3,251)
Other expense	(14)
Provision for income taxes	(10,541)
Gain on sale of segment	51,744
Income from discontinued operations	$38,399

Analysis of Liquidity and Capital Resources
At December 31, 2018, we had cash, cash equivalents, and marketable securities of approximately $43.1 million, working capital of approximately $38.5 million, and stockholders’ equity of approximately $37.7 million.
During the year ended December 31, 2018, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows (in thousands):

Index

	Year Ended December 31,
	2018	2017
Net cash used in operating activities - continuing operations	$(19,986)	$(20,238)
Net cash (used in) provided by investing activities - continuing operations	(4,707)	41,460
Net cash provided by (used in) financing activities - continuing operations	824	(858)

Operating Activities - Continuing Operations
Our cash used in operating activities in the year ended December 31, 2018 totaled approximately $20.0 million, which is the sum of (i) our net loss from continuing operations of $16.2 million, and adjusted for non-cash income and expenses totaling $1.5 million (which includes adjustments for equity-based compensation, depreciation and amortization, gain on disposal of assets, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities of approximately $5.3 million.
Our cash used in operating activities in the year ended December 31, 2017 totaled approximately $20.2 million, which is the sum of (i) our net loss from continuing operations of $16.2 million, and adjusted for non-cash income and expenses totaling $9.2 million (which includes adjustments for equity-based compensation, depreciation and amortization, loss on disposal of assets, deferred income taxes, income tax benefit, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities of approximately $5.1 million.

Investing Activities - Continuing Operations
Our cash used in investing activities in the year ended December 31, 2018 totaled approximately $4.7 million and was primarily due to investments of $7.1 million in marketable securities (net), approximately $0.1 million for equipment purchases, and partially offset by $2.6 million in proceeds from the sale of our Counterflow Centrifuge System, or CFC, device.
Our cash provided by investing activities in the year ended December 31, 2017 totaled approximately $41.5 million. In 2017, we received $74.6 million in net proceeds in connection with the sale of our 80.1% ownership interest in PCT to Hitachi, less $6.7 million of cash held by our PCT subsidiary on the date of the acquisition. We also invested $26.3 million in marketable securities (net) and spent approximately $0.1 million for property and equipment.

Financing Activities - Continuing Operations
During the year ended December 31, 2018, our financing activities consisted of the following:

•	We raised net proceeds of approximately $1.0 million through the issuance of 149,041 shares of our common stock under the provisions of our Common Stock Sales Agreement with H.C. Wainwright.

•	We raised $0.4 million option exercise proceeds.

•	We paid $0.2 million for obligations under equipment finance leases.

•	We made tax withholding-related payments on net share settlement equity awards to employees of $0.4 million.

During the year ended December 31, 2017, our financing activities consisted of the following:

•	We paid $5.7 million in principal payments on our long-term debt to Oxford Finance, which was fully repaid and retired in May 2017.

•
We raised gross proceeds of approximately $4.4 million through the issuance of approximately 932,204 shares of our common stock under the conditions of the Second Closing relating to the September 2016 private placement offering.

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

Index

Liquidity and Capital Requirements Outlook
To meet our short and long-term liquidity needs, we expect to use existing cash balances and a variety of other means. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets. Our history of operating losses and liquidity challenges may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. We will also continue to seek, as appropriate, grants for scientific and clinical studies from various governmental agencies and foundations. We believe that our cash on hand will enable us to fund operating expenses for at least the next 12 months following the issuance of our financial statements. Any future development of CLBS14-NORDA will be the subject of the use of proceeds of a future capital raise. Similarly, any future development of CLBS12 in the USA will also be the subject of the use of proceeds of a future capital raise.
On March 13, 2019, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s common stock having an aggregate value of up to $26 million, subject to certain limitations and conditions set forth in the Purchase Agreement (the “Offering”). As consideration for entering into the Purchase Agreement, the Company will issue to Lincoln Park an additional 181,510 shares of common stock as commitment shares. Pursuant to the Purchase Agreement, Lincoln Park will purchase 250,000 shares of common stock, at a price of $4.00 per share, for a total gross purchase price of $1.0 million (the “Initial Purchase”) upon commencement. Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement, the Company has the right, from time to time, at its sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2,500,000, unless the Company and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a “Regular Purchase”). If the Company directs Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, the Company may direct Lincoln Park in an “accelerated purchase” to purchase an additional amount of common stock that may not exceed the lesser of (i) 300%  the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of the Company’s common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, the Company may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day.
In February 2018, we entered into a common stock sales agreement (the "Sales Agreement") with H.C. Wainwright & Co., LLC ("HCW"), as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock, which was further amended in August 2018, having an aggregate offering price of up to $25 million. Subject to the terms and conditions of the Sales Agreement, HCW will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon our instructions, including any price, time or size limits specified by us. We have provided HCW with customary indemnification rights, and HCW will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold. We have no obligation to sell any of the shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement. The Sales Agreement will terminate upon the sale of all of the shares under the Sales Agreement unless terminated earlier by either party as permitted under the Sales Agreement. As of December 31, 2018, we issued 149,041 shares of common stock under the Sales Agreement for net proceeds of $1.0 million.
In February 2017, the California Institute for Regenerative Medicine ("CIRM") awarded us funds of up to $12.2 million to support the T-Rex Study. The funding was based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. In March 2018, CIRM calculated the precise amount of the funding award as $8.6 million, based on the actual number of subjects enrolled in California. We have received total funding of $7.9 million through December 31, 2018.
In 2016, Hitachi purchased a 19.9% membership interest in PCT for $19.4 million. In 2017, we received $74.6 million (net) in connection with the sale of our remaining 80.1% ownership interest in PCT to Hitachi, less $6.7 million of cash held by our PCT subsidiary on the date of the acquisition.
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

Index

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements and notes thereto required to be filed under this Item are presented commencing on page 50 of this Annual Report on Form 10-K.

Index

Caladrius Biosciences, Inc. and Subsidiaries

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Caladrius Biosciences, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Caladrius Biosciences, Inc., (a Delaware corporation), and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
New York, New York
March 14, 2019

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$10,299	$29,163
Restricted cash	—	5,005
Marketable securities	32,754	25,917
Prepaid and other current assets	1,053	1,312
Total current assets	44,106	61,397
Property and equipment, net	165	257
Other assets	309	1,722
Total assets	$44,580	$63,376
LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Liabilities
Accounts payable	$762	$1,343
Accrued liabilities	4,857	7,812
Notes payable, current	—	159
Total current liabilities	5,619	9,314
Other long-term liabilities	1,507	3,873
Total liabilities	7,126	13,187
Commitments and Contingencies
Stockholders' Equity
Preferred stock; authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 0.001 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at December 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 9,865,735 and 9,483,911 shares, at December 31, 2018 and December 31, 2017, respectively	10	9
Additional paid-in capital	436,433	433,044
Treasury stock, at cost; 11,080 shares at December 31, 2018 and December 31, 2017 respectively	(708)	(708)
Accumulated deficit	(397,977)	(381,810)
Accumulated other comprehensive loss	(32)	(28)
Total Caladrius Biosciences, Inc. stockholders' equity	37,726	50,507
Noncontrolling interests	(272)	(318)
Total equity	37,454	50,189
	$44,580	$63,376

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017
Operating Expenses:
Research and development	$7,594	$15,843
General, and administrative	9,393	11,750
Operating expenses	16,987	27,593

Operating loss	(16,987)	(27,593)

Other income (expense):
Other income (expense), net	824	273
Interest expense	(5)	(378)
	819	(105)

Loss before benefit from income taxes and noncontrolling interests	(16,168)	(27,698)
Benefit from income taxes	—	(11,527)
Net loss from continuing operations	(16,168)	(16,171)
Discontinued operations - net	—	38,399
Net (loss) income	(16,168)	22,228

Less - net loss from continuing operations attributable to noncontrolling interests	(1)	(182)
Less - net loss from discontinued operations attributable to noncontrolling interests	—	(569)
Net (loss) income attributable to Caladrius Biosciences, Inc. common shareholders	(16,167)	22,979

Amounts Attributable to Caladrius Biosciences, Inc. common shareholders:
Loss from continuing operations	(16,167)	(15,989)
Income from discontinued operations - net of taxes	—	38,968
Net (loss) income attributable to Caladrius Biosciences, Inc. common shareholders	$(16,167)	$22,979

Basic and diluted (loss) income per share:
Continuing operations	$(1.67)	$(1.78)
Discontinued operations	$—	$4.34
Caladrius Biosciences, Inc. common shareholders	$(1.67)	$2.56

Weighted average common shares outstanding:
Basic shares	9,689	8,969
Diluted shares	9,689	8,969

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2018	2017
Net (loss) income	$(16,168)	$22,228

Other comprehensive loss:
Available for sale securities - net unrealized loss	(4)	(28)
Total other comprehensive loss	(4)	(28)

Comprehensive (loss) income	(16,172)	22,200

Comprehensive loss attributable to noncontrolling interests	(1)	(751)

Comprehensive (loss) income attributable to Caladrius Biosciences, Inc. common stockholders	$(16,171)	$22,951

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	10	$—	8,206	$8	$410,372	$—	$(404,789)	$(708)	$4,883	$(817)	$4,066
Net income	—	—	—	—	—	—	22,979	—	22,979	(751)	22,228
Unrealized loss on marketable securities	—	—	—	—	—	(28)	—	—	(28)	—	(28)
Share-based compensation	—	—	54	—	2,494	—	—	—	2,494	—	2,494
Net proceeds from issuance of common stock	—	—	1,220	1	5,700	—	—	—	5,701	—	5,701
Proceeds from option exercises	—	—	4	—	14	—	—	—	14	—	14
Elimination of equity associated with PCT sale	—	—	—	—	—	—	—	—	—	(3,686)	(3,686)
Conversion of redeemable securities	—	—	—	—	14,734	—	—	—	14,734	4,666	19,400
Change in ownership in subsidiary	—	—	—	—	(270)	—	—	—	(270)	270	—
Balance at December 31, 2017	10	$—	9,484	$9	$433,044	$(28)	$(381,810)	$(708)	$50,507	$(318)	$50,189
Net loss	—	—	—	—	—	—	(16,167)	—	(16,167)	(1)	(16,168)
Unrealized loss on marketable securities	—	—	—	—	—	(4)	—	—	(4)	—	(4)
Share-based compensation	—	—	129	—	2,053	—	—	—	2,053	—	2,053
Net proceeds from issuance of common stock	—	—	176	1	1,028	—	—	—	1,029	—	1,029
Proceeds from option exercises	—	—	77	—	355	—	—	—	355	—	355
Change in ownership in subsidiary	—	—	—	—	(47)	—	—	—	(47)	47	—
Balance at December 31, 2018	10	$—	9,866	$10	$436,433	$(32)	$(397,977)	$(708)	$37,726	$(272)	$37,454

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(16,168)	$22,228
Income from discontinued operations	—	(38,399)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity-based compensation expense	2,453	1,963
Depreciation and amortization	225	372
(Gain) loss on disposal of assets	(1,429)	212
Income tax benefit	—	(11,526)
Deferred income taxes	—	(575)
Amortization/accretion on marketable securities	282	340
Changes in operating assets and liabilities:
Prepaid and other current assets	261	1,014
Other assets	291	148
Due to PCT	—	(1,682)
Accounts payable, accrued liabilities and other liabilities	(5,901)	5,667
Net cash used in operating activities - continuing operations	(19,986)	(20,238)
Net cash used in operating activities - discontinued operations	—	(638)
Net cash used in operating activities	(19,986)	(20,876)
Cash flows from investing activities:
Purchase of marketable securities	(69,690)	(60,158)
Sales of marketable securities	62,567	33,873
Proceeds from CFC device sale	2,550	—
Proceeds from PCT sale	—	74,607
Net cash sold in PCT sale	—	(6,727)
Acquisition of property and equipment	(134)	(135)
Net cash (used in) provided by investing activities - continuing operations	(4,707)	41,460
Net cash used in investing activities - discontinued operations	—	(189)
Net cash (used in) provided by investing activities	(4,707)	41,271
Cash flows from financing activities:
Proceeds from exercise of options	355	13
Tax withholding payments on net share settlement equity awards	(403)	(358)
Net proceeds from issuance of capital stock	1,031	5,702
Repayment of long-term debt	—	(5,651)
Proceeds from notes payable	—	401
Repayment of notes payable	(159)	(965)
Net cash provided by (used in) financing activities - continuing operations	824	(858)
Net cash used in financing activities - discontinued operations	—	(74)
Net cash provided by (used in) financing activities	824	(932)
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,869)	19,463
Cash and cash equivalents at beginning of year - continuing operations	34,168	7,077
Cash and cash equivalents at beginning of year - discontinued operations	—	7,628
Cash, cash equivalents and restricted cash at end of year	$10,299	$34,168

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$5	$712
Taxes	—	—
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Business
OVERVIEW
Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”) is a late-stage therapeutics development biopharmaceutical company committed to the development of innovative products that have the potential to restore the health of people with chronic illnesses. The Company's leadership team collectively has decades of biopharmaceutical development experience and world-recognized scientific achievement in the fields of cardiovascular medicine and cell therapy, among other areas. Its goal is to build a broad portfolio of novel and versatile products that address important unmet medical needs. The Company's current product candidates include three developmental treatments for cardiovascular diseases based on its CD34+ cell therapy platform: CLBS12, in Phase 2 and eligible for early conditional approval in Japan for the treatment of critical limb ischemia ("CLI"); CLBS14-CMD, in Phase 2 in the U.S. for the treatment of coronary microvascular dysfunction ("CMD"); CLBS14-NORDA (previously known as CLBS14-RfA), for which the Company is in discussions with the U.S. Food and Drug Administration (the "FDA") to finalize the Phase 3 trial protocol for no-option refractory disabling angina ("NORDA"); and one autoimmune product candidate, CLBS03, an ex vivo expanded polyclonal T regulatory cell therapy for the treatment of recent-onset Type 1 diabetes ("T1D") for which the Company completed the analysis of the one-year follow-up data for the primary endpoint of a Phase 2a study and publicly reported on February 13, 2019 that the study did not meet its primary endpoint.
Ischemic Repair (CD34 Cell Technology)

The Company's CD34+ cell technology has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34+ cells, the Company seeks to promote the development and formation of new microvasculature and thereby increase blood flow to the impacted area. The Company believes that a number of conditions caused by underlying ischemic injury can be improved through its CD34+ cell technology, including but not limited to CLI, CMD and NORDA.

Regarding CLBS12, the Company's product candidate for CLI, after detailed discussion and agreement with the Japanese Pharmaceutical and Medical Device Agency ("PMDA"), the Company opened a Phase 2 trial for enrollment in December 2017 and announced in March 2018 treatment of the first patient. Based on discussions with the PMDA, the Company expects that a successful outcome of this trial will make CLBS12 eligible for early conditional approval in Japan, thereby effectively making the Phase 2 trial a potential registration trial in that strategic market. The initial responses observed in the small number of subjects who have reached an endpoint in this open label study are consistent with a positive therapeutic effect and safety profile as reported by previously published clinical trials in Japan and the U.S. While these early signs are encouraging, it is clear that the final outcome of the trial will be dependent on all data from all subjects.

In October 2017, the Company announced the award of a $1.9 million grant from the National Institutes of Health to support a clinical study of CD34+ cells in patients with CMD. This led to the initiation of development of CLBS14-CMD and enrollment of patients in the Company's ESCaPE-CMD Phase 2 proof-of-concept study at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center, Los Angeles, CA. The early results observed in this open label trial from the small number of subjects who have reached the 6-month (primary endpoint) follow-up visit  support our expectations for CLBS14-CMD and a positive therapeutic effect and acceptable safety profile in this indication. While the final outcome of the trial will be dependent on the 6-month data from all subjects, these early observations of increased coronary flow reserve and decreased angina symptoms in treated patients are encouraging.

To support a development program of CD34+ cells in the indication of NORDA, the Company acquired the rights to data and regulatory filings for a CD34+ cell therapy program for refractory angina that had been advanced to Phase 3 under the previous investigational new drug application (“IND”) holder. The Company has designated this program CLBS14-NORDA and reactivated the IND with the FDA with Caladrius as the sponsor. The Company is presently working with the FDA to finalize the design of a single registration trial for the registration of CLBS14-NORDA and is targeting the initiation of that trial in fall if 2019.

Immunomodulation (Treg Technology)

The Company has been developing for the last several years an innovative therapy for T1D (identified as CLBS03) that is based on a proprietary T regulatory cell platform technology for immunomodulation. CLBS03 was granted Fast Track and Orphan drug designations from the FDA for this proposed indication and was granted Advanced Therapeutic Medicinal Product ("ATMP") classification from the European Medicines Agency ("EMA"). This program is based on the use of Tregs (T-regulatory cells) to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by

Index

enhancing Treg number and function. Tregs are a natural part of the human immune system and regulate the activity of effector T cells, the cells that are responsible for protecting the body from pathogens and foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by effector T cells. In autoimmune disease, however, it is thought that deficient Treg activity and numbers permit the effector T cells to attack the body's own beneficial cells. In the case of T1D, the beta cells in the pancreas are attacked, thereby reducing and/or eliminating over time the patient's ability to produce insulin.

In 2016, the Company commenced patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2a prospective, randomized, placebo-controlled, double-blind clinical trial to evaluate the safety and efficacy of CLBS03 in adolescents with recent onset T1D (the "T-Rex Study"). On February 13, 2019, the Company announced top line results indicating that the therapy was well-tolerated but that the study's primary endpoint of preservation of C-peptide had not been achieved. The Company further indicated that it and its advisors would conduct, over time, a comprehensive analysis of all data from the trial (including any 2-year follow-up data to come) and would make decisions regarding further development of CLBS03 based on the results of those analyses.

Additional Out-licensing Opportunities
The Company broad intellectual property portfolio of cell therapy assets includes notable programs available for out-licensing in order to continue their clinical development. These include additional indications for both its Treg product and its CD34+ cell technology.

The Company's current long-term strategy focuses on advancing its therapies through development with the aim of eventually obtaining market authorizations and entering commercialization, either alone or with partners, to provide treatment options to patients suffering from life-threatening medical conditions. The Company believes that it is are positioned to realize potentially meaningful value increases within its own proprietary pipeline if it is successful in advancing its product candidates to their next significant development milestones.

Discontinued Operations
On May 18, 2017, the Company completed the previously announced sale of its remaining 80.1% membership interest in PCT, LLC, a Caladrius company ("PCT") to Hitachi Chemical Co. America, Ltd. ("Hitachi"), pursuant to the Interest Purchase Agreement (the "Purchase Agreement") dated as of March 16, 2017, by and among the Company, PCT and Hitachi (the "2017 Hitachi Transaction"), for $75.0 million in cash plus an additional cash adjustment of $4.4 million based on PCT’s cash and outstanding indebtedness as of the closing date and a potential future milestone payment (see Note 3). The sale of PCT represented a strategic shift that has had a major effect on the Company's operations, and therefore, all periods presented were adjusted to reflect PCT as discontinued operations. PCT is now known as Hitachi Chemical Advanced Therapeutic Systems (HCATS).

Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended.

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

Index

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
Concentration of Risks
The Company is subject to credit risk from its portfolio of cash, cash equivalents, restricted cash, and marketable securities. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. Cash is held at major banks in the United States. Therefore, the Company is not exposed to any significant concentrations of credit risk from these financial instruments. The goals of the Company's investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk, liquidity of investments sufficient to meet cash flow requirements, and a competitive after-tax rate of return.

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

Property and Equipment
The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method. Repairs and maintenance expenditures that do not extend original asset lives are charged to expense as incurred. The estimated useful lives of property and equipment are as follows:

Furniture and fixtures	10 years
Computer equipment	3 years
Software	3 years
Leasehold improvements	Life of lease

Long-lived Assets
Long-lived assets consist of property and equipment. The assets are amortized on a straight line basis over their respective useful lives. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and/or its eventual disposition, and recognize an

Index

impairment loss, if any. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.
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
Income (Loss) Per Share
Basic income (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares outstanding during the period. Diluted loss per share, which is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares used in the basic income (loss) per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. Diluted income (loss) per share is not presented as such potentially dilutive securities are anti-dilutive to losses incurred from continuing operations in all periods presented.
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
In response to the enactment of the Act in late 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of an entity’s financial statements for the reporting period in which the Tax Act was enacted. Under SAB 118, a company may record provisional amounts during a measurement period for specific income tax effects of the Tax Act for which the accounting is incomplete but for which a reasonable estimate can be determined, and when unable to determine a reasonable estimate for any income tax effects, report provisional amounts in the first reporting period in which a reasonable estimate can be determined.
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

Index

programs. The Company accounts for such grants as a deduction to the related expense in research and development operating expenses when earned.

New Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires that a lessee recognize lease assets and lease liabilities for those leases classified as operating leases. The guidance is effective for interim and annual periods beginning after December 15, 2018. The Company will adopt this new standard on January 1, 2019 (the "effective date") and use the effective date as our date of initial application. As such, we will not adjust prior period amounts. Furthermore, we expect to elect the practical expedients upon transition, which permit companies to not reassess lease identification, classification, and initial direct costs under the new standard for leases that commenced prior to the effective date. We have substantially completed the process of analyzing and extracting relevant data from the Company’s lease contracts. We are finalizing our evaluation of the impact that this guidance will have on our financial statements, including related disclosures, and expect to recognize additional right-of-use assets of approximately $1.3 million as of January 1, 2019, and corresponding lease liabilities related to operating leases of approximately $1.4 million as of January 1, 2019. The ultimate impact that the new standard will depend on the total amount of the Company's lease commitments as of our first reporting period subsequent to the adoption date. The impact of the ASU is non-cash in nature and will not affect the Company’s cash position.

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

In June 2018, the FASB issued ASU No. 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting", which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company's adoption date of ASC 606. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

Note 3 – Collaboration and Hitachi License Agreement
2016 Hitachi Transaction
In March 2016, PCT entered into a global collaboration with Hitachi (the "2016 Hitachi Transaction"). This collaboration consisted of an equity investment in and a license agreement with PCT.
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

Index

in Asia for a minimum of ten years. In connection with the 2017 Hitachi Transaction described below, this exclusive license agreement was terminated.

2017 Hitachi Transaction

In May 2017, the Company sold its remaining 80.1% membership interest in PCT to Hitachi pursuant to the Purchase Agreement, dated March 16, 2017, by and among Caladrius PCT and Hitachi (the "2017 Hitachi Transaction"). The aggregate purchase price to the Company consisted of (i) $75.0 million in cash, (ii) $4.4 million, representing additional consideration based on PCT’s cash and outstanding indebtedness as of the closing date, and (iii) a potential future milestone payment of $5.0 million if PCT had achieved $125 million in cumulative revenue (excluding clinical service reimbursables) (the “Milestone”) for the period from January 1, 2017 through December 31, 2018 (the “Milestone Period”). The Company had determined that the fair value of the milestone payment as of the closing date was zero and has since confirmed as of December 31, 2018 that the Milestone was not achieved.

Hitachi paid the Company $5.0 million in March 2017 as an advance payment pending shareholder approval of the transaction and other closing conditions. On the closing date, the Company received $65.0 million, with an additional $5.0 million of the purchase consideration (the "Escrow Amount") deposited into an escrow account to cover potential indemnification claims against Caladrius. The Escrow Amount was classified as restricted cash on the consolidated balance sheet as of December 31, 2017. In June 2018, the escrow agent disbursed to the Company the Escrow Amount in full. The Company also received the $4.4 million additional consideration payment in July 2017. The Company incurred approximately $6.9 million in transaction costs related to the 2017 Hitachi Transaction, including $4.3 million in retention payments to PCT employees, of which 50% was paid in June 2017, and the other 50% was paid in May 2018 on the one year anniversary of the closing date.

Concurrent with the signing of the Purchase Agreement, on March 16, 2017, Caladrius entered into a Retention and Incentive Agreement with Robert A. Preti, a former Caladrius director and co-founder and the President of PCT, (the “Retention Agreement”). The Retention Agreement superseded all prior agreements and understandings between Dr. Preti and Caladrius regarding the subject matter of the Retention Agreement. Among other things, the Retention Agreement provided:

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

•	Dr. Preti was entitled to 5% of the Milestone payment if it was successfully earned. As of December 31, 2018, the Company confirmed that the Milestone was not achieved.
Note 4 – Available-for-Sale-Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents in our Consolidated Balance Sheets (in thousands):

	December 31, 2018				December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$33,536	$—	$(32)	$33,504	$42,701	$—	$(28)	$42,673
Money market funds	4,314	—	—	4,314	9,212	—	—	9,212
Total	$37,850	$—	$(32)	$37,818	$51,913	$—	$(28)	$51,885

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale debt securities on our Consolidated Balance Sheets (in thousands):

Index

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$5,064	$25,968
Marketable securities	32,754	25,917
Total	$37,818	$51,885

The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in thousands):

	December 31, 2018
	Amortized Cost	Estimated Fair Value
Less than one year	$37,850	$37,818
Greater than one year	—	—
Total	$37,850	$37,818

Note 5 – Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Furniture and fixtures	$26	$25
Computer equipment	247	998
Leasehold improvements	76	66
Property and equipment, gross	349	1,089
Accumulated depreciation	(184)	(832)
Property and equipment, net	$165	$257

The Company’s results included depreciation expense of approximately $0.2 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively.

Note 6 – Loss Per Share
For the years ended December 31, 2018 and 2017, the Company incurred net losses from continuing operations and therefore no common stock equivalents were utilized in the calculation of loss per share as they are anti-dilutive in the periods presented. At December 31, 2018 and 2017, the Company excluded the following potentially dilutive securities (in thousands):

	December 31,
	2018	2017
Stock Options	1,019	1,072
Warrants	30	210
Restricted Stock Units	58	10

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
The Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018 and December 31, 2017 were as follows (in thousands):

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$32,754	$—	$32,754	$—	$25,917	$—	$25,917
	$—	$32,754	$—	$32,754	$—	$25,917	$—	$25,917

Note 8 – Accrued Liabilities

Accrued liabilities were as follow (in thousands):

	December 31,
	2018	2017
Salaries, employee benefits and related taxes	$1,758	$1,389
Retention payments	—	2,233
CIRM upfront funding - current	2,583	2,446
Other	516	1,743
	$4,857	$7,811
Note 9 – Notes Payable
As of December 31, 2017, the Company had notes payable of approximately $0.2 million, relating to certain insurance policies and equipment financings.
Note 10 – Stockholders' Equity
Equity Plans
The Company has used long-term incentive plans for the purpose of granting equity awards to employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Company's board of directors (collectively, "Participants"). The Participants may receive awards as determined by a committee of independent members of the Company's board of directors or, to the extent authorized by such committee with respect to certain Participants, a duly authorized employee (collectively, the "Committee"). The incentive plan currently used by the Company is the 2018 Equity Incentive Compensation Plan (the "2018 Plan"), which was adopted by the stockholders of the Company in June 2018, with 1,500,000 shares authorized for issuance thereunder, plus any shares currently awarded under the 2015 Equity Compensation Plan (the "2015 Plan") or the Amended and Restated 2009 Equity Compensation Plan (the "2009 Plan") that are not issued due to their subsequent forfeiture, cancellation, or other settlement thereof. Concurrent with the adoption of the 2018 Plan, no future awards will occur under the 2015 Plan or the 2009 Plan. The awards that may be made under the 2018 Plan include: (a) incentive stock options and nonqualified stock options, (b) shares of restricted stock, (c) restricted stock units, and (d) other kinds of equity-based compensation awards. All stock options under the 2015 Plan and 2009 Plan were granted and the 2018 Plan are granted at the fair market value of the common stock at the grant date. Stock options vest either on the date of grant, ratably over a period determined at time of grant, or upon the accomplishment of specified business milestones, and generally expire 2, 3, or 10 years from the grant date depending on the status of the recipient as a nonemployee, employee or director of the Company. As of December 31, 2018, there were 1,054,411 shares available for future grants under the 2018 Plan. No additional awards may be made under the 2015 Plan or the 2009 Plan.

The Company adopted an employee stock purchase plan effective January 1, 2013 and authorized 50,000 shares under the plan (the "2012 ESPP"). The plan has two six-month offering periods per year under which eligible employees may contribute up to 15% of their compensation toward the purchase of the Company's common stock per offering period (with a $25,000 cap per calendar year). The employee's purchase price is equal to (i) 85% of the closing price of a share of the Company's common stock on the enrollment date of such offering period or (ii) 85% of the closing price of a share of the Company's common stock on the

Index

Exercise Date of such Offering Period, whichever is lower. In May 2017, the Company's stockholders approved an amendment and restatement to the 2012 ESPP (the "2017 ESPP") in order to effect an increase of authorized shares from 50,000 to 100,000. In June 2018, the Company's stockholders approved an amendment to the 2017 ESPP (the " Amended 2017 ESPP") in order to effect an increase of authorized shares from 100,000 to 500,000. During the year ended December 31, 2018, 26,875 shares were issued under the 2017 ESPP. At December 31, 2018, the Company had 405,655 shares of the Company's common stock available for future grant in connection with this plan.

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
Aspire Purchase Agreement
In November 2015, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provided that, subject to certain terms and conditions and Nasdaq rules, Aspire Capital was committed to purchase up to an aggregate of $30 million of shares (limited to a maximum of approximately 1.1 million shares, unless stockholder approval was obtained or certain minimum sale price levels were reached) of the Company's common stock over a 24-month term. The Company issued 319,776 shares of under the Purchase Agreement for gross proceeds of $1.5 million, which Purchase Agreement expired in November 2017.
Common Stock Sales Agreement
In February 2018, the Company entered into a common stock sales agreement (the "Sales Agreement") with H.C. Wainwright & Co., LLC ("HCW") as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $12.0 million (limited to a maximum of 2,790,697 shares). Subject to the terms and conditions of the Sales Agreement, HCW will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon the Company's instructions, including any price, time or size limits specified by the Company. The Company has provided HCW with customary indemnification rights, and HCW is entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold. The Company has no obligation to sell any of the shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement. The Sales Agreement will terminate upon the sale of all of the shares under the Sales Agreement unless terminated earlier by either party as permitted under the Sales Agreement.
In August 2018, the Company entered into an amendment to the Sales Agreement to reflect that the shares will be issued pursuant to a Registration Statement on Form S-3 (Registration No. 333-226319) that was declared effective in August 2018 and that replaced the Company’s previously effective shelf registration statement. In connection with the amendment, the number of shares of common stock that may be sold pursuant to the Sales Agreement was increased from an aggregate offering amount of $12.0 million to $25.0 million (limited to a maximum of 4,921,260 shares). All other provisions of the Sales Agreement remained unchanged. During the year ended December 31, 2018, the Company issued 149,041 shares of common stock under the Sales Agreement for net proceeds of $1.0 million.

Stock Options and Warrants
The following table summarizes the activity for stock options and warrants for the year ended December 31, 2018:

Index

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2017	1,072,499	$33.50	4.76	$0.1	209,818	$53.20	0.95	$—

Changes during the Year:
Granted	157,360	$4.00			—	$—
Exercised	(77,498)	$4.60			—	$—
Forfeited	(3,030)	$3.80			—	$—
Expired	(130,801)	$32.50			(179,818)	$60.40
Outstanding at December 31, 2018	1,018,530	$30.50	5.30	$3.3	30,000	$5.90	4.19	$—
Vested at December 31, 2018 or expected to vest in the future	1,008,918	$30.80	5.26	$3.3	30,000	$5.90	4.19	$—
Exercisable at December 31, 2018	895,861	$34.20	4.78	$3.3	30,000	$5.90	4.19	$—

Restricted Stock
During the years ended December 31, 2018 and 2017, the Company issued restricted stock for services as follows ($ in thousands, except share data):

	2018	2017
Number of Restricted Stock Issued	91,740	181,908
Value of Restricted Stock Issued	$347.7	$627.7
The weighted average estimated fair value of restricted stock issued for services in the years ended December 31, 2018 and 2017 was $3.79 and $3.45 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally between one to four years.

Restricted Stock Units
During the years ended December 31, 2018 and 2017, the Company issued restricted stock units for services as follows ($ in thousands, except share data):

	2018	2017
Number of Restricted Stock Units Issued	139,497	10,260
Value of Restricted Stock Units Issued	$711.9	$55.1
The weighted average estimated fair value of restricted stock issued for services in the years ended December 31, 2018 and 2017 was $5.10 and $5.37 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.

Note 11 – Share-Based Compensation
Share-based Compensation
We utilize share-based compensation in the form of stock options and restricted stock.  The following table summarizes the components of share-based compensation expense for the years ended December 31, 2018 and 2017 ($ in thousands):

Index

	Year Ended December 31,
	2018	2017
Research and development	$446	$269
General and administrative	2,007	1,694
Discontinued operations	—	889
Total share-based compensation expense	$2,453	$2,852

The approval of the 2017 Hitachi Transaction (see Note 3) by our stockholders resulted in a change in control under our equity compensation plans (as defined in the 2009 Plan and the 2015 Equity Plan, and, together with the 2009 Plan, the “Equity Compensation Plans”). Accordingly, all outstanding unvested equity awards were accelerated upon the Closing Date, resulting in an acceleration of $1.9 million of equity compensation for the years ended December 31, 2017. In addition, in connection with the 2017 Hitachi Transaction, the Company agreed to extend the post-termination option exercise period for all PCT employees transitioning to Hitachi from 90 days to the earlier of (i) two years (May 18, 2019) or (ii) the date of the employees' termination from PCT. The post-termination option exercise period modification resulted in an additional expense of $0.3 million in 2017 and recorded in discontinued operations, since there were no future service requirements to receive the extended benefit.

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at December 31, 2018 were as follows ($ in thousands):

	Stock Options	Restricted Stock
Unrecognized compensation cost	$540	$—
Expected weighted-average period in years of compensation cost to be recognized	1.95	0.00

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the years ended December 31, 2018 and 2017 were as follows ($ in thousands):

	Stock Options
	Year Ended December 31,
	2018	2017
Total fair value of shares vested	$218	$5,002
Weighted average estimated fair value of shares granted	2.61	1.72

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
The range of assumptions made in calculating the fair values of stock options was as follow:

Index

	Stock Options
	Year Ended December 31,
	2018	2017
Expected term - minimum (in years)	5.5	6
Expected term - maximum (in years)	6	6
Expected volatility - minimum	68%	71%
Expected volatility - maximum	73%	74%
Weighted Average volatility	72%	35%
Expected dividend yield	—	—
Risk-free interest rate - minimum	2.35%	1.99%
Risk-free interest rate - maximum	2.96%	2.28%

Note 12 – Research Funding

California Institute of Regenerative Medicine Grant Award
In February 2017, the California Institute for Regenerative Medicine ("CIRM") awarded us funds of up to $12.2 million to support the T-Rex Study. The funding will be based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. In March 2018, CIRM calculated the precise amount of the funding award as $8.6 million, based on the actual number of subjects enrolled in California. We received $5.7 million in initial funding in May 2017, and a $1.9 million milestone payment in December 2017, and $0.3 million progress payment in March 2018, of which the total will be amortized over the estimated award period through July 2020 as a reduction to the related research and development expenses. As of December 31, 2018, $2.6 million of the funding received is recorded in accrued liabilities, representing the amount expected to be recognized over the next 12 months, and $1.5 million of the funding received is recorded in other long-term liabilities. During the years ended December 31, 2018 and December 31, 2017, the Company amortized and recognized a $2.6 million and $1.3 million credit to research and development related to CIRM funds received.

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
In response to the enactment of the Act in late 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of an entity’s financial statements for the reporting period in which the Tax Act was enacted. The measurement period allowed by SAB 118 has closed during the fourth quarter of 2018 in which the Company did not record any adjustments to the $31.9 million recorded in 2017 for the re-measurement of its deferred tax balances which was offset by a reduction in the valuation allowance resulting in no tax expense. The prospects of supplemental legislation or regulatory processes to address uncertainties that arise due to the Act, or evolving technical interpretations of the tax law, may cause the Company’s financial statements to be impacted in the future. The Company will continue to analyze the effects of the Act as subsequent guidance continues to emerge.
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
The provision (benefit) for income taxes is based on loss from operations before provision for income taxes and noncontrolling interests as follows ($ in thousands):

Index

	Years Ended December 31,
	2018	2017
United States	$(16,168)	$(27,698)
	$(16,168)	$(27,698)

The benefit from income taxes was as follows ($ in thousands):

	Years Ended December 31,
	2018	2017
Current
U.S. Federal	$—	$(9,310)
State and local	—	(1,641)
	$—	$(10,951)
Deferred
U.S. Federal	$—	$(576)
State and local	—	—
	$—	$(576)
Total
U.S. Federal	$—	$(9,886)
State and local	—	(1,641)
	$—	$(11,527)

The provision (benefit) for income taxes is determined by applying the U.S. Federal statutory rate of 21% to income before income taxes as a result of the following ($ in thousands):

	Years Ended December 31,
	2018	2017
U.S. Federal benefit at statutory rate	$(3,395)	$(9,417)
State and local (benefit) / expense net of U.S. federal tax	—	(1,641)
Permanent non deductible expenses for U.S. taxes	11	107
AMT credit benefit	—	(576)
Change in state deferred	2,799	—
Return to actual	(177)	—
Other true ups	(1,949)	—
Effect of change in deferred tax rate	—	29,809
Valuation allowance for deferred tax assets	2,711	(29,809)
Tax provision benefit	$—	$(11,527)

Deferred income taxes at December 31, 2018 and 2017 consist of the following ($ in thousands):

Index

	December 31,
	2018	2017
Deferred Tax Assets:
Accumulated net operating losses (tax effected)	$60,544	$60,171
CIRM funding	1,033	1,780
Deferred rent	5	3
Share-based compensation	6,390	2,656
Intangibles	199	270
Charitable contributions	9	11
Accumulated depreciation	9	22
Accrued payroll	117	682
AMT credit	—	575
Other	525	526
Deferred tax assets	68,831	66,696
Deferred tax liabilities	—	—
	68,831	66,696
Valuation allowance	(68,831)	(66,121)
Net deferred tax asset	$—	$575

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
As of December 31, 2018, and 2017, the Company had approximately $225.1 million and $210.3 million, respectively of Federal NOLs available to offset future taxable income expiring from 2030 through 2036. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s NOLs could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible.
The Company performed an analysis and determined that they have had ownership change of greater than 50% over a 3-year testing period. The last ownership change was determined to be on June 3, 2015. Based on a market capitalization of $124.5M and using an applicable federal rate of 2.5% the annual limitation would be approximately $3.0 million. Post change losses from June 3, 2015 would not be subject to 382 limitations.
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
As of December 31, 2018, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.
For years prior to 2014 the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from date of filing.
Note 14 – Discontinued Operations

PCT Segment

In May 2017, the Company sold its remaining 80.1% membership interest in PCT to Hitachi pursuant to the 2017 Hitachi Transaction (see Note 3). The aggregate purchase price to the Company consisted of (i) $75.0 million in cash, (ii) $4.4 million,

Index

representing additional consideration based on PCT’s cash and outstanding indebtedness as of the closing date, and (iii) a potential future milestone payment of $5.0 million if PCT had achieved $125 million in cumulative revenue (excluding clinical service reimbursables) for the period from January 1, 2017 through December 31, 2018. The Company had determined that the fair value of the milestone payment as of the closing date was zero and has since confirmed as of December 31, 2018 that the Milestone was not achieved. The Company recognized the following gain on the date of sale of its 80.1% interest in PCT (in thousands):

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

The operations and cash flows of the PCT Segment were eliminated from ongoing operations with the sale of the Company's PCT Interest. The operating results of the PCT Segment for the year ended December 31, 2017 were as follows (in thousands):

2017
Revenue	$16,039
Cost of revenues	(15,321)
Research and development	(257)
Selling, general, and administrative	(3,251)
Other expense	(14)
Provision for income taxes	(10,541)
Gain on sale of segment	51,744
Income from discontinued operations	$38,399
Note 15 – Commitments and Contingencies
Lease Commitments
We lease facilities under various operating lease agreements in Basking Ridge, NJ, and Rye Brook, NY, of which certain have escalation clauses and renewal options. We also lease equipment under certain noncancelable operating leases. Our leases expire from time to time through 2023.
A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of December 31, 2018 are as follows (in thousands):

Index

Years ended	Operating Leases
2019	$414
2020	327
2021	308
2022 and thereafter	130
Total minimum lease payments	$1,179

Expense incurred under operating leases were approximately $0.8 million and $1.4 million for the years ended December 31, 2018 and 2017, respectively.
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
Note 16 – Subsequent Events

Purchase Agreement

On March 13, 2019, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s common stock having an aggregate value of up to $26 million, subject to certain limitations and conditions set forth in the Purchase Agreement (the “Offering”). As consideration for entering into the Purchase Agreement, the Company will issue to Lincoln Park an additional 181,510 shares of common stock as commitment shares.

Pursuant to the Purchase Agreement, Lincoln Park will purchase 250,000 shares of common stock, at a price of $4.00 per share, for a total gross purchase price of $1.0 million (the “Initial Purchase”) upon commencement. Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement the Company has the right, from time to time, at its sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2,500,000, unless the Company and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a “Regular Purchase”). If the Company directs Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, the Company may direct Lincoln Park in an “accelerated purchase” to purchase an additional amount of common stock that may not exceed the lesser of (i) 300%  the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of the Company’s common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, the Company may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day.

The Company controls the timing and amount of any sales of its common stock to Lincoln Park. There is no upper limit on the price per share that Lincoln Park must pay for its common stock under the Purchase Agreement, but in no event will shares be sold to Lincoln Park on a day the closing price is less than the floor price specified in the Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the purchase agreement if it would result in Lincoln Park beneficially owning more than 9.99% of its common stock.

The Purchase Agreement does not limit the Company’s ability to raise capital from other sources at the Company’s sole discretion, except that (subject to certain exceptions) the Company may not enter into any Variable Rate Transaction (as defined in the Purchase Agreement, including the issuance of any floating conversion rate or variable priced equity-like securities) during

Index

the 36 months after the date of the Purchase Agreement. The Company has the right to terminate the Purchase Agreement at any time, at no cost to the Company.

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
As of December 31, 2018, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
As of December 31, 2018, based on management’s assessment, the Company’s internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting

Index

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

Index

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management and Corporate and Governance Matters," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Conduct and Ethics" in the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation,” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto under the caption[s] “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Management and Corporate Governance Matters” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.
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

4.1		Form of Trust Indenture (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3, File No. 333-206175, filed with the SEC on August 6, 2015).

4.2		Form of Warrant (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2016).

10.1		Director Compensation Policy (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 22, 2018 and amended on April2, 2018).

10.2		2015 Equity Compensation Plan (filed as Annex A to the Company’s Definitive Proxy Statement filed on Schedule 14A, filed with the SEC on June 8, 2015).

10.3	+	2017 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017).

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

Index

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

10.23
First Amendment to the Common Stock Sales Agreement, dated August 2018, by and between Caladrius Biosciences, Inc. and H.C. Wainwright & Co., LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2018).

10.24	+
Employment Agreement, dated as of January 5, 2015 and effective on January 5, 2015, by and between the Company and David J. Mazzo, Ph.D. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 5, 2015).

10.25	+
Amendment, dated as of January 16, 2015, to Employment Agreement, dated as of January 5, 2015 and effective on January 5, 2015, by and between the Company and David J. Mazzo, Ph.D. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 16, 2015).

10.26	+
Amendment to Employment Agreement, dated as of July 25, 2016, by and between the Company and David J. Mazzo, PhD (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q. for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016).

Index

10.27	+	Amendment to Employment Agreement with David J. Mazzo, effective September 18, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2017).

10.28	+	Amendment to Employment Agreement with David J. Mazzo, dated December 6, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2018).

10.29	+
Employment Agreement, dated as of August 9, 2016, by and between Caladrius Biosciences, Inc. and Douglas W. Losordo, MD (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2016).

10.30	+	Amendment to Employment Letter with Doug Losordo, effective November 1, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2017).

10.31	+
Letter Agreement dated June 28, 2011 between the Company and Joseph Talamo (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 as filed with the SEC on August 12, 2011).

10.32	+	Offer Letter Amendment dated October 6, 2015, to Employment Agreement dated June 28, 2011 and effective October 6, 2015, by and between the Company and Joseph Talamo.

10.33	+
Amendment to Letter Agreement, dated as of July 25, 2016, by and between the Company and Joseph Talamo (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016).

10.34	+
Employment Agreement, dated March 11, 2016, by and between PCT, LLC, a Caladrius Company and Robert A. Preti, PhD (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

10.35	+
Amendment to Employment Agreement, dated as of July 25, 2016, by and between the Company and Robert Preti, PhD (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016).

10.36	+
Retention and Incentive Agreement, by and between Robert A. Preti and Caladrius Biosciences, Inc., dated as of March 16, 2017 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2017).

14.1	†	Code of Ethics for Senior Financial Officers

21.1	†	Subsidiaries of Caladrius Biosciences, Inc.

23.1	†	Consent of Grant Thornton LLP

31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	XBRL Taxonomy Extension Label Linkbase
101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase

+		Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
†		Filed herewith.

Index

††	Furnished herewith.
(1)	Certain portions of this exhibit were omitted based upon a request for confidential treatment, and the omitted portions were filed separately with the SEC on a confidential basis.

ITEM 16.  FORM 10-K SUMMARY
None.

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 14, 2019.

CALADRIUS BIOSCIENCES, INC.
By: /s/ David J. Mazzo, PhD Name: David J. Mazzo Title: President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David J. Mazzo David J. Mazzo, PhD	Director, and President and Chief Executive Officer (Principal Executive Officer)	March 14, 2019
/s/ Joseph Talamo Joseph Talamo	Senior Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2019
/s/ Gregory B. Brown Gregory B. Brown, MD	Chairman of the Board of Directors	March 14, 2019
/s/ Steven S. Myers Steven S. Myers	Director	March 14, 2019
/s/ Steven M. Klosk Steven M. Klosk	Director	March 14, 2019
/s/ Peter G. Traber Peter G. Traber, MD	Director	March 14, 2019
/s/ Cynthia Schwalm Cynthia Schwalm	Director	March 14, 2019