Form 10-K/A
CALADRIUS BIOSCIENCES, INC.
filed 2019-03-19
CIK 320017

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

EXPLANATORY NOTE

This registrant is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on March 14, 2019 (the “Original Filing”) solely to file an amended Exhibit 23.1 to correct the inadvertent omission during the EDGARization process of Grant Thornton LLP’s signature dated March 14, 2019 on its Consent of Independent Registered Public Accounting Firm consent. Except as expressly set forth above, this 10-K/A does not, and does not purport to, amend, update, or restate the information in any other item of the Original Filing. Nothing within this 10-K/A has re-stated or altered the financials contained in the Original Filing in any manner. This 10-K/A does not affect the XBRL data in the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are being filed as part of this Report:

(a)(3) EXHIBITS:

The following is a list of exhibits filed (or furnished, where specified) as part of this Annual Report on Form 10-K/A. Exhibits that were previously filed are described below and are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

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

14.1		Code of Ethics for Senior Financial Officers (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2018)
21.1		Subsidiaries of Caladrius Biosciences, Inc. (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2018)
23.1	†	Consent of Grant Thornton LLP
31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document (filed as Exhibit 101.INS to the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2018).
101.SCH		XBRL Taxonomy Extension Schema (filed as Exhibit 101.SCH to the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2018).
101.CAL		XBRL Taxonomy Extension Calculation Linkbase (filed as Exhibit 101.CAL to the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2018).
101.DEF		XBRL Taxonomy Extension Definition Linkbase (filed as Exhibit 101.DEF to the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2018).
101.LAB		XBRL Taxonomy Extension Label Linkbase (filed as Exhibit 101.LAB to the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2018).
101.PRE		XBRL Taxonomy Extension Presentation Linkbase (filed as Exhibit 101.PRE to the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2018).
_______________

+	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Form 10-K/A pursuant to Item 15(b) of Form 10-K.

†	Filed herewith.

††	Furnished herewith.

(1)	Certain portions of this exhibit were omitted based upon a request for confidential treatment, and the omitted portions were filed separately with the SEC on a confidential basis.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALADRIUS BIOSCIENCES, INC.
By: /s/ David J. Mazzo, PhD Name: David J. Mazzo Title: President and Chief Executive Officer (Principal Executive Officer) Date: March 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David J. Mazzo David J. Mazzo, PhD	Director, and President and Chief Executive Officer (Principal Executive Officer)	March 19, 2019
/s/ Joseph Talamo Joseph Talamo	Senior Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2019
/s/ Gregory B. Brown Gregory B. Brown, MD	Chairman of the Board of Directors	March 19, 2019
/s/ Steven M. Klosk Steven M. Klosk	Director	March 19, 2019
/s/ Steven S. Myers Steven S. Myers	Director	March 19, 2019
/s/ Cynthia Schwalm Cynthia Schwalm	Director	March 19, 2019
/s/ Peter G. Traber Peter G. Traber, MD	Director	March 19, 2019