Form 10-Q
period 2019-03-31
CALADRIUS BIOSCIENCES, INC.
filed 2019-05-09
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CLBS	The Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2019
Common stock, $0.001 par value per share	10,382,232	shares

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

•
our ability to complete our other planned clinical trials (or initiate other trials) in accordance with our estimated timelines due to delays associated with enrolling patients due to the novelty of the treatment, the size of the patient population and the need of patients to meet the inclusion criteria of the trial or otherwise; and

•
other factors discussed in "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 14, 2019, as subsequently amended on March 19, 2019 (our "2018 Form 10-K").

The factors discussed herein, including those risks described in "Item 1A. Risk Factors" and elsewhere in our 2018 Form 10-K and in our other periodic filings with the SEC, which are available for review at www.sec.gov, could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

Index

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Cash and cash equivalents	$14,424	$10,299
Marketable securities	23,946	32,754
Prepaid and other current assets	1,276	1,053
Total current assets	39,646	44,106
Property and equipment, net	148	165
Other assets	1,494	309
Total assets	$41,288	$44,580

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$553	$762
Accrued liabilities	4,548	4,857
Total current liabilities	5,101	5,619
Other long-term liabilities	1,729	1,507
Total liabilities	$6,830	$7,126
Commitments and Contingencies

STOCKHOLDERS' EQUITY
Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 1 share of common stock, $0.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; issued and outstanding, 10,393,312 and 9,865,735 shares at March 31, 2019 and December 31, 2018, respectively	10	10
Additional paid-in capital	437,850	436,433
Treasury stock, at cost; 11,080 shares at March 31, 2019 and December 31, 2018	(708)	(708)
Accumulated deficit	(402,406)	(397,977)
Accumulated other comprehensive loss	(18)	(32)
Total Caladrius Biosciences, Inc. stockholders' equity	34,728	37,726
Noncontrolling interests	(270)	(272)
Total stockholders' equity	34,458	37,454
Total liabilities and stockholders' equity	$41,288	$44,580
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Operating Expenses:
Research and development	$2,038	$2,262
General and administrative	2,554	2,897
Total operating expenses	4,592	5,159

Operating loss	(4,592)	(5,159)

Other income (expense):
Investment income, net	227	178
Interest expense	—	(3)
Total other income (expense), net	227	175

Net loss	$(4,365)	$(4,984)
Less - net income (loss) attributable to noncontrolling interests	2	(2)
Net loss attributable to Caladrius Biosciences, Inc. common stockholders	$(4,367)	$(4,982)

Basic and diluted loss per share
Caladrius Biosciences, Inc. common stockholders	$(0.44)	$(0.52)

Weighted average common shares outstanding
Basic and diluted shares	10,027	9,557

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(4,365)	$(4,984)

Other comprehensive income (loss):
Available for sale securities - net unrealized income (loss)	14	(1)
Total other comprehensive income (loss)	14	(1)

Comprehensive loss	(4,351)	(4,985)

Comprehensive income (loss) attributable to noncontrolling interests	2	(2)

Comprehensive loss attributable to Caladrius Biosciences, Inc. common stockholders	$(4,353)	$(4,983)

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	10	$—	9,484	$9	$433,044	$(28)	$(381,810)	$(708)	$50,507	$(318)	$50,189
Net loss	—	—	—	—	—	—	(4,982)	—	(4,982)	(2)	(4,984)
Unrealized loss on marketable securities	—	—	—	—	—	(31)	—	—	(31)	—	(31)
Share-based compensation	—	—	79	1	102	—	—	—	103	—	103
Proceeds from option exercises	—	—	12	—	40	—	—	—	40	—	40
Change in ownership in subsidiary	—	—	—	—	(48)	—	—	—	(48)	48	—
Balance at March 31, 2018	10	$—	9,575	$10	$433,138	$(59)	$(386,792)	$(708)	$45,589	$(272)	$45,317

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	10	$—	9,866	$10	$436,433	$(32)	$(397,977)	$(708)	$37,726	$(272)	$37,454
Adoption of accounting standard	—	—	—	—	—	—	(62)	—	(62)	—	(62)
Net loss	—	—	—	—	—	—	(4,367)	—	(4,367)	2	(4,365)
Unrealized loss on marketable securities	—	—	—	—	—	14	—	—	14	—	14
Share-based compensation	—	—	96	—	417	—	—	—	417	—	417
Net proceeds from issuance of common stock	—	—	431	—	1,000	—	—	—	1,000	—	1,000
Balance at March 31, 2019	10	$—	10,393	$10	$437,850	$(18)	$(402,406)	$(708)	$34,728	$(270)	$34,458

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,365)	$(4,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	547	147
Depreciation and amortization	17	87
Accretion on marketable securities	82	82
Changes in operating assets and liabilities:
Prepaid and other current assets	(223)	(3)
Other assets	91	90
Accounts payable, accrued liabilities and other liabilities	(1,635)	(1,718)
Net cash used in operating activities	(5,486)	(6,299)
Cash flows from investing activities:
Purchase of marketable securities	(16,264)	(24,144)
Sale of marketable securities	25,005	22,964
Acquisition of property and equipment	—	(9)
Net cash provided by (used in) investing activities	8,741	(1,189)
Cash flows from financing activities:
Proceeds from exercise of options	—	40
Tax withholding payments on net share settlement equity awards	(130)	(45)
Net proceeds from issuance of common stock	1,000	—
Repayment of notes payable	—	(67)
Net cash provided by (used in) financing activities	870	(72)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,125	(7,560)
Cash, cash equivalents and restricted cash at beginning of period	10,299	34,168
Cash, cash equivalents and restricted cash at end of period	$14,424	$26,608

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$3
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – The Business
Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”) is a late-stage therapeutics development biopharmaceutical company committed to the development of innovative products that have the potential to restore the health of people with chronic illnesses. The Company's leadership team collectively has decades of biopharmaceutical development experience and world-recognized scientific achievement in the fields of cardiovascular and autoimmune disease, among other areas. The Company's goal is to build a broad portfolio of novel and versatile products that address important unmet medical needs. The Company's current product candidates include three developmental treatments for cardiovascular diseases based on its CD34+ cell therapy platform: CLBS12, recipient of SAKIGAKE designation, in Phase 2 testing in Japan and eligible for early conditional approval in Japan for the treatment of critical limb ischemia ("CLI"); CLBS14-CMD, in Phase 2 in the U.S. for the treatment of coronary microvascular dysfunction ("CMD"); and CLBS14-NORDA, for which the Company is in discussions with the U.S. Food and Drug Administration (the "FDA") to finalize the Phase 3 trial protocol for no-option refractory disabling angina ("NORDA") for which it has received RMAT designation.

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

To support a development program of CD34+ cells in the indication of NORDA, the Company acquired the rights to data and regulatory filings for a CD34+ cell therapy program for refractory angina that had been advanced to Phase 3 under the previous investigational new drug application (“IND”) holder. The Company has designated this program CLBS14-NORDA and reactivated the IND with the FDA with Caladrius as the sponsor. The Company is presently working with the FDA to finalize the design of a single registration trial for the registration of CLBS14-NORDA and is targeting the initiation of that trial in fall of 2019.

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

Index

only harmful foreign materials are attacked by effector T cells. In autoimmune disease, however, it is thought that deficient Treg activity and numbers permit the effector T cells to attack the body's own beneficial cells. In the case of T1D, the beta cells in the pancreas are attacked, thereby reducing and/or eliminating over time the patient's ability to produce insulin.

In 2016, the Company commenced patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2a prospective, randomized, placebo-controlled, double-blind clinical trial to evaluate the safety and efficacy of CLBS03 in adolescents with recent onset T1D (the "T-Rex Study"). On February 13, 2019, the Company announced top line results indicating that the therapy was well-tolerated but that the study's primary endpoint of preservation of C-peptide had not been achieved. The Company further indicated that it and its collaborators are conducting a comprehensive analysis of all data from the trial (including any 2-year follow-up data to come) and will make decisions regarding further development of CLBS03 based on the results of those analyses.

Additional Out-licensing Opportunities
The Company's broad intellectual property portfolio of cell therapy assets includes notable programs available for out-licensing in order to continue their clinical development. These include additional indications for both its Treg product and its CD34+ cell technology.

The Company's current long-term strategy focuses on advancing its therapies through development with the aim eventually to obtain market authorizations and enter commercialization, either alone or with partners, to provide treatment options to patients suffering from life-threatening medical conditions. The Company believes that it is positioned to realize potentially meaningful value increases within its own proprietary pipeline if it is successful in advancing its product candidates to their next significant development milestones.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2019, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2018 and 2017 included in our 2018 Form 10-K. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Caladrius Biosciences, Inc. and its wholly-owned and partially-owned subsidiaries and affiliates. All intercompany activities have been eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

Index

In addition to the policies below, our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our 2018 Form 10-K. There were no changes to these policies during the three months ended March 31, 2019.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires that a lessee recognize lease assets and lease liabilities for those leases classified as operating leases. The guidance was effective for interim and annual periods beginning after December 15, 2018 and was adopted as of January 1, 2019. The Company adopted the standard using the optional transition method, with an immaterial adjustment to accumulated deficit upon adoption. The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The Company concluded that the adoption of ASU 2016-02 was non-cash in nature, did not affect the Company's cash position, and did not have a material impact on the Company's financial statements.

In June 2018, the FASB issued ASU No. 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting", which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective

Index

for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company's adoption date of ASC 606. The Company determined that the adoption of this new accounting guidance did not have a material impact on its financial statements and footnote disclosures.

Note 3 – Available-for-Sale-Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	March 31, 2019				December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$25,532	$—	$(18)	$25,514	$33,536	$—	$(32)	$33,504
Money market funds	10,607	—	—	10,607	4,314	—	—	4,314
Total	$36,139	$—	$(18)	$36,121	$37,850	$—	$(32)	$37,818

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in our Consolidated Balance Sheets (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$12,175	$5,064
Marketable securities	23,946	32,754
Total	$36,121	$37,818

The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in thousands):

	March 31, 2019
	Amortized Cost	Estimated Fair Value
Less than one year	$36,139	$36,121
Greater than one year	—	—
Total	$36,139	$36,121

Note 4 – Loss Per Share

For the three months ended March 31, 2019 and 2018, the Company incurred net losses from continuing operations and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive. At March 31, 2019 and 2018, the Company excluded the following potentially dilutive securities (in thousands):

	March 31,
	2019	2018
Stock Options	1,214	1,073
Warrants	30	210
Restricted Shares	155	182
Restricted Stock Units	118	10

Note 5 – Fair Value Measurements

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis as of March 31, 2019, and December 31, 2018 (in thousands).

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$23,946	$—	$23,946	$—	$32,754	$—	$32,754
	$—	$23,946	$—	$23,946	$—	$32,754	$—	$32,754

Note 6 – Accrued Liabilities

Accrued liabilities as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019	December 31, 2018
Salaries, employee benefits and related taxes	$908	$1,758
Operating lease liabilities - current	396	—
CIRM upfront funding - current	2,583	2,583
Other	661	516
Total	$4,548	$4,857

Note 7 – Operating Leases

The Company has operating leases for two offices with terms that expire in 2022 and 2023. In addition, the Company pays for facility space through a third-party manufacturing contract that contains an embedded operating lease, with an estimated expiration in 2020. The Company estimates its incremental borrowing rate, at lease commencement, to determine the present value of lease payments, since most of the Company's leases do not provide an implicit rate of return. The Company recognizes lease expense on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company elected to account for non-lease components associated with its leases and lease components as a single lease component. Upon adoption of Topic 842 on January 1, 2019, we recognized $1.4 million of operating lease liabilities and $1.3 million of operating lease right-of-use assets for our existing operating leases in our balance sheet. As of March 31, 2019, our operating lease liabilities and right-of-use assets were $1.3 million and $1.2 million, respectively. Each of our leases include options for us to extend the lease term.

Operating lease liabilities and right-of-use assets were recorded in the following captions of our balance sheet were as follows (in thousands):

Index

March 31, 2019
Right-of Use Assets:
Other assets	$1,184
Total Right-of-Use Asset	$1,184

Operating Lease Liabilities:
Accrued liabilities	$396
Other long-term liabilities	868
Total Operating Lease Liabilities	$1,264

As of March 31, 2019, the weighted average remaining lease term for our operating leases was 2.7 years, and the weighted average discount rate for our operating leases was 9.625%. Future minimum lease payments under the lease agreements as of March 31, 2019 were as follows (in thousands):

Years ended	Operating Leases
2019	$428
2020	403
2021	411
2022	236
2023	27
Total lease payments	1,505
Less: Amounts representing interest	(241)
Present value of lease liabilities	$1,264

Note 8 – Stockholders' Equity

Equity Issuances

Purchase Agreement
In March 2019, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s common stock having an aggregate value of up to $26.0 million, subject to certain limitations and conditions set forth in the Purchase Agreement (the “Offering”). As consideration for entering into the Purchase Agreement, the Company issued to Lincoln Park an additional 181,510 shares of common stock as commitment shares.
Pursuant to the Purchase Agreement, Lincoln Park purchased 250,000 shares of common stock, at a price of $4.00 per share, for a total gross purchase price of $1.0 million (the “Initial Purchase”) upon commencement. Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement the Company has the right, from time to time, at its sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2.5 million, unless the Company and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a “Regular Purchase”). If the Company directs Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, the Company may direct Lincoln Park in an “accelerated purchase” to purchase an additional amount of common stock that may not exceed the lesser of (i) 300%  the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of the Company’s common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, the Company may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day.
The Company controls the timing and amount of any sales of its common stock to Lincoln Park. There is no upper limit on the price per share that Lincoln Park must pay for its common stock under the Purchase Agreement, but in no event will shares be sold to Lincoln Park on a day the closing price is less than the floor price specified in the Purchase Agreement. In all instances,

Index

the Company may not sell shares of its common stock to Lincoln Park under the purchase agreement if it would result in Lincoln Park beneficially owning more than 9.99% of its common stock.
The Purchase Agreement does not limit the Company’s ability to raise capital from other sources at the Company’s sole discretion, except that (subject to certain exceptions) the Company may not enter into any Variable Rate Transaction (as defined in the Purchase Agreement, including the issuance of any floating conversion rate or variable priced equity-like securities) during the 36 months after the date of the Purchase Agreement. The Company has the right to terminate the Purchase Agreement at any time, at no cost to the Company.

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
In August 2018, the Company entered into an amendment to the Sales Agreement to reflect that the shares will be issued pursuant to a Registration Statement on Form S-3 (Registration No. 333-226319) that was declared effective in August 2018 and that replaced the Company’s previously effective shelf registration statement. In connection with the amendment, the number of shares of common stock that may be sold pursuant to the Sales Agreement was increased from an aggregate offering amount of $12 million to $25 million (limited to a maximum of 4,921,260 shares). All other provisions of the Sales Agreement remained unchanged. During the three months ended March 31, 2019, the Company did not issue shares of common stock under the Sales Agreement. As of March 31, 2019, the Company has issued 149,041 shares of common stock under the Sales Agreement for net proceeds of $1.0 million since inception.

Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the three months ended March 31, 2019:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2018	1,018,530	$30.50	5.30	$3.3	30,000	$5.89	4.19	$—

Changes during the period:
Granted	199,346	4.90			—	—
Exercised	(240)	3.50			—	—
Forfeited	—	—			—	—
Expired	(4,002)	8.30			—	—
Outstanding at March 31, 2019	1,213,634	$26.40	5.85	$12.9	30,000	$5.89	3.95	$—
Vested at March 31, 2019 or expected to vest in the future	1,185,882	$26.90	5.76	$12.9	30,000	$5.89	3.95	$—
Vested at March 31, 2019	974,249	$31.80	4.96	$12.9	30,000	$5.89	3.95	$—

Restricted Stock

During the three months ended March 31, 2019 and 2018, the Company issued restricted stock for services as follows ($ in thousands):

Index

	Three Months Ended March 31,
	2019	2018
Number of restricted stock issued	123,564	127,688
Value of restricted stock issued ($ in thousands)	$612	$351

Restricted Stock Units
During the three months ended March 31, 2019 and 2018, the Company issued restricted stock units for services as follows ($ in thousands, except share data):

	Three Months Ended March 31,
	2019	2018
Number of restricted stock units issued	184,454	34,988
Value of restricted stock units issued	$909	$133
The weighted average estimated fair value of restricted stock issued for services in the three months ended March 31, 2019 and 2018 was $4.93 and $3.79 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.

Note 9 – Share-Based Compensation

Share-Based Compensation

We utilize share-based compensation in the form of stock options, restricted stock, and restricted stock units.  The following table summarizes the components of share-based compensation expense for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$124	$41
General and administrative	423	106
Total share-based compensation expense	$547	$147

Total compensation cost related to non-vested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at March 31, 2019 were as follows (in thousands):

	Stock Options	Restricted Stock
Unrecognized compensation cost	$934	$427
Expected weighted-average period in years of compensation cost to be recognized	2.25	0.72

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Stock Options
	Three Months Ended March 31,
	2019	2018
Total fair value of shares vested	$372	$82
Weighted average estimated fair value of shares granted	$3.24	$2.41

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

Note 10 – Research Funding

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
The Company received $5.7 million in initial funding in May 2017, a $1.9 million milestone payment in December 2017, and $0.3 million progress payment in March 2018, of which the total will be amortized over the estimated award period through July 2020 as a reduction to the related research and development expenses. As of March 31, 2019, $2.6 million of the funding received was recorded in accrued liabilities, representing the amount expected to be recognized over the next 12 months, and $0.9 million of the funding received was recorded in other long-term liabilities. During the three months ended March 31, 2019 and March 31, 2018, the Company amortized and recognized $0.6 million and $0.6 million in credits, respectively to research and development related to CIRM funds received.

Note 11 – Income Taxes

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
As of December 31, 2018, the Company had approximately $225 million of Federal NOLs available to offset future taxable income expiring from 2030 through 2036. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s NOLs could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible.  If a change of ownership did occur, there would be an annual limitation on the usage of the Company’s losses, which is available through 2036.

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

As of March 31, 2019, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

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

Note 12 – Contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” herein and under “Risk Factors” in our 2018 Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report and in our 2018 Form 10-K.

Overview

Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”) is a late-stage therapeutics development biopharmaceutical company committed to the development of innovative products that have the potential to restore the health of people with chronic illnesses. Our leadership team collectively has decades of biopharmaceutical development experience and world-recognized scientific achievement in the fields of cardiovascular and autoimmune disease, among other areas. Our goal is to build a broad portfolio of novel and versatile products that address important unmet medical needs. Our current product candidates include three developmental treatments for cardiovascular diseases based on its CD34+ cell therapy platform: CLBS12, recipient of SAKIGAKE designation, in Phase 2 testing in Japan and eligible for early conditional approval in Japan for the treatment of critical limb ischemia ("CLI"); CLBS14-CMD, in Phase 2 in the U.S. for the treatment of coronary microvascular dysfunction ("CMD"); and CLBS14-NORDA, for which we are in discussions with the U.S. Food and Drug Administration (the "FDA") to finalize the Phase 3 trial protocol for no-option refractory disabling angina ("NORDA") for which it has received RMAT designation.

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

Regarding CLBS12, our product candidate for CLI, after detailed discussion and agreement with the Japanese Pharmaceutical and Medical Device Agency ("PMDA"), we opened a Phase 2 trial for enrollment in December 2017 and announced in March 2018 treatment of the first patient. Based on discussions with the PMDA, we expect that a successful outcome of this trial will make CLBS12 eligible for early conditional approval in Japan, thereby effectively making the Phase 2 trial a potential registration trial in that strategic market. The initial responses observed in the small number of subjects who have reached an endpoint in this open label study are consistent with a positive therapeutic effect and safety profile as reported by previously published clinical trials in Japan and the U.S. While these early signs are encouraging, it is clear that the final outcome of the trial will be dependent on all data from all subjects.

In October 2017, we announced the award of a $1.9 million grant from the National Institutes of Health to support a clinical study of CD34+ cells in patients with CMD. This led to the initiation of development of CLBS14-CMD and enrollment of patients in the Company's ESCaPE-CMD Phase 2 proof-of-concept study at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical

Index

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

To support a development program of CD34+ cells in the indication of NORDA, we acquired the rights to data and regulatory filings for a CD34+ cell therapy program for refractory angina that had been advanced to Phase 3 under the previous investigational new drug application (“IND”) holder. We have designated this program CLBS14-NORDA and reactivated the IND with the FDA with Caladrius as the sponsor. We are presently working with the FDA to finalize the design of a single registration trial for the registration of CLBS14-NORDA and are targeting the initiation of that trial in fall if 2019.

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

In 2016, we commenced patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2a prospective, randomized, placebo-controlled, double-blind clinical trial to evaluate the safety and efficacy of CLBS03 in adolescents with recent onset T1D (the "T-Rex Study"). On February 13, 2019, we announced top line results indicating that the therapy was well-tolerated but that the study's primary endpoint of preservation of C-peptide had not been achieved. We and our collaborators are conducting a comprehensive analysis of all data from the trial (including any 2-year follow-up data to come) and will make decisions regarding further development of CLBS03 based on the results of those analyses.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Overall, net loss was $4.4 million for the three months ended March 31, 2019, compared to $5.0 million for the three months ended March 31, 2018.

Operating Expenses

For the three months ended March 31, 2019, operating expenses totaled $4.6 million compared to $5.2 million for the three months ended March 31, 2018, representing a decrease of $0.6 million, or 11%. Operating expenses were comprised of the following:

Index

•
Research and development expenses were approximately $2.0 million for the three months ended March 31, 2019, compared to $2.3 million for the three months ended March 31, 2018, representing a decrease of approximately $0.2 million, or 10%. Research and development in both periods focused on the advancement of our ischemic repair platform, and related to (i) expenses associated with our ongoing Phase 2 study of CLBS12 in critical limb ischemia development program in Japan, (ii) expense associated with our ongoing Phase 1b/2a study for CLBS14-CMD in coronary microvascular dysfunction, and (iii) expenses associated with the planning of our CLBS14-NORDA program in refractory angina.

•
General and administrative expenses were approximately $2.6 million for the three months ended March 31, 2019, compared to $2.9 million for the three months ended March 31, 2018, representing a decrease of approximately $0.3 million, or 12%. Our general and administrative expenses focus on general corporate-related activities.

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

Index

Analysis of Liquidity and Capital Resources

At March 31, 2019, we had cash, cash equivalents, and marketable securities of approximately $38.4 million, working capital of approximately $34.5 million, and stockholders’ equity of approximately $34.7 million.

During the three months ended March 31, 2019, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(5,486)	$(6,299)
Net cash provided by (used in) investing activities	8,741	(1,189)
Net cash provided by (used in) financing activities	870	(72)

Operating Activities

Our cash used in operating activities during the three months ended March 31, 2019 was $5.5 million, which is comprised of (i) our net loss of $4.4 million, adjusted for non-cash expenses totaling $0.6 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities using approximately $1.8 million.

Our cash used in operating activities during the three months ended March 31, 2018 was $6.3 million, which is comprised of (i) our net loss of $5.0 million, adjusted for non-cash expenses totaling $0.3 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities providing approximately $1.6 million.

 Investing Activities

Our cash provided by investing activities during the three months ended March 31, 2019 totaled $8.7 million, and was entirely due to net proceeds from the sale of marketable securities (net of proceeds on purchases of marketable securities).

Our cash used in investing activities in the three months ended March 31, 2018 totaled approximately $1.2 million, and was primarily due to net payments on the purchase of marketable securities (net of proceeds from the sale of marketable securities).

Financing Activities

Our cash provided by financing activities during the three months ended March 31, 2019 consisted of proceeds of $1.0 million through the issuance of 250,000 shares of our common stock under the provisions of our common stock purchase agreement with Lincoln Park Capital, which were partially offset by tax withholding-related payments on net share settlement equity awards to employees.
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

Index

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
On March 13, 2019, we and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $26 million, subject to certain limitations and conditions set forth in the Purchase Agreement (the “Offering”). As consideration for entering into the Purchase Agreement, we issued to Lincoln Park an additional 181,510 shares of common stock as commitment shares. Pursuant to the Purchase Agreement, Lincoln Park purchased 250,000 shares of common stock, at a price of $4.00 per share, for a total gross purchase price of $1.0 million (the “Initial Purchase”) upon commencement. Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement, we have the right, from time to time, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2,500,000, unless we and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a “Regular Purchase”). If we direct Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, we may direct Lincoln Park in an “accelerated purchase” to purchase an additional amount of common stock that may not exceed the lesser of (i) 300%  the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day.
In February 2018, we entered into a common stock sales agreement (the "Sales Agreement") with H.C. Wainwright & Co., LLC ("HCW"), as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock, which was further amended in August 2018, having an aggregate offering price of up to $25 million. Subject to the terms and conditions of the Sales Agreement, HCW will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon our instructions, including any price, time or size limits specified by us. We have provided HCW with customary indemnification rights, and HCW will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold. We have no obligation to sell any of the shares, and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement. The Sales Agreement will terminate upon the sale of all of the shares under the Sales Agreement unless terminated earlier by either party as permitted under the Sales Agreement. As of March 31, 2019, we issued 149,041 shares of common stock under the Sales Agreement for net proceeds of $1.0 million.
In February 2017, the California Institute for Regenerative Medicine ("CIRM") awarded us funds of up to $12.2 million to support the T-Rex Study. The funding was based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. In March 2018, CIRM calculated the precise amount of the funding award as $8.6 million, based on the actual number of subjects enrolled in California. We have received total funding of $7.9 million through March 31, 2019.
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

Critical Accounting Policies and Estimates

Index

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2019, compared to those reported in our 2018 Form 10-K.

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

As of March 31, 2019, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during our last quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
There are no material changes to the disclosures previously reported in our 2018 Form 10-K.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously reported in our 2018 Form 10-K. See the risk factors set forth in our 2018 Annual Report on Form 10-K under the caption "Item 1 A - Risk Factors."

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

CALADRIUS BIOSCIENCES, INC.
May 9, 2019	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President and Chief Executive Officer (Principal Executive Officer)
May 9, 2019	By: /s/ Joseph Talamo Name: Joseph Talamo Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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