Form 10-Q
period 2019-06-30
CALADRIUS BIOSCIENCES, INC.
filed 2019-08-08
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 8th, 2019
Common stock, $0.001 par value per share	10,401,670	shares

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

•
whether any of our current or future patent applications result in issued patents, the scope of those patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; and our ability to commercialize products without infringing upon the claims of third-party patents;

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

Index

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Cash and cash equivalents	$11,754	$10,299
Marketable securities	21,901	32,754
Prepaid and other current assets	1,163	1,053
Total current assets	34,818	44,106
Property and equipment, net	130	165
Other assets	1,402	309
Total assets	$36,350	$44,580

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$559	$762
Accrued liabilities	5,153	4,857
Total current liabilities	5,712	5,619
Other long-term liabilities	1,016	1,507
Total liabilities	$6,728	$7,126
Commitments and Contingencies

Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 0.001 share of common stock, $0.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; issued and outstanding, 10,412,750 and 9,865,735 shares at June 30, 2019 and December 31, 2018, respectively	10	10
Additional paid-in capital	438,133	436,433
Treasury stock, at cost; 11,080 shares at June 30, 2019 and December 31, 2018	(708)	(708)
Accumulated deficit	(407,546)	(397,977)
Accumulated other comprehensive loss	—	(32)
Total Caladrius Biosciences, Inc. stockholders' equity	29,889	37,726
Noncontrolling interests	(267)	(272)
Total stockholders' equity	29,622	37,454
Total liabilities and stockholders' equity	$36,350	$44,580
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Expenses:
Research and development	$2,988	$2,123	$5,026	$4,385
General and administrative	2,358	2,146	4,912	5,043
Total operating expenses	5,346	4,269	9,938	9,428

Operating loss	(5,346)	(4,269)	(9,938)	(9,428)

Other income (expense):
Investment income, net	209	194	436	371
Interest expense	—	(2)	—	(5)
Total other income (expense), net	209	192	436	366

Net loss	$(5,137)	$(4,077)	$(9,502)	$(9,062)
Less - net income (loss) attributable to noncontrolling interests	3	(1)	5	(3)
Net loss attributable to Caladrius Biosciences, Inc. common stockholders	$(5,140)	$(4,076)	$(9,507)	$(9,059)

Basic and diluted loss per share
Caladrius Biosciences, Inc. common stockholders	$(0.49)	$(0.42)	$(0.93)	$(0.95)

Weighted average common shares outstanding
Basic and diluted shares	10,393	9,592	10,211	9,577

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(5,137)	$(4,077)	$(9,502)	$(9,062)

Other comprehensive income (loss):
Available for sale securities - net unrealized income (loss)	17	28	31	(3)
Total other comprehensive income (loss)	17	28	31	(3)

Comprehensive loss	(5,120)	(4,049)	(9,471)	(9,065)

Comprehensive income (loss) attributable to noncontrolling interests	3	(1)	5	(3)

Comprehensive loss attributable to Caladrius Biosciences, Inc. common stockholders	$(5,123)	$(4,048)	$(9,476)	$(9,062)

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2018	10	$—	9,575	$10	$433,138	$(59)	$(386,793)	$(708)	$45,588	$(272)	$45,316
Net loss	—	—	—	—	—	—	(4,076)	—	(4,076)	(1)	(4,077)
Unrealized gain on marketable securities	—	—	—	—	—	28	—	—	28	—	28
Share-based compensation	—	—	47	—	1,610	—	—	—	1,610	—	1,610
Net proceeds from issuance of common stock	—	—	50	—	288	—	—	—	288	—	288
Proceeds from option exercises	—	—	63	—	302	—	—	—	302	—	302
Balance at June 30, 2018	10	$—	9,735	$10	$435,338	$(31)	$(390,869)	$(708)	$43,740	$(273)	$43,467

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	10	$—	10,393	$10	$437,850	$(18)	$(402,406)	$(708)	$34,728	$(270)	$34,458
Net loss	—	—	—	—	—	—	(5,140)	—	(5,140)	3	(5,137)
Unrealized gain on marketable securities	—	—	—	—	—	18	—	—	18	—	18
Share-based compensation	—	—	—	—	246	—	—	—	246	—	246
Net proceeds from issuance of common stock	—	—	20	—	37	—	—	—	37	—	37
Balance at June 30, 2019	10	$—	10,413	$10	$438,133	$—	$(407,546)	$(708)	$29,889	$(267)	$29,622

Index

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	10	$—	9,484	$9	$433,044	$(28)	$(381,810)	$(708)	$50,507	$(318)	$50,189
Net loss	—	—	—	—	—	—	(9,059)	—	(9,059)	(3)	(9,062)
Unrealized loss on marketable securities	—	—	—	—	—	(3)	—	—	(3)	—	(3)
Share-based compensation	—	—	126	1	1,712	—	—	—	1,713	—	1,713
Net proceeds from issuance of common stock	—	—	50	—	288	—	—	—	288	—	288
Proceeds from option exercises	—	—	75	—	342	—	—	—	342	—	342
Change in ownership in subsidiary	—	—	—	—	(48)	—	—	—	(48)	48	—
Balance at June 30, 2018	10	$—	9,735	$10	$435,338	$(31)	$(390,869)	$(708)	$43,740	$(273)	$43,467

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	10	$—	9,866	$10	$436,433	$(32)	$(397,977)	$(708)	$37,726	$(272)	$37,454
Adoption of accounting standard	—	—	—	—	—	—	(62)	—	(62)	—	(62)
Net loss	—	—	—	—	—	—	(9,507)	—	(9,507)	5	(9,502)
Unrealized gain on marketable securities	—	—	—	—	—	32	—	—	32	—	32
Share-based compensation	—	—	96	—	663	—	—	—	663	—	663
Net proceeds from issuance of common stock	—	—	451	—	1,037	—	—	—	1,037	—	1,037
Balance at June 30, 2019	10	$—	10,413	$10	$438,133	$—	$(407,546)	$(708)	$29,889	$(267)	$29,622

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,502)	$(9,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	793	2,115
Depreciation and amortization	35	169
Gain on disposal of assets	—	(1,379)
Accretion on marketable securities	133	155
Changes in operating assets and liabilities:
Prepaid and other current assets	(110)	84
Other assets	181	158
Accounts payable, accrued liabilities and other liabilities	(1,735)	(4,424)
Net cash used in operating activities	(10,205)	(12,184)
Cash flows from investing activities:
Purchase of marketable securities	(25,969)	(38,321)
Sale of marketable securities	36,721	36,482
Proceeds from CFC device sale	—	2,500
Acquisition of property and equipment	—	(11)
Net cash provided by investing activities	10,752	650
Cash flows from financing activities:
Proceeds from exercise of options	—	342
Tax withholding payments on net share settlement equity awards	(130)	(403)
Net proceeds from issuance of common stock	1,038	288
Repayment of notes payable	—	(136)
Net cash provided by financing activities	908	91
Net increase (decrease) in cash, cash equivalents and restricted cash	1,455	(11,443)
Cash, cash equivalents and restricted cash at beginning of period	10,299	34,168
Cash and cash equivalents at end of period	$11,754	$22,725

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$5
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – The Business
Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”) is a late-stage therapeutics development biopharmaceutical company committed to the development of innovative products that have the potential to restore the health of people with chronic illnesses. The Company's leadership team collectively has decades of biopharmaceutical development experience and world-recognized scientific achievement in the fields of cardiovascular and autoimmune disease, among other areas. The Company's goal is to build a broad portfolio of novel and versatile products that address important unmet medical needs. The Company's current product candidates include three developmental treatments for cardiovascular diseases based on its CD34+ cell therapy platform: CLBS12, recipient of SAKIGAKE designation and eligible for early conditional approval in Japan for the treatment of critical limb ischemia ("CLI") based on the results of an ongoing clinical trial; CLBS16, in Phase 2 in the U.S. for the treatment of coronary microvascular dysfunction ("CMD"); and CLBS14, recipient of an RMAT designation and for which the Company has finalized with the U.S. Food and Drug Administration (the "FDA") the protocol for a Phase 3 confirmatory trial in subjects with no-option refractory disabling angina ("NORDA").

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

Regarding CLBS12, the Company's product candidate for CLI, after detailed discussion and agreement with the Japanese Pharmaceutical and Medical Device Agency ("PMDA"), the Company opened a Phase 2 trial for enrollment in December 2017 and announced in March 2018 treatment of the first patient. Based on discussions with the PMDA, the Company expects that a successful outcome of this trial will make CLBS12 eligible for early conditional approval in Japan, thereby effectively making the ongoing trial a potential registration trial in that strategic market. The initial responses observed in the relatively small number of subjects who have reached an endpoint in this open label study are consistent with a positive therapeutic effect and safety profile as reported by previously published clinical trials in Japan and the U.S. While these early signs are encouraging, it is clear that the final outcome of the trial will be dependent on all data from all subjects.

In October 2017, the Company announced the award of a $1.9 million grant from the National Institutes of Health to support a clinical study of CD34+ cells in patients with CMD. This led to the initiation of development of CLBS16 and enrollment of patients in the Company's ESCaPE-CMD Phase 2 proof-of-concept study at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center, Los Angeles, CA. The early results observed in this open label trial from the relatively small number of subjects who have reached the 6-month (primary endpoint) follow-up visit support our expectations for CLBS16 and a positive therapeutic effect and acceptable safety profile in this indication. While the final outcome of the trial will be dependent on the 6-month data from all subjects, these early observations of increased coronary flow reserve and decreased angina symptoms in treated patients are encouraging.

To support a development program of CD34+ cells in the indication of NORDA, the Company acquired the rights to data and regulatory filings for a CD34+ cell therapy program for refractory angina that had been advanced to Phase 3 under the previous investigational new drug application (“IND”) holder. The Company has designated this program CLBS14 and reactivated the IND with the FDA with Caladrius as the sponsor. The Company, working closely with the FDA, has finalized the design of a confirmatory Phase 3 trial which, in combination with previously filed Phase 1, 2 and 3 data, will be considered for the registration of CLBS14.

Immunomodulation (Treg Technology)

For the last several years, the Company has been developing an innovative therapy for T1D (identified as CLBS03) that is based on a proprietary T regulatory cell platform technology for immunomodulation. CLBS03 was granted Fast Track and Orphan drug designations from the FDA for this proposed indication and was granted Advanced Therapeutic Medicinal Product ("ATMP") classification from the European Medicines Agency ("EMA"). This program is based on the use of Tregs (T-regulatory cells) to treat diseases caused by imbalances in an individual's immune system.

Index

In 2016, the Company commenced patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2a prospective, randomized, placebo-controlled, double-blind clinical trial to evaluate the safety and efficacy of CLBS03 in adolescents with recent onset T1D (the "T-Rex Study"). On February 13, 2019, the Company announced top line results indicating that the therapy was well-tolerated but that the study's primary endpoint of preservation of C-peptide had not been achieved. The Company and its collaborators are conducting a comprehensive analysis of data from the trial (including the 2-year follow-up data to come in early 2020) and will make decisions regarding further development of CLBS03 based on the results of those analyses.

Additional Out-licensing Opportunities
The Company's broad intellectual property portfolio of cell therapy assets includes notable programs available for out-licensing in order to continue their clinical development. These include additional indications for both its Treg product and its CD34+ cell technology.

The Company's current long-term strategy focuses on advancing its therapies through development with the ultimate objective of obtaining market authorizations and entering commercialization, either alone or with partners, to provide treatment options to patients suffering from life-threatening medical conditions. The Company believes that it is well-positioned to realize potentially meaningful value increases within its own proprietary pipeline if it is successful in advancing its product candidates to their next significant development milestones.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2019, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2018 and 2017 included in our 2018 Form 10-K. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company makes critical estimates and assumptions in determining stock-based awards values and income taxes. Accordingly, actual results could differ from those estimates and assumptions.

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

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our 2018 Form 10-K. There were no changes to these policies during the three and six months ended June 30, 2019.

Concentration of Risks
We are subject to credit risk from our portfolio of cash, cash equivalents and marketable securities. Under our investment policy, we limit amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except

Index

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
The Company evaluates the accounting for uncertainty in tax positions at the end of each reporting period. The accounting guidance requires companies to recognize in their financial statements the impact of a tax position if the position is more likely than not to be sustained if the position were to be challenged by a taxing authority. The position ascertained inherently requires judgment and estimates by management. The Company recognizes interest and penalties as a component of income tax expense.

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

Note 3 – Available-for-Sale-Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	June 30, 2019				December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$21,901	$3	$(3)	$21,901	$33,536	$—	$(32)	$33,504
Money market funds	8,852	—	—	8,852	4,314	—	—	4,314
Total	$30,753	$3	$(3)	$30,753	$37,850	$—	$(32)	$37,818

Index

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in our Consolidated Balance Sheets (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$8,852	$5,064
Marketable securities	21,901	32,754
Total	$30,753	$37,818

The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in thousands):

	June 30, 2019
	Amortized Cost	Estimated Fair Value
Less than one year	$30,753	$30,753
Greater than one year	—	—
Total	$30,753	$30,753

Note 4 – Loss Per Share

For the three and six months ended June 30, 2019 and 2018, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive. At June 30, 2019 and 2018, the Company excluded the following potentially dilutive securities (in thousands):

	June 30,
	2019	2018
Stock Options	1,101	1,073
Warrants	30	49
Restricted Stock Units	240	45

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis as of June 30, 2019, and December 31, 2018 (in thousands).

Index

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$21,901	$—	$21,901	$—	$32,754	$—	$32,754
	$—	$21,901	$—	$21,901	$—	$32,754	$—	$32,754

Note 6 – Accrued Liabilities

Accrued liabilities as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
Salaries, employee benefits and related taxes	$1,293	$1,758
Operating lease liabilities - current	382	—
CIRM upfront funding - current	2,743	2,583
Other	735	516
Total	$5,153	$4,857

Note 7 – Operating Leases

The Company has operating leases for two offices with terms that expire in 2022 and 2023. In addition, the Company pays for facility space through a third-party manufacturing contract that contains an embedded operating lease, with an estimated expiration in 2020. The Company estimates its incremental borrowing rate, at lease commencement, to determine the present value of lease payments, since most of the Company's leases do not provide an implicit rate of return. The Company recognizes lease expense on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company elected to account for non-lease components associated with its leases and lease components as a single lease component. Upon adoption of Topic 842 on January 1, 2019, we recognized $1.4 million of operating lease liabilities and $1.3 million of operating lease right-of-use assets for our existing operating leases in our balance sheet. As of June 30, 2019, our operating lease liabilities and right-of-use assets were $1.2 million and $1.1 million, respectively. Each of our leases include options for us to extend the lease term.

Operating lease liabilities and right-of-use assets were recorded in the following captions of our balance sheet were as follows (in thousands):

June 30, 2019
Right-of Use Assets:
Other assets	$1,093
Total Right-of-Use Asset	$1,093

Operating Lease Liabilities:
Accrued liabilities	$383
Other long-term liabilities	788
Total Operating Lease Liabilities	$1,171

As of June 30, 2019, the weighted average remaining lease term for our operating leases was 2.5 years, and the weighted average discount rate for our operating leases was 9.625%. Future minimum lease payments under the lease agreements as of June 30, 2019 were as follows (in thousands):

Index

Years ended	Operating Leases
2019	$304
2020	403
2021	411
2022	236
2023	27
Total lease payments	1,381
Less: Amounts representing interest	(210)
Present value of lease liabilities	$1,171

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

Index

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
In August 2018, the Company entered into an amendment to the Sales Agreement to reflect that the shares will be issued pursuant to a Registration Statement on Form S-3 (Registration No. 333-226319) that was declared effective in August 2018 and that replaced the Company’s previously effective shelf registration statement. In connection with the amendment, the number of shares of common stock that may be sold pursuant to the Sales Agreement was increased from an aggregate offering amount of $12 million to $25 million (limited to a maximum of 4,921,260 shares). All other provisions of the Sales Agreement remained unchanged. During the six months ended June 30, 2019, the Company did not issue shares of common stock under the Sales Agreement. As of June 30, 2019, the Company has issued 149,041 shares of common stock under the Sales Agreement for net proceeds of $1.0 million since inception.

Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the six months ended June 30, 2019:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2018	1,018,530	$30.54	5.30	$3.3	30,000	$5.89	4.19	$—

Changes during the period:
Granted	209,346	4.86			—	—
Exercised	(240)	3.54			—	—
Forfeited	(2,610)	4.63			—	—
Expired	(124,004)	53.68			—	—
Outstanding at June 30, 2019	1,101,022	$23.12	6.25	$—	30,000	$5.89	3.70	$—
Vested at June 30, 2019 or expected to vest in the future	1,076,348	$23.55	6.18	$—	30,000	$5.89	3.70	$—
Vested at June 30, 2019	856,547	$28.40	5.39	$—	30,000	$5.89	3.70	$—

Restricted Stock

During the six months ended June 30, 2019 and 2018, the Company issued restricted stock for services as follows ($ in thousands):

	Six Months Ended June 30,
	2019	2018
Number of restricted stock issued	123,564	127,688
Value of restricted stock issued	$612	$351

Restricted Stock Units
During the six months ended June 30, 2019 and 2018, the Company issued restricted stock units for services as follows ($ in thousands, except share data):

	Six Months Ended June 30,
	2019	2018
Number of restricted stock units issued	184,454	34,988
Value of restricted stock units issued	$909	$133

Index

The weighted average estimated fair value of restricted stock issued for services in the six months ended June 30, 2019 and 2018 was $4.93 and $3.79 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.

Note 9 – Share-Based Compensation

Share-Based Compensation

We utilize share-based compensation in the form of stock options, restricted stock, and restricted stock units.  The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$50	$341	$174	$381
General and administrative	195	1,627	619	1,734
Total share-based compensation expense	$245	$1,968	$793	$2,115

Total compensation cost related to non-vested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at June 30, 2019 were as follows (in thousands):

	Stock Options	Restricted Stock
Unrecognized compensation cost	$850	$—
Expected weighted-average period in years of compensation cost to be recognized	2.04	0.00

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Stock Options
	Six Months Ended June 30,
	2019	2018
Total fair value of shares vested	$378	$85
Weighted average estimated fair value of shares granted	$3.18	$2.41

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
The Company received $5.7 million in initial funding in May 2017, a $1.9 million milestone payment in December 2017, a $0.3 million progress payment in March 2018, and a $0.2 million progress payment in May 2019, of which the total will be amortized over the estimated award period through July 2020 as a reduction to the related research and development expenses. As of June 30, 2019, $2.7 million of the funding received was recorded in accrued liabilities, representing the amount expected to be recognized over the next 12 months, and $0.2 million of the funding received was recorded in other long-term liabilities.

Index

During the three and six months ended June 30, 2019, the Company amortized and recognized $0.7 million and $1.3 million in credits, respectively, to research and development related to CIRM funds received. During the three and six months ended June 30, 2018, the Company amortized and recognized $0.6 million and $1.3 million in credits, respectively, to research and development related to CIRM funds received.

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
As of December 31, 2018, the Company had approximately $225 million of federal NOLs available to offset future taxable income expiring from 2030 through 2036. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s NOLs could be limited in the event of a change in ownership. The Company performed an analysis and determined that it has had ownership changes of greater than 50% over a 3-year testing period. The last ownership change was determined to be in 2015. Based on a market capitalization of $124.5 million and using an applicable federal rate of 2.5%, the annual limitation would be approximately $3.0 million. Post change losses generated after June 2, 2015 would not be subject to 382 limitations. Additionally, the Company would be able to increase NOL limitations by the realized built in gain on the sale of PCT in May of 2017.

The Company applies the FASB’s provisions for uncertain tax positions. The Company recognizes interest and penalties associated with certain tax positions as a component of income tax expense. As of June 30, 2019, management does not believe the Company has any material uncertain tax positions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year. For years prior to 2015, the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from date of filing.

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

Overview

Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”) is a late-stage therapeutics development biopharmaceutical company committed to the development of innovative products that have the potential to restore the health of people with chronic illnesses. Our leadership team collectively has decades of biopharmaceutical development experience and world-recognized scientific achievement in the fields of cardiovascular and autoimmune disease, among other areas. Our goal is to build a broad portfolio of novel and versatile products that address important unmet medical needs. Our current product candidates include three developmental treatments for cardiovascular diseases based on its CD34+ cell therapy platform: CLBS12, recipient of SAKIGAKE designation and eligible for early conditional approval in Japan for the treatment of critical limb ischemia ("CLI") based on the results of an ongoing clinical trial; CLBS16, in Phase 2 in the U.S. for the treatment of coronary microvascular dysfunction ("CMD"); and CLBS14, recipient of an RMAT designation and for which we have finalized with the U.S. Food and Drug Administration (the "FDA") the protocol for a Phase 3 confirmatory trial in subjects with no-option refractory disabling angina ("NORDA") for which it has received RMAT designation.

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

Regarding CLBS12, our product candidate for CLI, after detailed discussion and agreement with the Japanese Pharmaceutical and Medical Device Agency ("PMDA"), we opened a Phase 2 trial for enrollment in December 2017 and announced in March 2018 treatment of the first patient. Based on discussions with the PMDA, we expect that a successful outcome of this trial will make CLBS12 eligible for early conditional approval in Japan, thereby effectively making the ongoing trial a potential registration trial in that strategic market. The initial responses observed in the relatively small number of subjects who have reached an endpoint in this open label study are consistent with a positive therapeutic effect and safety profile as reported by previously published clinical trials in Japan and the U.S. While these early signs are encouraging, it is clear that the final outcome of the trial will be dependent on all data from all subjects.

In October 2017, we announced the award of a $1.9 million grant from the National Institutes of Health to support a clinical study of CD34+ cells in patients with CMD. This led to the initiation of development of CLBS16 and enrollment of patients in the Company's ESCaPE-CMD Phase 2 proof-of-concept study at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center, Los Angeles, CA. The early results observed in this open label trial from the relatively small number of subjects who have reached the 6-month (primary endpoint) follow-up visit support our expectations for CLBS16 and a positive therapeutic effect and acceptable safety profile in this indication. While the final outcome of the trial will be dependent on the 6-month data from all subjects, these early observations of increased coronary flow reserve and decreased angina symptoms in treated patients are encouraging.

To support a development program of CD34+ cells in the indication of NORDA, we acquired the rights to data and regulatory filings for a CD34+ cell therapy program for refractory angina that had been advanced to Phase 3 under the previous investigational new drug application (“IND”) holder. We have designated this program CLBS14 and reactivated the IND with the FDA with Caladrius as the sponsor. We, working closely with the FDA, have finalized the design of a confirmatory Phase 3 trial which, in combination with previously filed Phase 1, 2 and 3 data, will be considered for the registration of CLBS14.

Immunomodulation (Treg Technology)

Index

For the last several years, we have been developing an innovative therapy for T1D (identified as CLBS03) that is based on a proprietary T regulatory cell platform technology for immunomodulation. CLBS03 was granted Fast Track and Orphan drug designations from the FDA for this proposed indication and was granted Advanced Therapeutic Medicinal Product ("ATMP") classification from the European Medicines Agency ("EMA"). This program is based on the use of Tregs (T-regulatory cells) to treat diseases caused by imbalances in an individual's immune system.

In 2016, we commenced patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2a prospective, randomized, placebo-controlled, double-blind clinical trial to evaluate the safety and efficacy of CLBS03 in adolescents with recent onset T1D (the "T-Rex Study"). On February 13, 2019, we announced top line results indicating that the therapy was well-tolerated but that the study's primary endpoint of preservation of C-peptide had not been achieved. We and our collaborators are conducting a comprehensive analysis of data from the trial (including the 2-year follow-up data to come in early 2020) and will make decisions regarding further development of CLBS03 based on the results of those analyses.

Additional Out-licensing Opportunities
Our broad intellectual property portfolio of cell therapy assets includes notable programs available for out-licensing in order to continue their clinical development. These include additional indications for both our Treg product and our CD34+ cell technology.

Our current long-term strategy focuses on advancing our therapies through development with the ultimate objective of obtaining market authorizations and entering commercialization, either alone or with partners, to provide treatment options to patients suffering from life-threatening medical conditions. We believe that we are well-positioned to realize potentially meaningful value increases within our own proprietary pipeline if we are successful in advancing our product candidates to their next significant development milestones.

Results of Operations

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

Overall, net losses were $5.1 million and $9.5 million for the three and six months ended June 30, 2019, compared to $4.1 million and $9.1 million for the three and six months ended June 30, 2018.

Operating Expenses

For the three months ended June 30, 2019, operating expenses totaled $5.3 million compared to $4.3 million for the three months ended June 30, 2018, representing an increase of $1.1 million, or 25%. Operating expenses were comprised of the following:

•
Research and development expenses were approximately $3.0 million for the three months ended June 30, 2019, compared to $2.1 million for the three months ended June 30, 2018, representing an increase of approximately $0.9 million, or 41%. Research and development in both periods focused on the advancement of our ischemic repair platform, and related to (i) expenses associated with our ongoing Phase 2 study of CLBS12 in critical limb ischemia development program in Japan, (ii) expense associated with our ongoing Phase 1b/2a study for CLBS16 in coronary microvascular dysfunction, and (iii) expenses associated with planning our CLBS14 program in NORDA.

•
General and administrative expenses were approximately $2.4 million for the three months ended June 30, 2019, compared to $2.1 million for the three months ended June 30, 2018, representing an increase of approximately $0.2 million, or 10%. Our general and administrative expenses focus on general corporate-related activities.

For the six months ended June 30, 2019, operating expenses totaled $9.9 million compared to $9.4 million for the six months ended June 30, 2018, representing an increase of $0.5 million, or 5%. Operating expenses were comprised of the following:

•
Research and development expenses were approximately $5.0 million for the six months ended June 30, 2019, compared to $4.4 million for the six months ended June 30, 2018, representing an increase of approximately $0.6 million, or 15%. Research and development in both periods focused on the advancement of our ischemic repair platform, and related to (i) expenses associated with our ongoing Phase 2 study of CLBS12 in critical limb ischemia development program in Japan, (ii) expense associated with our ongoing Phase 1b/2a study for CLBS16 in coronary microvascular dysfunction, and (iii) expenses associated with planning our CLBS14 program in NORDA.

Index

•
General and administrative expenses were approximately $4.9 million for the six months ended June 30, 2019, compared to $5.0 million for the six months ended June 30, 2018, representing a decrease of approximately $0.1 million, or 3%. Our general and administrative expenses focus on general corporate-related activities.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Other Income (Expense)

Total other income (expense) is primarily comprised of investment income on cash and marketable securities.

Index

Analysis of Liquidity and Capital Resources

At June 30, 2019, we had cash, cash equivalents, and marketable securities of approximately $33.7 million, working capital of approximately $29.1 million, and stockholders’ equity of approximately $29.9 million.

During the six months ended June 30, 2019, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Net cash provided by or used in operating, investing and financing activities were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(10,205)	$(12,184)
Net cash provided by investing activities	10,752	650
Net cash provided by financing activities	908	91

Operating Activities

Our cash used in operating activities during the six months ended June 30, 2019 was $10.2 million, which is comprised of (i) our net loss of $9.5 million, adjusted for non-cash expenses totaling $1.0 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities using approximately $1.7 million.

Our cash used in operating activities during the six months ended June 30, 2018 was $12.2 million, which is comprised of (i) our net loss of $9.1 million, adjusted for non-cash expenses totaling $1.1 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities providing approximately $4.2 million.

 Investing Activities

Our cash provided by investing activities during the six months ended June 30, 2019 totaled $10.8 million and was entirely due to net proceeds from the sale of marketable securities (net of proceeds on purchases of marketable securities).

Our cash provided by investing activities during the six months ended June 30, 2018 totaled approximately $0.7 million, and was primarily due to $2.5 million in proceeds from the sale of our CFC device, and partially offset by net purchases of net investments in marketable securities.

Financing Activities

Our cash provided by financing activities during the six months ended June 30, 2019 consisted of proceeds of $1.0 million through the issuance of 250,000 shares of our common stock under the provisions of our common stock purchase agreement with Lincoln Park Capital, which was partially offset by tax withholding-related payments on net share settlement equity awards to employees.
Our cash provided by financing activities during the six months ended June 30, 2018 consisted of proceeds of approximately $0.2 million through the issuance of 34,215 shares of our common stock under the provisions of our Common Stock Sales Agreement with H.C. Wainwright and $0.3 million of option exercise proceeds, which was partially offset by payment obligations under equipment finance leases and tax withholding-related payments on net share settlement equity awards to employees.

Liquidity and Capital Requirements Outlook

To meet our short and long-term liquidity needs, we expect to use existing cash balances and a variety of other means. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets. Our history of operating losses and liquidity challenges may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market

Index

volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. We will also continue to seek, as appropriate, grants for scientific and clinical studies from various governmental agencies and foundations. We believe that our cash on hand will enable us to fund operating expenses for at least the next 12 months following the issuance of our financial statements; however, the completion of Phase 3 clinical development of CLBS14 is contingent upon the future acquisition of additional capital.
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
In February 2018, we entered into a common stock sales agreement (the "Sales Agreement") with H.C. Wainwright & Co., LLC ("HCW"), as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock, which was further amended in August 2018, having an aggregate offering price of up to $25 million. Subject to the terms and conditions of the Sales Agreement, HCW will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon our instructions, including any price, time or size limits specified by us. We have provided HCW with customary indemnification rights, and HCW will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold. We have no obligation to sell any of the shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement. The Sales Agreement will terminate upon the sale of all of the shares under the Sales Agreement unless terminated earlier by either party as permitted under the Sales Agreement. As of June 30, 2019, we issued 149,041 shares of common stock under the Sales Agreement for net proceeds of $1.0 million.
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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates during the three and six months ended June 30, 2019, compared to those reported in our 2018 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Index

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures we have designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of June 30, 2019, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

None.

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

CALADRIUS BIOSCIENCES, INC.
August 8, 2019	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President and Chief Executive Officer (Principal Executive Officer)
August 8, 2019	By: /s/ Joseph Talamo Name: Joseph Talamo Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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