Form 10-Q
period 2019-09-30
CALADRIUS BIOSCIENCES, INC.
filed 2019-11-06
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 5, 2019
Common stock, $0.001 par value per share	10,399,930	shares

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

Index

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Cash and cash equivalents	$12,674	$10,299
Marketable securities	16,487	32,754
Prepaid and other current assets	1,083	1,053
Total current assets	30,244	44,106
Property and equipment, net	115	165
Other assets	1,312	309
Total assets	$31,671	$44,580

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$844	$762
Accrued liabilities	5,135	4,857
Total current liabilities	5,979	5,619
Other long-term liabilities	710	1,507
Total liabilities	$6,689	$7,126
Commitments and Contingencies

Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 0.001 share of common stock, $0.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; issued and outstanding, 10,411,010 and 9,865,735 shares at September 30, 2019 and December 31, 2018, respectively	10	10
Additional paid-in capital	438,388	436,433
Treasury stock, at cost; 11,080 shares at September 30, 2019 and December 31, 2018	(708)	(708)
Accumulated deficit	(412,444)	(397,977)
Accumulated other comprehensive loss	2	(32)
Total Caladrius Biosciences, Inc. stockholders' equity	25,248	37,726
Noncontrolling interests	(266)	(272)
Total stockholders' equity	24,982	37,454
Total liabilities and stockholders' equity	$31,671	$44,580
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Expenses:
Research and development	$3,004	$1,701	$8,030	$6,086
General and administrative	2,068	2,062	6,980	7,105
Total operating expenses	5,072	3,763	15,010	13,191

Operating loss	(5,072)	(3,763)	(15,010)	(13,191)

Other income (expense):
Investment income, net	175	214	611	585
Interest expense	—	—	—	(5)
Total other income (expense), net	175	214	611	580

Net loss	$(4,897)	$(3,549)	$(14,399)	$(12,611)
Less - net income (loss) attributable to noncontrolling interests	1	1	6	(2)
Net loss attributable to Caladrius Biosciences, Inc. common stockholders	$(4,898)	$(3,550)	$(14,405)	$(12,609)

Basic and diluted loss per share
Caladrius Biosciences, Inc. common stockholders	$(0.47)	$(0.36)	$(1.40)	$(1.31)

Weighted average common shares outstanding
Basic and diluted shares	10,411	9,745	10,279	9,634

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(4,897)	$(3,549)	$(14,399)	$(12,611)

Other comprehensive income (loss):
Available for sale securities - net unrealized income (loss)	2	30	34	(1)
Total other comprehensive income (loss)	2	30	34	(1)

Comprehensive loss	(4,895)	(3,519)	(14,365)	(12,612)

Comprehensive income (loss) attributable to noncontrolling interests	1	1	6	(2)

Comprehensive loss attributable to Caladrius Biosciences, Inc. common stockholders	$(4,896)	$(3,520)	$(14,371)	$(12,610)

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	10	$—	9,736	$10	$435,339	$(31)	$(390,869)	$(708)	$43,741	$(273)	$43,468
Net loss	—	—	—	—	—	—	(3,550)	—	(3,550)	1	(3,549)
Unrealized gain on marketable securities	—	—	—	—	—	2	—	—	2	—	2
Share-based compensation	—	—	—	—	165	—	—	—	165	—	165
Net proceeds from issuance of common stock	—	—	115	—	710	—	—	—	710	—	710
Proceeds from option exercises	—	—	2	—	13	—	—	—	13	—	13
Balance at September 30, 2018	10	$—	9,853	$10	$436,227	$(29)	$(394,419)	$(708)	$41,081	$(272)	$40,809

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	10	$—	10,413	$10	$438,133	$—	$(407,546)	$(708)	$29,889	$(267)	$29,622
Net loss	—	—	—	—	—	—	(4,898)	—	(4,898)	1	(4,897)
Unrealized gain on marketable securities	—	—	—	—	—	2	—	—	2	—	2
Share-based compensation	—	—	(2)	—	254	—	—	—	254	—	254
Net proceeds from issuance of common stock	—	—	—	—	1	—	—	—	1	—	1
Balance at September 30, 2019	10	$—	10,411	$10	$438,388	$2	$(412,444)	$(708)	$25,248	$(266)	$24,982

Index

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	10	$—	9,484	$9	$433,044	$(28)	$(381,810)	$(708)	$50,507	$(318)	$50,189
Net loss	—	—	—	—	—	—	(12,609)	—	(12,609)	(2)	(12,611)
Unrealized loss on marketable securities	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Share-based compensation	—	—	127	1	1,878	—	—	—	1,879	—	1,879
Net proceeds from issuance of common stock	—	—	165	—	998	—	—	—	998	—	998
Proceeds from option exercises	—	—	77	—	355	—	—	—	355	—	355
Change in ownership in subsidiary	—	—	—	—	(48)	—	—	—	(48)	48	—
Balance at September 30, 2018	10	$—	9,853	$10	$436,227	$(29)	$(394,419)	$(708)	$41,081	$(272)	$40,809

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	10	$—	9,866	$10	$436,433	$(32)	$(397,977)	$(708)	$37,726	$(272)	$37,454
Adoption of accounting standard	—	—	—	—	—	—	(62)	—	(62)	—	(62)
Net loss	—	—	—	—	—	—	(14,405)	—	(14,405)	6	(14,399)
Unrealized gain on marketable securities	—	—	—	—	—	34	—	—	34	—	34
Share-based compensation	—	—	94	—	917	—	—	—	917	—	917
Net proceeds from issuance of common stock	—	—	451	—	1,038	—	—	—	1,038	—	1,038
Balance at September 30, 2019	10	$—	10,411	$10	$438,388	$2	$(412,444)	$(708)	$25,248	$(266)	$24,982

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(14,399)	$(12,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,047	2,281
Depreciation and amortization	50	208
Gain on disposal of assets	—	(1,429)
Accretion on marketable securities	172	197
Changes in operating assets and liabilities:
Prepaid and other current assets	(30)	210
Other assets	272	182
Accounts payable, accrued liabilities and other liabilities	(1,774)	(5,982)
Net cash used in operating activities	(14,662)	(16,944)
Cash flows from investing activities:
Purchase of marketable securities	(32,312)	(60,191)
Sale of marketable securities	48,441	54,134
Proceeds from CFC device sale	—	2,550
Acquisition of property and equipment	—	(134)
Net cash provided by (used in) investing activities	16,129	(3,641)
Cash flows from financing activities:
Proceeds from exercise of options	—	355
Tax withholding payments on net share settlement equity awards	(130)	(403)
Net proceeds from issuance of common stock	1,038	998
Repayment of notes payable	—	(159)
Net cash provided by financing activities	908	791
Net increase (decrease) in cash, cash equivalents and restricted cash	2,375	(19,794)
Cash, cash equivalents and restricted cash at beginning of period	10,299	34,168
Cash and cash equivalents at end of period	$12,674	$14,374

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$5
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – The Business
Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”) is a late-stage therapeutics development biopharmaceutical company committed to the development of innovative products that have the potential to restore the health of people with chronic illnesses. The Company's leadership team collectively has decades of biopharmaceutical development experience and world-recognized scientific achievement in the fields of cardiovascular and autoimmune disease, among other areas. The Company's goal is to build a broad portfolio of novel and versatile products that address important unmet medical needs. The Company's current product candidates include three developmental treatments for cardiovascular diseases based on its CD34+ cell therapy platform: CLBS12, recipient of SAKIGAKE designation and eligible for early conditional approval in Japan for the treatment of critical limb ischemia ("CLI") based on the results of an ongoing clinical trial; CLBS16, in Phase 2 in the U.S. for the treatment of coronary microvascular dysfunction ("CMD"); and CLBS14, recipient of an RMAT designation and for which the Company has finalized with the U.S. Food and Drug Administration ("the FDA") the protocol for a Phase 3 confirmatory trial in subjects with no-option refractory disabling angina ("NORDA").

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

Regarding CLBS12, the Company's product candidate for CLI, after detailed discussion and agreement with the Japanese Pharmaceutical and Medical Device Agency ("PMDA"), the Company opened a Phase 2 trial for enrollment in December 2017 and announced in March 2018 treatment of the first patient. Based on discussions with the PMDA, the Company expects that a successful outcome of this trial will make CLBS12 eligible for early conditional approval in Japan, thereby effectively making the ongoing trial a potential registration trial in that strategic market. The initial responses observed in the subjects who have reached an endpoint in this open label study are consistent with a positive therapeutic effect and safety profile as reported by previously published clinical trials in Japan and the U.S. Enrollment is ongoing and the Company anticipates completion in the first half of 2020 with top line data targeted for late 2020 or early 2021. We remain on track for an earliest possible approval in Japan during 2021 based on the accelerated review afforded by CLBS12's SAKIGAKE designation. While early signs are encouraging, the final outcome of the trial will be dependent on all data from all subjects.

In October 2017, the Company announced the award of a $1.9 million grant from the National Institutes of Health to support a clinical study of CD34+ cells in patients with CMD. This led to the initiation of development of CLBS16 and enrollment of patients in the Company's ESCaPE-CMD Phase 2 proof-of-concept study at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center in Los Angeles, CA. In June 2019, the Company announced the completion of enrollment in this study. The early results observed in the first six patients in this open label trial who reached the 6-month (primary endpoint) follow-up visit support the Company's expectations for CLBS16 and a positive therapeutic effect and acceptable safety profile in this indication. While the final outcome of the trial will be dependent on the 6-month data from all subjects, early observations of increased coronary flow reserve and decreased angina symptoms in treated patients are encouraging. Results of the first 17 of 20 patients enrolled in the trial who reached 6-month follow-up will be presented as a rapid fire oral presentation on November 16, 2019 at the annual meeting of the American Heart Association in Philadelphia, PA by one of the principal investigators, Dr. Noel Bairey Merz, FACC, FAHA, FESC, the director of the Barbra Streisand Women's Heart Center at Cedars-Sinai in Los Angeles, CA. Assuming that the full data set corroborates previously reported results, the Company plans to advance the program to its next clinical development step as expeditiously as possible.

To support a development program of CD34+ cells in the indication of NORDA, the Company acquired the rights to data and regulatory filings for a CD34+ cell therapy program for refractory angina that had been advanced to Phase 3 under the previous investigational new drug application (“IND”) holder. The Company has designated this program CLBS14 and reactivated the IND with the FDA with Caladrius as the sponsor. The Company, working closely with the FDA, has finalized the design of a confirmatory Phase 3 trial which, in combination with previously filed Phase 1, 2 and 3 data, will be considered for the registration of CLBS14. The Company has substantially completed the preparatory work for initiation of this trial; however, it will not commence enrollment of patients until sufficient capital is acquired, which will give it confidence that it can fund the trial through completion.

Index

Immunomodulation (Treg Technology)

For the last several years, the Company has been developing an innovative therapy for T1D (identified as CLBS03) that is based on a proprietary T-regulatory cell platform technology for immunomodulation. CLBS03 was granted Fast Track and Orphan drug designations from the FDA for this proposed indication and was granted Advanced Therapeutic Medicinal Product ("ATMP") classification from the European Medicines Agency ("EMA"). This program is based on the use of Tregs (T-regulatory cells) to treat diseases caused by imbalances in an individual's immune system.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2019, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2018 and 2017 included in our 2018 Form 10-K. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amount of expenses during the reporting period. The Company bases its estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company makes critical estimates and assumptions in determining stock-based awards values and income taxes. Accordingly, actual results could differ from those estimates and assumptions.

An accounting policy is considered to be critical if it is important to the Company’s financial condition and results of operations and if it requires management’s most difficult, subjective and complex judgments in its application.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Caladrius Biosciences, Inc. and its wholly owned and partially owned subsidiaries and affiliates. All intercompany activities have been eliminated in consolidation.

Index

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our 2018 Form 10-K. There were no changes to these policies during the three and nine months ended September 30, 2019.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize lease assets and lease liabilities for those leases classified as operating leases. The guidance was effective for interim and annual periods beginning after December 15, 2018 and was adopted as of January 1, 2019. The Company adopted the standard using the optional transition method, with an immaterial adjustment to accumulated deficit upon adoption. The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The Company concluded that the adoption of ASU 2016-02 was non-cash in nature, did not affect the Company's cash position, and did not have a material impact on the Company's financial statements.

In June 2018, the FASB issued ASU 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting," which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company's adoption date of ASC 606. The Company determined that the adoption of this new accounting guidance did not have a material impact on its financial statements and footnote disclosures.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments". ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for

Index

us on January 1, 2020. The Company is currently evaluating the effect that the updated standard will have on our consolidated financial statements and footnote disclosures.

Note 3 – Available-for-Sale-Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	September 30, 2019				December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$17,489	$5	$(3)	$17,491	$33,536	$—	$(32)	$33,504
Money market funds	9,198	—	—	9,198	4,314	—	—	4,314
Total	$26,687	$5	$(3)	$26,689	$37,850	$—	$(32)	$37,818

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in our Consolidated Balance Sheets (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$10,202	$5,064
Marketable securities	16,487	32,754
Total	$26,689	$37,818

The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in thousands):

	September 30, 2019
	Amortized Cost	Estimated Fair Value
Less than one year	$26,687	$26,689
Greater than one year	—	—
Total	$26,687	$26,689

Note 4 – Loss Per Share

For the three and nine months ended September 30, 2019 and 2018, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive. At September 30, 2019 and 2018, the Company excluded the following potentially dilutive securities (in thousands):

	September 30,
	2019	2018
Stock Options	1,095	1,036
Warrants	30	49
Restricted Stock Units	118	45

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis as of September 30, 2019, and December 31, 2018 (in thousands).

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$16,487	$—	$16,487	$—	$32,754	$—	$32,754
	$—	$16,487	$—	$16,487	$—	$32,754	$—	$32,754

Note 6 – Accrued Liabilities

Accrued liabilities as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019	December 31, 2018
Salaries, employee benefits and related taxes	$1,676	$1,758
Operating lease liabilities - current	368	—
CIRM upfront funding - current	2,286	2,583
Other	805	516
Total	$5,135	$4,857

Note 7 – Operating Leases

The Company has operating leases for two offices with terms that expire in 2022 and 2023. In addition, the Company pays for facility space through a third-party manufacturing contract that contains an embedded operating lease, with an estimated expiration in 2020. The Company estimates its incremental borrowing rate, at lease commencement, to determine the present value of lease payments, since most of the Company's leases do not provide an implicit rate of return. The Company recognizes lease expense on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company elected to account for non-lease components associated with its leases and lease components as a single lease component. Upon adoption of Topic 842 on January 1, 2019, we recognized $1.4 million of operating lease liabilities and $1.3 million of operating lease right-of-use assets for our existing operating leases in our balance sheet. As of September 30, 2019, the Company's operating lease liabilities and right-of-use assets were $1.1 million and $1.0 million, respectively. Each of the Company's leases include options for us to extend the lease term and/or sub-lease space in whole or in part.

Operating lease liabilities and right-of-use assets were recorded in the following captions of our balance sheet were as follows (in thousands):

Index

September 30, 2019
Right-of Use Assets:
Other assets	$1,003
Total Right-of-Use Asset	$1,003

Operating Lease Liabilities:
Accrued liabilities	$368
Other long-term liabilities	710
Total Operating Lease Liabilities	$1,078

As of September 30, 2019, the weighted average remaining lease term for our operating leases was 2.2 years, and the weighted average discount rate for our operating leases was 9.625%. Future minimum lease payments under the lease agreements as of September 30, 2019 were as follows (in thousands):

Years ended	Operating Leases
2019	$151
2020	431
2021	414
2022	239
2023	27
Total lease payments	1,262
Less: Amounts representing interest	(184)
Present value of lease liabilities	$1,078

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
As of September 30, 2019, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

Common Stock Sales Agreement
In February 2018, the Company entered into a common stock sales agreement with H.C. Wainwright & Co., LLC ("HCW") as sales agent, which was subsequently amended in August 2018 (the "Sales Agreement"), in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock having an aggregate offering price of not more than $25.0 million. In March 2019, subsequent to the filing of our 2018 Form 10-K, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $52.8 million. Pursuant to General Instruction I.B.6 of Form S-3, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of our 2018 Form 10-K filing, the aggregate amount of securities that we were permitted to offer and sell at such time was reduced to $17.6 million (or a maximum of 4.8 million shares), which was equal to one-third of the aggregate market value of our common stock held by non-affiliates at such time.
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
During the nine months ended September 30, 2019, the Company did not issue shares of common stock under the Sales Agreement. As of September 30, 2019, the Company has issued 149,041 shares of common stock under the Sales Agreement for net proceeds of $1.0 million since inception.

Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the nine months ended September 30, 2019:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2018	1,018,530	$30.54	5.30	$3.3	30,000	$5.89	4.19	$—

Changes during the period:
Granted	209,346	4.86			—	—
Exercised	(240)	3.54			—	—
Forfeited	(2,610)	4.63			—	—
Expired	(130,354)	57.67			—	—
Outstanding at September 30, 2019	1,094,672	$22.47	6.03	$—	30,000	$5.89	3.45	$—
Vested at September 30, 2019 or expected to vest in the future	1,074,281	$22.81	5.97	$—	30,000	$5.89	3.45	$—
Vested at September 30, 2019	854,347	$27.50	5.20	$—	30,000	$5.89	3.45	$—

Index

Restricted Stock

During the nine months ended September 30, 2019 and 2018, the Company issued restricted stock for services as follows ($ in thousands):

	Nine Months Ended September 30,
	2019	2018
Number of restricted stock issued	123,564	91,740
Value of restricted stock issued	$612	$348

Restricted Stock Units
During the nine months ended September 30, 2019 and 2018, the Company issued restricted stock units for services as follows ($ in thousands, except share data):

	Nine Months Ended September 30,
	2019	2018
Number of restricted stock units issued	184,454	127,228
Value of restricted stock units issued	$909	$652
The weighted average estimated fair value of restricted stock issued for services in the nine months ended September 30, 2019 and 2018 was $4.93 and $5.12 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.

Note 9 – Share-Based Compensation

Share-Based Compensation

We utilize share-based compensation in the form of stock options, restricted stock, and restricted stock units.  The following table summarizes the components of share-based compensation expense for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$54	$32	$229	$413
General and administrative	200	135	818	1,869
Total share-based compensation expense	$254	$167	$1,047	$2,282

Total compensation cost related to non-vested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at September 30, 2019 were as follows (in thousands):

	Stock Options	Restricted Stock
Unrecognized compensation cost	$749	$—
Expected weighted-average period in years of compensation cost to be recognized	1.80	0

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Stock Options
	Nine Months Ended September 30,
	2019	2018
Total fair value of shares vested	$398	$218
Weighted average estimated fair value of shares granted	$3.18	$2.61

Index

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
The Company received $5.7 million in initial funding in May 2017, a $1.9 million milestone payment in December 2017, a $0.3 million progress payment in March 2018, and a $0.2 million progress payment in May 2019, of which the total will be amortized over the estimated award period through July 2020 as a reduction to the related research and development expenses. As of September 30, 2019, $2.3 million of the funding received was recorded in accrued liabilities. During the three and nine months ended September 30, 2019, the Company amortized and recognized $0.7 million and $2.0 million in credits, respectively, to research and development related to CIRM funds received. During the three and nine months ended September 30, 2018, the Company amortized and recognized $0.6 million and $1.9 million in credits, respectively, to research and development related to CIRM funds received.

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

The Company applies the FASB’s provisions for uncertain tax positions. The Company recognizes interest and penalties associated with certain tax positions as a component of income tax expense. As of September 30, 2019, management does not believe the Company has any material uncertain tax positions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year. For years prior to 2015, the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from date of filing.

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

Regarding CLBS12, our product candidate for CLI, after detailed discussion and agreement with the Japanese Pharmaceutical and Medical Device Agency ("PMDA"), we opened a Phase 2 trial for enrollment in December 2017 and announced in March 2018 treatment of the first patient. Based on discussions with the PMDA, we expect that a successful outcome of this trial will make CLBS12 eligible for early conditional approval in Japan, thereby effectively making the ongoing trial a potential registration trial in that strategic market. The initial responses observed in the subjects who have reached an endpoint in this open label study are consistent with a positive therapeutic effect and safety profile as reported by previously published clinical trials in Japan and the U.S. Enrollment is ongoing and we anticipate completion in the first half of 2020 with top line data targeted for late 2020 or early 2021. We remain on track for an earliest possible approval in Japan during 2021 based on the accelerated review afforded by CLBS12's SAKIGAKE designation. While early signs are encouraging, the final outcome of the trial will be dependent on all data from all subjects.

In October 2017, we announced the award of a $1.9 million grant from the National Institutes of Health to support a clinical study of CD34+ cells in patients with CMD. This led to the initiation of development of CLBS16 and enrollment of patients in the Company's ESCaPE-CMD Phase 2 proof-of-concept study at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center in Los Angeles, CA. In June 2019, we announced the completion of enrollment in this study. The early results observed in the first six patients in this open label trial who reached the 6-month (primary endpoint) follow-up visit support our expectations for CLBS16 and a positive therapeutic effect and acceptable safety profile in this indication. While the final outcome of the trial will be dependent on the 6-month data from all subjects, early observations of increased coronary flow reserve and decreased angina symptoms in treated patients are encouraging. Results of the first 17 of 20 patients enrolled in the trial who reached 6-month follow-up will be presented as a rapid fire oral presentation on November 16, 2019 at the annual meeting of the American Heart Association in Philadelphia, PA by one of the principal investigators, Dr. Noel Bairey Merz, FACC, FAHA, FESC, the director of the Barbra Streisand Women's Heart Center at Cedars-Sinai in Los Angeles, CA. Assuming that the full data set corroborates previously reported results, the Company plans to advance the program to its next clinical development step as expeditiously as possible.

Index

To support a development program of CD34+ cells in the indication of NORDA, we acquired the rights to data and regulatory filings for a CD34+ cell therapy program for refractory angina that had been advanced to Phase 3 under the previous investigational new drug application (“IND”) holder. We have designated this program CLBS14 and reactivated the IND with the FDA with Caladrius as the sponsor. We, working closely with the FDA, have finalized the design of a confirmatory Phase 3 trial which, in combination with previously filed Phase 1, 2 and 3 data, will be considered for the registration of CLBS14. We have substantially completed the preparatory work for initiation of this trial; however, we will not commence enrollment of patients until sufficient capital is acquired, which will give us confidence that we can fund the trial through completion.

Immunomodulation (Treg Technology)

For the last several years, we have been developing an innovative therapy for T1D (identified as CLBS03) that is based on a proprietary T-regulatory cell platform technology for immunomodulation. CLBS03 was granted Fast Track and Orphan drug designations from the FDA for this proposed indication and was granted Advanced Therapeutic Medicinal Product ("ATMP") classification from the European Medicines Agency ("EMA"). This program is based on the use of Tregs (T-regulatory cells) to treat diseases caused by imbalances in an individual's immune system.

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

Results of Operations

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

Overall, net losses were $4.9 million and $14.4 million for the three and nine months ended September 30, 2019, compared to $3.5 million and $12.6 million for the three and nine months ended September 30, 2018.

Operating Expenses

For the three months ended September 30, 2019, operating expenses totaled $5.1 million compared to $3.8 million for the three months ended September 30, 2018, representing an increase of $1.3 million, or 35%. Operating expenses were comprised of the following:

•
Research and development expenses were approximately $3.0 million for the three months ended September 30, 2019, compared to $1.7 million for the three months ended September 30, 2018, representing an increase of approximately $1.3 million, or 77%. Research and development in both periods focused on the advancement of our ischemic repair platform and related to (i) expenses associated with our ongoing Phase 2 study of CLBS12 in critical limb ischemia development program in Japan, (ii) expense associated with our ongoing Phase 1b/2a study for CLBS16 in coronary microvascular dysfunction, and (iii) expenses associated with planning our CLBS14 program in NORDA.

•
General and administrative expenses were approximately $2.1 million for both the three months ended September 30, 2019 and the three months ended September 30, 2018. Our general and administrative expenses focus on general corporate-related activities.

Index

For the nine months ended September 30, 2019, operating expenses totaled $15.0 million compared to $13.2 million for the nine months ended September 30, 2018, representing an increase of $1.8 million, or 14%. Operating expenses were comprised of the following:

•
Research and development expenses were approximately $8.0 million for the nine months ended September 30, 2019, compared to $6.1 million for the nine months ended September 30, 2018, representing an increase of approximately $1.9 million, or 32%. Research and development in both periods focused on the advancement of our ischemic repair platform, and related to (i) expenses associated with our ongoing Phase 2 study of CLBS12 in critical limb ischemia development program in Japan, (ii) expense associated with our ongoing study for CLBS16 in coronary microvascular dysfunction, and (iii) expenses associated with planning our CLBS14 program in NORDA.

•
General and administrative expenses were approximately $7.0 million for the nine months ended September 30, 2019, compared to $7.1 million for the nine months ended September 30, 2018, representing a decrease of approximately $0.1 million, or 2%. Our general and administrative expenses focus on general corporate-related activities.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Other Income (Expense)

Total other income (expense) is primarily comprised of investment income on cash, cash equivalents and marketable securities.

Index

Analysis of Liquidity and Capital Resources

At September 30, 2019, we had cash, cash equivalents, and marketable securities of approximately $29.2 million, working capital of approximately $24.3 million, and stockholders’ equity of approximately $25.2 million.

During the nine months ended September 30, 2019, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Net cash provided by or used in operating, investing and financing activities were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(14,662)	$(16,944)
Net cash provided by (used in) investing activities	16,129	(3,641)
Net cash provided by financing activities	908	791

Operating Activities

Our cash used in operating activities during the nine months ended September 30, 2019 was $14.7 million, which is comprised of (i) our net loss of $14.4 million, adjusted for non-cash expenses totaling $1.3 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities using approximately $1.5 million.

Our cash used in operating activities during the nine months ended September 30, 2018 was $16.9 million, which is comprised of (i) our net loss of $12.6 million, adjusted for non-cash expenses totaling $1.3 million (which includes adjustments for equity-based compensation, depreciation and amortization, gains on disposals of assets, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities providing approximately $5.6 million.

 Investing Activities

Our cash provided by investing activities during the nine months ended September 30, 2019 totaled $16.1 million and was entirely due to net proceeds from the sale of marketable securities (net of purchases of marketable securities).

Our cash used in investing activities during the nine months ended September 30, 2018 totaled approximately $3.6 million, and was primarily due to net purchases of marketable securities (net of sales of marketable securities), and partially offset by $2.5 million in proceeds from the sale of our CFC device.

Financing Activities

Our cash provided by financing activities during the nine months ended September 30, 2019 consisted of proceeds of $1.0 million through the issuance of 250,000 shares of our common stock under the provisions of our common stock purchase agreement with Lincoln Park Capital, which was partially offset by tax withholding-related payments on net share settlement equity awards to employees.
Our cash provided by financing activities during the nine months ended September 30, 2018 consisted of proceeds of approximately $1.0 million through the issuance of shares of our common stock under the provisions of our Common Stock Sales Agreement with H.C. Wainwright and $0.3 million of option exercise proceeds, which was partially offset by payment obligations under equipment finance leases and tax withholding-related payments on net share settlement equity awards to employees.

Liquidity and Capital Requirements Outlook

To meet our short and long-term liquidity needs, we expect to use existing cash balances and a variety of other means. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets. Our history of operating losses and liquidity challenges may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market

Index

volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. We will also continue to seek, as appropriate, grants for scientific and clinical studies from various governmental agencies and foundations. We believe that our cash on hand will enable us to fund operating expenses for at least the next 12 months following the issuance of our financial statements considering the assumption that any initiation of a CLBS14 Phase 3 study is contingent on the successful acquisition of additional capital to fund such a study.
In March 2019, we and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $26 million, subject to certain limitations and conditions set forth in the Purchase Agreement (the “Offering”). As consideration for entering into the Purchase Agreement, we issued to Lincoln Park an additional 181,510 shares of common stock as commitment shares. Pursuant to the Purchase Agreement, Lincoln Park purchased 250,000 shares of common stock, at a price of $4.00 per share, for a total gross purchase price of $1.0 million (the “Initial Purchase”) upon commencement. Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement, we have the right, from time to time, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2,500,000, unless we and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a “Regular Purchase”). If we direct Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, we may direct Lincoln Park in an “accelerated purchase” to purchase an additional amount of common stock that may not exceed the lesser of (i) 300%  the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day. As of September 30, 2019, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.
In February 2018, we entered into a common stock sales agreement (the "Sales Agreement") with H.C. Wainwright & Co., LLC ("HCW"), as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock, which was further amended in August 2018, having an aggregate offering price of up to $25 million. In March 2019, subsequent to the filing of our 2018 Form 10-K, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $52.8 million. Pursuant to General Instruction I.B.6 of Form S-3, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of our 2018 Form 10-K filing, the aggregate amount of securities that we were permitted to offer and sell at such time was reduced to $17.6 million (or a maximum of 4.8 million shares), which was equal to one-third of the aggregate market value of our common stock held by non-affiliates at such time. Subject to the terms and conditions of the Sales Agreement, HCW will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon our instructions, including any price, time or size limits specified by us. We have provided HCW with customary indemnification rights, and HCW will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold. We have no obligation to sell any of the shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement. The Sales Agreement will terminate upon the sale of all of the shares under the Sales Agreement unless terminated earlier by either party as permitted under the Sales Agreement. As of September 30, 2019, we issued 149,041 shares of common stock under the Sales Agreement for net proceeds of $1.0 million.
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

Index

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2019, compared to those reported in our 2018 Form 10-K.

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

As of September 30, 2019, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

CALADRIUS BIOSCIENCES, INC.
November 6, 2019	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President and Chief Executive Officer (Principal Executive Officer)
November 6, 2019	By: /s/ Joseph Talamo Name: Joseph Talamo Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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