Form 10-K
period 2019-12-31
CALADRIUS BIOSCIENCES, INC.
filed 2020-03-05
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________   to _________________________

Commission File Number 001-33650

CALADRIUS BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-2343568
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 Allen Road, 2nd Floor, Basking Ridge, New Jersey	07920
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: 908-842-0100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange On Which Registered
Common Stock, par value $0.001 per share	CLBS	The Nasdaq Capital Market
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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
Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019 (the last business day of the most recently completed second fiscal quarter) was approximately $20 million, computed by reference to the last sale price of $2.28 for the common stock on the Nasdaq Capital Market reported for such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 5th, 2020
Common stock, $0.001 par value per share	10,638,771	shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the 2020 Annual Meeting of Stockholders.

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

Index

PART I

ITEM 1. BUSINESS.
OVERVIEW
Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”) is a clinical-stage biopharmaceutical company dedicated to the development of cellular therapies designed to reverse, not manage, cardiovascular disease. We are developing first-in-class therapy products that are based on the notion that our bodies contain finely tuned mechanisms for self-repair. Our technology leverages and enables these mechanisms in the form of specific cells, using formulations unique to each indication.
Our leadership team collectively has decades of biopharmaceutical development experience and world-recognized scientific achievement in the field of cardiovascular disease, among other fields. Our goal is to build a broad portfolio of novel and versatile products that address important unmet medical needs. Our current product candidates include three developmental treatments for ischemic diseases based on our CD34+ cell therapy platform: CLBS12, recipient of SAKIGAKE designation (a Japanese regulatory status that is similar in certain respects to "breakthrough therapy" designation granted by the U.S. Food and Drug Administration (the "FDA") to eligible investigational treatments) and eligible for early conditional approval in Japan for the treatment of critical limb ischemia ("CLI") based on the results of an ongoing clinical trial; CLBS16, a Phase 2 clinical trial in the U.S. for the treatment of coronary microvascular dysfunction ("CMD"); and CLBS14, a Regenerative Medicine Advanced Therapy ("RMAT") designated therapy for which we have finalized with the FDA a protocol for a Phase 3 confirmatory trial in subjects with no-option refractory disabling angina ("NORDA").
Additional Out-licensing Opportunities
Our broad intellectual property portfolio of cell therapy assets includes notable programs available for out-licensing in order to continue their clinical development. Our current long-term strategy is to advance our therapies through development with the ultimate objective of obtaining market authorizations and entering commercialization, either alone or with partners, and to provide treatment options to patients suffering from life-threatening medical conditions. We believe that we are well-positioned to realize potentially meaningful value increases within our own proprietary pipeline if we are successful in advancing our product candidates to their next significant development milestones.
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

THE FIELD OF CELL THERAPY
Regenerative medicine is defined as the process of replacing or regenerating human cells, tissues or organs to restore normal function. Among the categories of therapeutic technology platforms within this field are cell therapy, tissue engineering, tools, device diagnostics and aesthetic medicine. All living complex organisms start as a single cell that replicates and then individual groups of cells differentiate (mature into complex cell types), thereby yielding the diversity of organs and organ systems in an adult organism. Cell therapy is a process that uses cells to prevent, treat or cure disease, or to regenerate damaged or aged tissue. Since the 1970s, bone marrow and blood and umbilical cord-derived stem cells have been used to restore bone marrow, as well as blood and immune system cells damaged by the chemotherapy and radiation historically used to treat many cancers. Notably, this approach holds curative potential for patients with otherwise fatal conditions.
There are two general classes of cell therapies: autologous and allogeneic. When cells are collected from a person (donor) and transplanted or used to develop a treatment solely for that same person (recipient or patient) with or without modification,

Index

the treatment paradigm is known as “autologous” cell therapy. For long-term repair of cardiovascular tissues, evidence indicates that the repair cells must remain in the target tissue for a period of time. Since autologous cells are not destroyed by the immune system, autologous cell therapy can be expected to result in long-term residence of the administered cells. When the donor and the recipient are not the same individual, the procedures are referred to as “allogeneic” cell therapy.
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

CELL THERAPY PRODUCT DEVELOPMENT
Ischemic Repair (CD34 Cell Technology)
The CD34+ cell was discovered as a result of the deliberate search for a stem cell capable of stimulating the development and/or repair of blood vessels. All tissues in the body maintain their function by replacing cells over time. In addition to the maintenance function, the body must also be capable of building new blood vessels after injury. A CD34+ cell is a stem cell that has the ability to stimulate new blood vessel formation. No other native cell discovered to date has demonstrated this same capability.
Our CD34+ cell technology has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34+ cells, we seek to promote the development and formation of new microvasculature and thereby increase blood flow to the impacted area. We believe that a number of conditions caused by underlying ischemic injury can be improved through our CD34+ cell technology, including but not limited to, CLI, CMD and NORDA.
While other cell types have been tested by researchers for the treatment of cardiovascular conditions, none have been shown in nature to perform a cardiovascular repair function.
CLBS12 for Treatment of Critical Limb Ischemia
Following detailed discussion and agreement with the Japanese Pharmaceutical and Medical Device Agency ("PMDA"), we treated the first patient in a registration-eligible trial in Japan in March 2018. Based on discussions with the PMDA, we expect CLBS12 will be eligible for early conditional approval in Japan if there is a successful outcome of this trial, thereby effectively making the ongoing trial a potential registration trial in that strategic market. The initial responses observed in the subjects who have reached an endpoint in this open label study are consistent with a positive therapeutic effect and safety profile as reported by previously published clinical trials in Japan and the U.S. Enrollment is ongoing and we anticipate completion by mid-2020 with top line data targeted for late 2020 or early 2021. While the data accumulated to date continue to be encouraging, the final outcome of the trial will be dependent on all data from all subjects. Based on the accelerated review afforded CLBS12 by its SAKIGAKE designation and the current projected timeline to study completion, we expect that CLBS12 could potentially be an approved commercial product in Japan as early as late 2021 or early 2022.
CLBS16 for Treatment of Coronary Microvascular Dysfunction
In October 2017, we announced the award of a $1.9 million grant from the National Institutes of Health to support a clinical study of CD34+ cells in patients with CMD under Award Number R44HL135889. The content of that announcement is solely our responsibility and does not necessarily represent the official views of the National Institutes of Health. This award led to the initiation of development of CLBS16 and enrollment of patients in our ESCaPE-CMD Phase 2 proof-of-concept study at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center in Los Angeles, CA. In June 2019, we announced the completion of enrollment in this study. Results of the first 17 of 20 patients enrolled in this trial who reached 6-month follow-up were presented as a rapid fire oral presentation on November 16, 2019 at the annual meeting of the American Heart Association in Philadelphia, PA by one of the principal investigators, Dr. Noel Bairey Merz, FACC, FAHA, FESC, the director of the Barbra Streisand Women's Heart Center at Cedars-Sinai in Los Angeles, CA. That data set showed a positive therapeutic effect with a statistically significant improvement in angina frequency, coronary flow reserve, Canadian Cardiovascular Society Angina Class and Seattle Questionnaire score, as well as an acceptable safety profile. We are planning to advance the CLBS16 program to its next clinical development step, a Phase 2b study, with a target for first patient enrolled by mid-2020.
CLBS14 for Treatment of No Option Refractory Disabling Angina (NORDA)

Index

We acquired the rights to data and regulatory filings for a CD34+ cell therapy program for refractory angina that had been advanced to Phase 3 by a previous sponsor.
Based on the clinical evidence from the completed studies that a single administration of CLBS14 reduces mortality, improves angina, and increases exercise capacity in patients with otherwise untreatable angina, this product received RMAT designation from the FDA. Working closely with the FDA, we have finalized the design of a confirmatory Phase 3 trial which, in combination with previously filed Phase 1, 2 and 3 data, will be considered for the registration of CLBS14. Notably, this study design includes a 6-month primary endpoint and, with the benefit of the RMAT designation, the biologics license application ("BLA"), once submitted, is expected to receive a 6-month review. We have completed substantially the preparatory work for initiation of this trial. We will not, however, commence enrollment of patients until sufficient capital dedicated to this program is acquired by us, which capital will give us confidence that we can fund the trial uninterrupted through completion.

TECHNOLOGY OUT-LICENSING OPPORTUNITIES
Ischemic Repair (CD34+ Cell Technology)
Our CD34+ Cell Technology is a platform technology with potential application to a broad array of ischemic conditions and we will seek to out-license our technology in geographies or indications where we do not intend to pursue development ourselves.
Intellectual Property Platform
Our developed and owned ischemic repair patent portfolio comprises the following:

•	Nine U.S. patents, three EU patents (each filed in 5 individual countries) and 7 other patents in Japan, Canada, Russia and Hong Kong;

•
Claims cover, inter alia, a pharmaceutical composition that contains a therapeutic concentration of non-expanded CD34+ stem cells that move in response to SDF-1 or VEGF, together with a stabilizing amount of serum, that can be delivered to repair an injury caused by vascular insufficiency;

•
Issued and pending claims can be applied to a broad range of conditions caused by underlying ischemia, including: acute myocardial infarction; chronic myocardial ischemia post-AMI; chronic heart failure; critical limb ischemia; and ischemic brain injury;

•	Two pending patent applications outside the United States.
Market Opportunity for CLI
In Japan, there are approximately 300,000 patients with CLI, of whom approximately 51,000 are not candidates for revascularization, making them the addressable population for CLBS12. The addressable population is approximately 560,000 patients in the EU and 300,000 in the U.S.
The field of cardiovascular cell therapy development is competitive. There are a number of companies that are developing cell-based therapies for cardiovascular diseases. These companies are utilizing a number of different therapeutic approaches in their development efforts. There are both autologous and allogeneic based competitive therapies that derive cells principally from four sources: fat, peripheral blood, cord blood, and bone marrow. CLBS12 is an autologous therapy that derives its cells from peripheral blood via apheresis.
Market Opportunity for CMD
In the United States, there are approximately 8,300,000 patients with CMD, while the addressable population is roughly 6,000,000 in the EU and 1,000,000 in Japan.
Market Opportunity for NORDA
In the United States, we have identified fewer than 100,000 patients with no-option refractory disabling angina as candidates for CLBS14, making this an indication of orphan size.

GOVERNMENT REGULATION
The health care industry is one of the most highly regulated industries in the United States and abroad. Various governmental regulatory authorities, as well as private accreditation organizations, oversee and monitor the activities of individuals and businesses engaged in the development, manufacture and delivery of health care products and services. The following is a general description of certain current laws and regulations that are relevant to our business:

Index

Premarket Review and Approval of Pharmaceutical and Biological Products in the United States
In the United States, pharmaceutical and biological products, including cellular therapies, are subject to extensive pre- and post- market regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products, including biological products, intended for therapeutic uses. Biological products are approved for marketing under provisions of the Public Health Service Act ("PHS Act"). However, biological products that also meet the definition of “drugs” under the FD&C Act are also subject to regulation under FD&C Act provisions and to applicable provisions from two sets of FDA implementing regulations, those for biological products and those for drugs. Another distinction between pharmaceuticals and cellular therapies is that the PHS Act requires the submission of a BLA, rather than a New Drug Application ("NDA"), for market authorization of a cellular therapy candidate like ours. Generally, the application process and requirements for product approval under BLA is similar to those for an NDA, and the review process for biological products is associated with similar approval risks and application costs as for chemical entity drug products.
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
An applicant seeking approval to market and distribute a new pharmaceutical or biological product in the United States typically must undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA's good laboratory practice or GLP regulations;

•	submission to the FDA of an IND, which includes the detailed clinical protocol and which must take effect before human clinical trials can commence;

•
approval of the clinical trial protocol and the sponsor's safeguards for human subjects by one or more institutional review boards, or "IRBs," depending on the numbers of clinical sites and other features of the study design, before each clinical trial may be initiated;

•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or "GCPs," to establish the safety and efficacy of the proposed drug or biological product for each proposed indication for which FDA approval is sought;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•	preparation and submission to the FDA of an NDA or BLA, as appropriate;

•	review of the product by an FDA advisory committee, where appropriate or if applicable, as determined by the FDA at its discretion;

•
satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with the regulations establishing current Good Manufacturing Practices, or “cGMPs,” and current Good Tissue Practices or “cGTPs” (if applicable), and to assure that the facilities, methods and controls used for the manufacture, processing and packing of the drug or biological product are adequate to preserve the product’s identity, strength, quality and purity; and

•	payment of applicable user fees and securing FDA approval of the NDA or BLA.
Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Moreover, submission of an IND may not result in FDA authorization to initiate a clinical trial if the FDA raises concerns or questions about the design of the clinical trial or the preclinical or manufacturing information supporting it, including concerns that human research subjects will be exposed to unreasonable health risks. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. After a trial is initiated, the FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with FDA requirements, or presents an unacceptable risk to the clinical trial patients.

Index

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations and GCPs, which are meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors. In addition, sponsors of most clinical trials involving FDA regulated products, including drugs and biologics, are required to register and disclose certain clinical trial information on a public registry and results database managed by the National Institutes of Health called ClinicalTrials.gov. Registration information that must be submitted includes information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Failure to comply with applicable clinical trial registration or results reporting obligations can result in civil monetary penalties or the withholding of grant funds from a federally funded grantee.
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

•
Phase 3: These are commonly referred to as pivotal or registration studies. When Phase 2 evaluations demonstrate that a dose range of the product is effective and has an acceptable safety profile, Phase 3 clinical trials are typically undertaken in a larger patient population to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple and geographically-dispersed clinical trial sites. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug or biologic as a requirement for marketing authorization.

•
Phase 4: In some cases, the FDA may condition approval of an NDA or BLA for a product candidate on the sponsor's agreement to conduct additional clinical trials after NDA or BLA approval. In other cases, a sponsor may voluntarily carry out additional trials post approval to gain more information about the drug or biologic.

Submission of an NDA or BLA to the FDA
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA seeking approval to market the drug product for one or more indications. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The cost of preparing and submitting an NDA or BLA is substantial. Under federal law, most NDA or BLA submissions are additionally subject to a substantial application user fee. The current fee for FY2020 is $2,942,965 (some small businesses may qualify for a waiver under certain circumstances) and an annual program fee, currently $325,424, must also be paid for each approved prescription drug or biological product. These fees are typically adjusted annually.
The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the Agency's threshold determination that the application is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. If the application is not sufficiently complete, the FDA may issue a Refusal to File, or RTF, letter, although the FDA may permit an applicant to correct certain easily correctable deficiencies in the NDA/BLA before filing without taking an official RTF action. Under certain NDA and BLA review performance goals to which the FDA has agreed, most applications for standard review of drug or biological products are reviewed within ten to twelve months, and most applications for priority review drugs or biologics are reviewed within six to eight months. If a sponsor submits a major amendment to a filed NDA or BLA at any time during the review cycle, the FDA may extend these reviews by three months although only one such extension is permitted during a review cycle. Priority review can be applied to drugs or biologics that, in the FDA's determination, offer major advances in treatment or provide a treatment for a disease or condition for which no adequate therapy exists. For biologics, priority review is further limited to products intended to treat a serious or life-threatening disease relative to currently approved products. Priority review requests must be submitted in conjunction with the original NDA/BLA for which the sponsor is seeking the designation, and the FDA decision will be made in conjunction with its official action to file the application and begin the substantive review process.

Index

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
One potential condition of approval is that the FDA may require an applicant to develop a REMS to ensure that the benefits of the drug outweigh its risks.  To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS requirements are tailored to the specific risk/benefit profile of a drug and can include requirements such as medication guides for patients, detailed communication plans for health care professionals, and elements to assure safe use, or “ETASU.” ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, restricted distribution, and the use of patient registries. The FDA may require a REMS as a condition of approval or may add such a requirement at any point post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS and the specific components that are involved can materially affect the potential market and profitability of a product. If the FDA concludes an REMS plan is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve an NDA without an REMS, if required.
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

Index

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
In addition to the above, the FDA may designate an investigational product as a Breakthrough Therapy or as a Regenerative Medicine Advanced Therapy ("RMAT"), depending on the type of investigational product and its ability to meet applicable eligibility criteria. Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). The RMAT designation requires similar eligibility criteria to be met, but it is available only to cell therapies, tissue therapies, and other products that meet the statutory definition of a “regenerative medicine therapy.” Specifically, a biological product is eligible for RMAT designation if: (a) the product candidate is a regenerative medicine therapy, which is defined in the FD&C Act as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, except for those regulated solely under the PHS Act (that is, excluding those biological products that are not also regulated as “drugs” under the FD&C Act); (b) the product candidate is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (c) preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. Both Breakthrough Therapy and RMAT designations are intended to help accelerate product development by allowing more frequent interactions with the FDA and receiving intensive FDA guidance on efficient drug development.
Pediatric Information
Under the Pediatric Research Equity Act ("PREA"), NDAs or BLAs or supplements to NDAs or BLAs must contain data that are adequate to assess the safety and effectiveness of the drug or biologic for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. Sponsors must also submit pediatric trial plans prior to the assessment data, and those plans must contain an outline of the proposed pediatric trial or trials the applicant plans to conduct, including trial objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. The FDA may grant full or partial waivers or deferrals for submission of data. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease.
The Best Pharmaceuticals for Children Act ("BPCA") provides approved NDA and BLA holders a six-month extension of any exclusivity that attaches to the end of all existing marketing exclusivities and patents for the drug or biologic. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug or biologic in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA's request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.
Orphan Drugs
Under the Orphan Drug Act, the FDA may designate a candidate as an orphan drug if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the U.S.) Orphan drug designation must be

Index

requested by an applicant before submitting an NDA or BLA for the relevant drug candidate. If the FDA grants orphan drug designation, the FDA will publicly disclose the generic identity of the drug candidate and its potential orphan use. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances comprising methods by which a second sponsor can demonstrate clinical superiority of its drug in comparison to the first approved orphan drug. Regardless of the orphan drug designation, a competitor may receive FDA approval for a different product (i.e., a different therapeutic agent from the orphan drug) for the same indication for which the orphan product has exclusivity and may obtain approval for the same product (i.e., the same therapeutic agent as the orphan drug) but for a different indication. If a designated orphan drug ultimately receives marketing approval for an indication broader than what was described in its orphan drug designation request, it may not be entitled to exclusivity under the Orphan Drug Act. Among the other benefits of orphan drug designation, the sponsor receives a waiver of the NDA or BLA application user fee and is eligible for tax credits for certain research (although the amount of this potential tax credit was decreased from 50% to 25% of qualified clinical testing expenses with the 2017 overhaul of the U.S. Tax Code, effective in 2018).
Post-Approval Requirements
Drugs and biological products manufactured, marketed or distributed pursuant to FDA approval decisions are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to FDA review and approval before they can be implemented. There also are continuing, annual program fee requirements for any marketed, approved prescription products, as well as new application fees for supplemental applications.
In addition, drug manufacturers and other entities involved in the manufacture of approved drugs are required to register their facilities with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA for compliance with cGMP/cGTP requirements. Prescription drug distribution facilities are also subject to state licensure, including inspections, by the relevant local regulatory authority. Changes to the manufacturing process, specifications or container closure system for an approved drug or biologic are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP or cGTP and impose reporting and documentation requirements upon the sponsor and others involved in the product’s manufacturing process. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP/cGTP compliance and ensure ongoing compliance with other statutory requirements the FD&C Act, such as the requirements for making manufacturing changes to an approved NDA or BLA.
Even after a new drug or biologic approval is granted, the FDA may withdraw that approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. If a previously unknown problem, including adverse events of unanticipated severity or frequency, or with manufacturing processes, is discovered or the manufacturer fails to comply with regulatory requirements, the FDA may require revisions to the approved labeling to add new safety information; may impose additional post-market studies or clinical trials to assess new safety risks; or may impose distribution or other restrictions under a REMS program. Other potential consequences of regulatory non-compliance include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs/BLAs or supplements to approved NDAs/BLAs, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products;

•	injunctions or the imposition of civil or criminal penalties;

•	consent degrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or

•	mandated modification of promotional materials and labeling and the issuance of corrective information.

Index

The FDA strictly regulates marketing, labeling, advertising and promotion of prescription drug and biological products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant penalties. In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws, the most recent of which is still in the process of being phased into the U.S. supply chain and regulatory framework.
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10‑year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.
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

•
the federal transparency requirements under the Physician Payments Sunshine Act that require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value physicians, teaching hospitals, and certain advanced non-physician health care practitioners and physician ownership and investment interests;

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

Index

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

EMPLOYEES
As of December 31, 2019, we had 27 full-time employees. Our senior management and professional employees have had prior experience in pharmaceutical or biotechnology companies. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

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
We have a limited operating history, limited capital, and limited sources of revenue. Since our inception in 1980 through December 31, 2019, we have incurred aggregate net losses of approximately $417.4 million. Our net losses from continuing operations attributable to common stockholders for the years ended December 31, 2019 and December 31, 2018 were approximately $19.4 million and $16.2 million, respectively. As of December 31, 2019, our cash and cash equivalents and marketable securities were $25.2 million. Our current business has not generated revenues in the past and for the foreseeable future we do not expect it to generate revenue to be sufficient to cover costs attributable to that business or to our operations as a whole, including our development activities associated with our product candidates. Ultimately, we may never generate sufficient revenue from our business to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of product development and other operations.
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
To both fund our clinical trials and support our future operations, we would likely seek to raise capital through a variety of different public and/or private financings vehicles. This could include, but not be limited to, utilization of our at-the-market ("ATM") sales agreement with H.C. Wainwright & Co., equity sales pursuant to our purchase agreement with Lincoln Park Capital Fund, L.L.C., potential issuances of other debt or equity securities in public or private financings and/or sale or licensing of assets. If we raise capital through the sale of equity, or securities convertible into equity, it will result in dilution to our

Index

then-existing stockholders. Servicing the interest and principal repayment obligations under debt we incur, or whether any such debt is called, would divert funds that might otherwise be available to support research and development, clinical or commercialization activities. In addition, debt financing involves covenants that restrict our ability to operate our business. In certain cases, we also may seek funding through collaborative arrangements that would likely require us to relinquish certain rights to our technology or product candidates and diminish our share in the future revenues associated with the partnered product.
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

RISKS RELATED TO OUR CELL THERAPY PRODUCT DEVELOPMENT EFFORTS
Our future success may be dependent on the timely and successful continued development and commercialization of CLBS12, our experimental product candidate for CLI that is in clinical development in Japan, CLBS16 for CMD and CLBS14 for NORDA, and if we encounter delays or further difficulties in the development of these product candidates, our business prospects would be significantly harmed.
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
In early 2018, we treated the first patient in a clinical trial in Japan for CLBS12 for use in CLI taking advantage of the paradigm of potential conditional approval for regenerative medicine products established by new regulations in Japan for products that show sufficient safety evidence and some evidence of efficacy. We also recently reported preliminary top-line data from the 6-month follow-up of patients in a clinical trial using CD34+ cells to treat CMD (CLBS16). Additionally, we currently have an open IND for CLBS14, a program that is now poised to commence a single Phase 3 confirmatory trial for registration in the U.S. in patients with NORDA. Actual initiation of that trial is contingent upon the acquisition of sufficient funding to give us confidence that we could complete the trial uninterrupted.
Clinical testing is expensive, difficult to design and implement, and can take many years to complete. Importantly, a failure of one or more of these or any other clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of clinical trials that could delay or prevent our ability to complete our clinical trials, receive regulatory approval or commercialize our cell therapy product candidates, including the following:

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

•
delays in reaching agreement on acceptable terms with prospective contract research organizations ("CROs"), contract manufacturing organizations ("CMOs"), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, CMOs and clinical trial sites;

Index

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
Pandemics such as the corona virus could have an adverse impact on our developmental programs and our financial condition.
In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel, pursue partnerships and other business transactions, conduct clinical trials, make shipments of biologic materials, as well as be impacted by the temporary closure of the facilities of suppliers and clinical trial sites. Any disruption of suppliers, clinical trial sites or access to patients would likely impact our clinical trial enrollment progress and rates as well as our ability to access capital through the financial markets. The extent to which the coronavirus may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus.
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

Index

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
We may not be able to initiate or complete as planned any clinical trials if we are unable to identify and enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other regulatory authorities. We also may be unable to engage a sufficient number of clinical trial sites to conduct our trials. Moreover, our ability to conduct trials outside of the United States may be constrained by our inability to transport trial materials to foreign destinations within the expiry period of such materials unless and until we commence operation outside of the United States or find another source of supply.
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
We have not completed the clinical trials necessary to obtain FDA approval to market CLBS12, CLBS14 or CLBS16 or any of our other product candidates in development. Our management lacks significant experience in completing Phase 3 pivotal clinical trials and bringing a drug or biological product through commercialization. Clinical trials for products in development may be delayed or terminated as a result of many factors, including the following:

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

Index

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
We were granted SAKIGAKE designation in Japan and Advanced Therapeutic Medicinal Product ("ATMP") designation in Europe for CLBS12 for the treatment of CLI, and RMAT designation for CLBS14 for the treatment of no-option refractory disabling angina. However, SAKIGAKE, ATMP and RMAT designations do not ensure that we will experience a faster development, regulatory review or approval process compared to conventional FDA or Japan PMDA procedures. Additionally, a regulatory authority may withdraw a designation if it believes that the designation is no longer supported by data from the clinical development program. Moreover, award of a particular designation does not imply a higher probability of success of a product in the approval process.
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

Index

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
We currently rely on contract manufacturers to provide the cell processing services necessary for clinical production for our various CD34+ cell therapy product candidates. The Foundation for Biomedical Research and Innovation, a Japanese corporation with its principal place of business in Kobe, Japan ("FBRI") will provide all cell processing services for the CLBS12 CLI trial in Japan. Hitachi Chemical Advanced Therapeutics Systems ("HCATS") and FBRI also provide services and produce materials for clinical trials on behalf of unaffiliated third parties. To date, neither has produced any products at commercial scale quantities. We expect that HCATS and FBRI would need to expand significantly their manufacturing capabilities to meet potential commercial demand for CLBS12, CLBS14 and CLBS16 and any other of our product candidates, if approved, as well as any of our other product candidates that might attain regulatory approval. Such expansion would require additional regulatory approvals. Even if they increase their manufacturing capabilities, it is possible that they may still lack sufficient capacity to meet demand. Ultimately, if we are unable to supply our products to meet commercial demand, whether because of processing constraints or other disruptions, delays or difficulties that we experience, sales of the products and their long-term commercial prospects could be significantly damaged.
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

Index

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

Index

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
The clinical development, commercialization and marketing of cell and tissue-based therapies are at an early stage, substantially research-oriented and financially speculative. To date, very few companies have been successful in their efforts to develop and commercialize a cell therapy product. In general, cell-based or tissue-based products may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy, or other characteristics that may prevent or limit their approval or commercial use. Regulatory approval of novel product candidates such as CLBS12, CLBS14 and CLBS16, which are each manufactured using novel and proprietary manufacturing processes, can be more complex and expensive and take longer than other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to the FDA’s lack of experience with them. To our knowledge, the FDA has only approved five autologous cell therapy products to date.
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

Index

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

Index

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
The increasing use of social media platforms presents new risks and challenges.
Social media is increasingly being used to communicate information about our products and the diseases that our therapies are designed to treat. Social media practices in our industry continue to evolve and regulations related to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients and others may use social media channels to comment on the effectiveness of a product or to report an alleged adverse event. When such disclosures occur, we may fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend against political and market pressures generated by social media due to restrictions on what we may say about our products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions or incur other harm to our business.

RISKS RELATED TO MANUFACTURING OUR DEVELOPMENT PRODUCT CANDIDATES
We have no internal capacity to manufacture our development product candidates and have no assurance that we will continue to have access to manufacturers in our industry that can effectively make our development products or make them at an affordable, salable or otherwise commercially reasonable price or quantity.
Cell manufacturers have a finite manufacturing capacity, which could inhibit the long-term growth prospects of our business.
We currently have no manufacturing contracts to produce materials for our clinical trials in the United States. It is possible that the demand for our products could exceed existing manufacturing capacity. We expect that, as our own cell therapy development programs progress and demand for cell therapy services in the industry expand, it may become necessary or desirable for us to expand our manufacturing vendors for cell therapy services and products in the future, which may require us to invest significant amounts of capital and to obtain regulatory approvals. If manufacturers are unable to meet our rising demand for products and services on a timely basis or unable to maintain cGMP/cGTP compliance standards, then it is likely that the progress of our own programs will be impaired which could materially and adversely affect the overall success of our development programs.
Components of therapeutic products approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMPs and manufacturers of cell-based product candidates must comply with cGTPs. In addition, manufacturers of therapeutic products may be required to modify their manufacturing processes from time to time in response to regulatory requests. The manufacture of live cellular-based products is complex and imposes significant regulatory burdens that may change over time. We may encounter difficulties in the production of our product candidates due to our limited manufacturing experience.
We will need to improve manufacturing efficiency at our contract manufacturers in order to establish cost of goods levels that will permit approved products to succeed commercially.
CMOs cannot provide assurances that they will be able to develop process enhancements that are acceptable to regulators or other comparable regulatory authorities, on a timely basis, on commercially reasonable terms, or at all, or that any expected improvement in profitability will be realized. If they are unsuccessful in their efforts to develop necessary improvements, we may be unable to develop commercially viable products, which would impair our ability to continue our operations.
Lack of access to safe, reliable and effective transportation options could adversely affect our ability to meet our needs.

Index

To effectively and efficiently deliver our cell therapy product, we also need to establish and maintain cost-effective relationships with reliable and experienced transportation carriers. Most existing transportation carriers are not optimally designed for the transportation of cell therapy products. For example, these carriers generally lack a true point-to-point chain of control, may have non-controlled X-ray and inspection, do not guarantee package orientation, handling or storage conditions and, in many cases, lack a standard, documented and tracked operating procedures. While reliable ground carriers with experience in the transport of blood products exist in major U.S. metropolitan areas, air carriers meeting such needs are limited. If carriers we currently use should cease medical shipping operations or otherwise become unable to properly meet our transportation needs or comply with applicable customs and import regulations, the lack of access to safe, reliable and effective transportation options could adversely affect our ability to meet our needs.

RISKS RELATED TO GOVERNMENT REGULATION
The development and commercialization of our product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the United States and abroad, and the failure to receive regulatory approvals for our cell therapy product candidates would likely have a material and adverse effect on our business and prospects.
Government authorities in the United States, at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising and promotion, distribution, marketing, import and export of pharmaceutical and biological products, such as CLBS12, CLBS14 and CLBS16. The process of obtaining required regulatory approvals and the subsequent compliance with appropriate statutes and regulations requires the expenditure of substantial time and money, and there is no guarantee that we will successfully complete the steps needed to obtain regulatory approval of CLBS12, CLBS14 or CLBS16 or any future product candidates. There also are extensive and ongoing post-marketing compliance obligations to which we would be subject following FDA approval of any of our product candidates. In addition, these federal regulations may change, and our product candidates may be subject to new laws or regulations due to the rapid advancement of the regenerative medicine field and legislators'/regulators' interest in it.
To date, we have not received regulatory approval to market any of our product candidates in any jurisdiction. If we seek approval of any of our cell therapy product candidates, we will be required to submit to FDA and Japanese and potentially other regulatory authorities extensive preclinical and clinical data supporting the safety and efficacy of such products, as well as information about the manufacturing process and to undergo inspection of manufacturing facilities, among other things. The process of obtaining FDA and other regulatory approvals is expensive, typically takes many years and is subject to numerous risks and uncertainties, particularly with complex and/or novel product candidates such as our cell-based product candidates. Changes in regulatory approval policies during the clinical research and development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application or may make it easier for our competitors to gain regulatory approval to enter the marketplace. Ultimately, the FDA and other regulatory agencies have substantial discretion in the approval/licensure process and may refuse to accept any application or may decide that our product candidate data are insufficient for approval without the submission of additional preclinical, clinical or other time-consuming studies. In addition, varying agency interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.
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

Index

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
Facilities engaged in the recovery, processing, storage, labeling, packaging or distribution of any human cells, tissues or cellular- and tissue-based products, or the screening or testing of a donor, are required to register with the applicable regulatory agencies. Any third party retained by us to process our samples must be similarly registered with regulators and comply with applicable regulations as well as applicable cGTP regulations and any failure to comply with these requirements could adversely affect our business.
In addition to cGTPs, cGMP regulations govern the manufacture, processing, packaging and holding of cell therapy products that are regulated as drugs. Any third-party manufacturers that prepare our products must comply with cGMP requirements including quality control, quality assurance and the maintenance of records and documentation for certain products. They may be unable to comply with these cGMP requirements and with other national regulators and state and local regulatory requirements. These requirements may change over time and we or third-party manufacturers may be unable to comply with the revised requirements.
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
We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.
We are subject to laws and regulations covering data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the U.S., we may be subject to state security breach notification laws, state health information privacy laws and federal and state consumer protections laws which impose requirements for the collection, use, disclosure and transmission of personal information. Each of these laws are subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we

Index

fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA.
Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. In May 2016, the European Union formally adopted the General Data Protection Regulation (GDPR), which applies to all EU member states from May 25, 2018 and replaced the EU Data Protection Directive The regulation introduces stringent new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. It has increased our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules. The GDPR is a complex law and the regulatory guidance is still evolving, including with respect to how the GDPR should be applied in the context of clinical studies.  Furthermore, many of the countries within the European Union are still in the process of drafting supplementary data protection legislation in key fields where the GDPR allows for national variation, including the fields of clinical study and other health-related information.  These variations in the law may raise our costs of compliance and result in greater legal risks.
We will continue to be subject to extensive regulation following any product approvals, and if we fail to comply with these regulations, we may suffer a significant setback in our business.
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

Index

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
It is uncertain to what extent government, private health insurers and third-party payors will approve coverage or provide reimbursement for the therapies and products to which our research and development relate. Availability for such reimbursement may be further limited by an increasing uninsured population and reductions in Medicare and Medicaid funding in the United States.
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

Index

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

Index

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, upon completion of this offering and in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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

Index

We may be unable to obtain or maintain patent protection for our products and product candidates, which could have a material adverse effect on our business.
Our commercial success will depend, in part, on obtaining and maintaining patent protection for new technologies, product candidates, products and processes and successfully defending such patents against third-party challenges. To that end, we file patent applications, and have been issued patents, that are intended to cover certain methods and uses of human cells as well as compositions and methods relating to hematopoietic stem cells. These patent applications may never result in the issuance of patents.
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

Index

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

Index

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
The market price of our common stock has been, and in the future may continue to be, highly volatile. For example, from January 1, 2019 through March 5, 2020 our common stock traded as low as $2.00 per share and as high as $5.44 per share.
The market price for our common stock is highly dependent on, among other things, stock market conditions in general, our clinical development efforts and the growth of our business in general, the amount of our available cash and investments and our level of cash utilization. Future events could increase the volatility seen in our common stock and ultimately cause a significant decline in the price of our common stock and ultimately impact our ability to raise additional capital in the future. These events could include the following, among others:

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
As of December 31, 2019, there were 10,528,689 shares of our common stock outstanding. In addition, there were outstanding stock options, restricted stock units and warrants representing the potential issuance of an additional 1,192,539 shares of our common stock. The issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect the price of our common stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares could cause the supply of our common stock available for purchase in the market to exceed the purchase demand for our common stock. Such supply in excess of demand could cause the market price of our common stock to decline.
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

Index

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.

Index

Our corporate headquarters are in Basking Ridge, New Jersey. The space is approximately 11,600 rentable square feet. The base monthly rent is approximately $24,000 and the lease term ends May 31, 2022. In addition, there are two five-year renewal options. In July 2019, we executed a three-year lease extension for the approximately 3,400 rentable square feet in our Rye Brook, New York office, which extension expires in March 2023. The base monthly rent for our Rye Brook office is approximately $8,900. We believe the total leased space is sufficient for the near future.

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
Holders
As of March 5, 2020, there were approximately 693 stockholders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2019 regarding shares of our common stock that may be issued under our existing equity compensation plans, including our 2018 Equity Incentive Compensation Plan (the "2018 Plan"), our 2015 Equity Compensation Plan (the "2015 Plan"), our 2009 Stock Option and Incentive Plan (the “2009 Plan”), our 2003 Stock Option and Incentive Plan (the “2003 Plan”), and our amended 2017 Employee Stock Purchase Plan (the "Amended 2017 ESPP").

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options (1)	Weighted Average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders (2)	1,044,417	$18.31	1,080,812	(3)
Equity compensation plans not approved by security holders	0	—	0

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

OVERVIEW
Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”) is a clinical-stage biopharmaceutical company dedicated to the development of cellular therapies designed to reverse cardiovascular disease. We are developing first-in-class therapy products that are based on the notion that our body contains finely tuned mechanisms for self-repair. Our technology leverages and enables these mechanisms in the form of specific, naturally-occurring minimally manipulated cells, using formulations unique to each indication.
Our leadership team collectively has decades of biopharmaceutical development experience and world-recognized scientific achievement in the field of cardiovascular disease, among other fields. Our goal is to build a broad portfolio of novel and versatile products that address important unmet medical needs. Our current product candidates include three developmental treatments for ischemic diseases based on our CD34+ cell therapy platform: CLBS12, recipient of SAKIGAKE designation and eligible for early conditional approval in Japan for the treatment of critical limb ischemia ("CLI") based on the results of an ongoing clinical trial; CLBS16, in a Phase 2 clinical trial in the U.S. for the treatment of coronary microvascular dysfunction ("CMD"); and CLBS14, a Regenerative Medicine Advanced Therapy ("RMAT") designated therapy for which we have finalized with the U.S. Food and Drug Administration (the "FDA") a protocol for a Phase 3 confirmatory trial in subjects with no-option refractory disabling angina ("NORDA").
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
Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Overall, net losses were $19.4 million and $16.2 million for the years ended December 31, 2019 and 2018, respectively.
Operating Expenses
For the year ended December 31, 2019, operating expenses totaled $20.1 million compared to $17.0 million for the year ended December 31, 2018, representing an increase of $3.1 million or 18%. Operating expenses comprise the following:

•
Research and development expenses were approximately $10.8 million for the year ended December 31, 2019 compared to $7.6 million for the year ended December 31, 2018, representing an increase of approximately $3.2 million, or 42%. Research and development in both periods focused on the advancement of our ischemic repair platform and related to:

◦
ongoing registration-eligible study expenses for CLBS12 in critical limb ischemia in Japan, whereby we continue to focus spending on our patient enrollment, and anticipate completing enrollment in the first half of 2020;

◦
ongoing Phase proof-of-concept study expenses for CLBS16 in coronary microvascular dysfunction, whereby study enrollment was completed in the second quarter of 2019, preliminary top-line results were reported in November 2019 and full results expected in the first half of 2020; and

◦
expenses associated with preparation our confirmatory Phase 3 study of CLBS14 in NORDA. In late 2019, we projected that the Phase 3 study would cost approximately $70 million in external expenses over the next several years to complete, and as a result, we elected to postpone the initiation of the study until we have confidence that we can access sufficient capital to allow us to complete the study uninterrupted.

•
General and administrative expenses were approximately $9.3 million for the year ended December 31, 2019, compared to $9.4 million for the year ended December 31, 2018, representing a decrease of approximately $0.1 million, or 1%. Our general and administrative expenses focus on general corporate-related activities.

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
Analysis of Liquidity and Capital Resources
At December 31, 2019, we had cash, cash equivalents, and marketable securities of approximately $25.2 million, working capital of approximately $20.0 million, and stockholders’ equity of approximately $20.8 million. During the year ended December 31, 2019, we met our immediate cash requirements through existing cash balances.
Net cash provided by or used in operating, investing and financing activities were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(18,882)	$(19,986)
Net cash provided by (used in) investing activities	21,432	(4,707)
Net cash provided by financing activities	1,183	824

Operating Activities
Our cash used in operating activities during the year ended December 31, 2019 totaled approximately $18.9 million, which is the sum of (i) our net loss of $19.4 million, and adjusted for non-cash income and expenses totaling $1.6 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities of approximately $1.1 million.
Our cash used in operating activities during the year ended December 31, 2018 totaled approximately $20.0 million, which is the sum of (i) our net loss of $16.2 million, and adjusted for non-cash income and expenses totaling $1.5 million (which includes adjustments for equity-based compensation, depreciation and amortization, gain on disposal of assets, deferred income taxes, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities of approximately $5.3 million.
Investing Activities
Our cash provided by investing activities during the year ended December 31, 2019 totaled approximately $21.4 million and was entirely due to net proceeds from the sale of marketable securities investments (net of purchases of marketable securities).
Our cash used in investing activities during the year ended December 31, 2018 totaled approximately $4.7 million and was primarily due to net purchases of marketable securities (net of sales of marketable securities), and partially offset by $2.5 million in proceeds from the sale of our Counterflow Centrifuge System device.
Financing Activities
Our cash provided by financing activities during the year ended December 31, 2019 consisted of proceeds of $1.0 million through the issuance of shares of our common stock under the provisions of our common stock purchase agreement with Lincoln Park Capital, and proceeds of $0.3 million through the issuance of shares of our common stock under the provisions of our Common Stock Sales Agreement with H.C. Wainwright, which was partially offset by tax withholding-related payments on net share settlement equity awards to employees.
Our cash provided by financing activities during the year ended December 31, 2018 consisted of proceeds of approximately $1.0 million through the issuance of shares of our common stock under the provisions of our Common Stock Sales Agreement with H.C. Wainwright and $0.4 million of option exercise proceeds, which was partially offset by payment obligations under equipment finance leases and tax withholding-related payments on net share settlement equity awards to employees.
Liquidity and Capital Requirements Outlook
To meet our short and long-term liquidity needs, we expect to use existing cash balances and a variety of other means. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets. Our history of operating losses and liquidity challenges may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market

Index

volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. We will also continue to seek, as appropriate, grants for scientific and clinical studies from various governmental agencies and foundations, and other sources of non-dilutive funding. For example, in December 2019, we received preliminary approval from the New Jersey Economic Development Authority to participate in the Technology Business Tax Certificate Transfer (NOL) Program. That program permits qualified companies to sell a percentage of their New Jersey net operating losses to unrelated profitable corporations. While we expect to receive final approval for our New Jersey net operating losses sale in the first quarter of 2020, there can be no assurance that such approval will be received at that time, if ever. We believe that our cash on hand will enable us to fund operating expenses for at least the next 12 months following the issuance of our financial statements considering the assumption that any initiation of a CLBS14 Phase 3 study is contingent on our acquisition of additional capital to fund such a study.
In March 2019, we and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $26 million, subject to certain limitations and conditions set forth in the Purchase Agreement (the “Offering”). As consideration for entering into the Purchase Agreement, we issued to Lincoln Park an additional 181,510 shares of common stock as commitment shares. Pursuant to the Purchase Agreement, Lincoln Park purchased 250,000 shares of common stock, at a price of $4.00 per share, for a total gross purchase price of $1.0 million (the “Initial Purchase”) upon commencement. Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement, we have the right, from time to time, at its sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2,500,000, unless we and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a “Regular Purchase”). If we direct Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, we may direct Lincoln Park in an “accelerated purchase” to purchase an additional amount of common stock that may not exceed the lesser of (i) 300%  the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day. As of December 31, 2019, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.
In February 2018, we entered into a common stock sales agreement (the "Sales Agreement") with H.C. Wainwright & Co., LLC ("HCW"), as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock, which was further amended in August 2018, having an aggregate offering price of up to $25 million. In March 2019, subsequent to the filing of our 2018 Form 10-K, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $52.8 million. Pursuant to General Instruction I.B.6 of Form S-3, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of our 2018 Form 10-K filing, the aggregate amount of securities that we were permitted to offer and sell at such time was reduced to $17.6 million (or a maximum of 4.8 million shares), which was equal to one-third of the aggregate market value of our common stock held by non-affiliates at such time. Subject to the terms and conditions of the Sales Agreement, HCW will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon our instructions, including any price, time or size limits specified by us. We have provided HCW with customary indemnification rights, and HCW will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold. We have no obligation to sell any of the shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement. The Sales Agreement will terminate upon the sale of all of the shares under the Sales Agreement unless terminated earlier by either party as permitted under the Sales Agreement. As of December 31, 2019, we issued 260,349 shares of common stock under the Sales Agreement for net proceeds of $1.3 million.
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

Index

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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Caladrius Biosciences, Inc., (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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

New York, New York
March 5, 2020

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$14,032	$10,299
Marketable securities	11,125	32,754
Prepaid and other current assets	815	1,053
Total current assets	25,972	44,106
Property and equipment, net	100	165
Other assets	1,081	309
Total assets	$27,153	$44,580
LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Liabilities
Accounts payable	$1,490	$762
Accrued liabilities	4,486	4,857
Total current liabilities	5,976	5,619
Other long-term liabilities	624	1,507
Total liabilities	6,600	7,126
Commitments and Contingencies
Stockholders' Equity
Preferred stock; authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 0.001 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at December 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 10,528,689 and 9,865,735 shares, at December 31, 2019 and December 31, 2018, respectively	11	10
Additional paid-in capital	438,911	436,433
Treasury stock, at cost; 11,080 shares at December 31, 2019 and December 31, 2018 respectively	(708)	(708)
Accumulated deficit	(417,400)	(397,977)
Accumulated other comprehensive income (loss)	2	(32)
Total Caladrius Biosciences, Inc. stockholders' equity	20,816	37,726
Noncontrolling interests	(263)	(272)
Total equity	20,553	37,454
Total liabilities, non-controlling interests and equity	$27,153	$44,580

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018
Operating Expenses:
Research and development	$10,797	$7,594
General, and administrative	9,295	9,393
Operating expenses	20,092	16,987

Operating loss	(20,092)	(16,987)

Other income (expense):
Other income, net	740	824
Interest expense	—	(5)
Total other income (expense), net	740	819

Net loss	(19,352)	(16,168)

Less - net income (loss) attributable to noncontrolling interests	9	(1)
Net loss attributable to Caladrius Biosciences, Inc. common shareholders	$(19,361)	$(16,167)

Basic and diluted loss per share:
Caladrius Biosciences, Inc. common shareholders	$(1.88)	$(1.67)

Weighted average common shares outstanding:
Basic and diluted shares	10,325	9,689

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2019	2018
Net loss	$(19,352)	$(16,168)

Other comprehensive loss:
Available for sale securities - net unrealized income (loss)	34	(4)
Total other comprehensive income (loss)	34	(4)

Comprehensive loss	(19,318)	(16,172)

Comprehensive income (loss) attributable to noncontrolling interests	9	(1)

Comprehensive loss attributable to Caladrius Biosciences, Inc. common stockholders	$(19,327)	$(16,171)

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	10	$—	9,484	$9	$433,044	$(28)	$(381,810)	$(708)	$50,507	$(318)	$50,189
Net loss	—	—	—	—	—	—	(16,167)	—	(16,167)	(1)	(16,168)
Unrealized loss on marketable securities	—	—	—	—	—	(4)	—	—	(4)	—	(4)
Share-based compensation	—	—	129	—	2,053	—	—	—	2,053	—	2,053
Net proceeds from issuance of common stock	—	—	176	1	1,028	—	—	—	1,029	—	1,029
Proceeds from option exercises	—	—	77	—	355	—	—	—	355	—	355
Change in ownership in subsidiary	—	—	—	—	(47)	—	—	—	(47)	47	—
Balance at December 31, 2018	10	$—	9,866	$10	$436,433	$(32)	$(397,977)	$(708)	$37,726	$(272)	$37,454
Adoption of accounting standard	—	—	—	—	—	—	(62)	—	(62)	—	(62)
Net loss	—	—	—	—	—	—	(19,361)	—	(19,361)	9	(19,352)
Unrealized loss on marketable securities	—	—	—	—	—	34	—	—	34	—	34
Share-based compensation	—	—	94	—	1,165	—	—	—	1,165	—	1,165
Net proceeds from issuance of common stock	—	—	569	1	1,313	—	—	—	1,314	—	1,314
Balance at December 31, 2019	10	$—	10,529	$11	$438,911	$2	$(417,400)	$(708)	$20,816	$(263)	$20,553

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(19,352)	$(16,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	1,295	2,453
Depreciation and amortization	65	225
Gain on disposal of assets	—	(1,429)
Amortization/accretion on marketable securities	232	282
Changes in operating assets and liabilities:
Prepaid and other current assets	238	261
Other assets	504	291
Accounts payable, accrued liabilities and other liabilities	(1,864)	(5,901)
Net cash used in operating activities	(18,882)	(19,986)
Cash flows from investing activities:
Purchase of marketable securities	(32,938)	(69,690)
Sales of marketable securities	54,370	62,567
Proceeds from CFC device sale	—	2,550
Acquisition of property and equipment	—	(134)
Net cash provided by (used in) investing activities	21,432	(4,707)
Cash flows from financing activities:
Proceeds from exercise of options	—	355
Tax withholding payments on net share settlement equity awards	(130)	(403)
Net proceeds from issuance of capital stock	1,313	1,031
Repayment of notes payable	—	(159)
Net cash provided by financing activities	1,183	824
Net increase (decrease) in cash and cash equivalents	3,733	(23,869)
Cash and cash equivalents at beginning of year	10,299	34,168
Cash and cash equivalents at end of year	$14,032	$10,299

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$5
Taxes	—	—
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Business
OVERVIEW
Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”) is a clinical-stage biopharmaceutical company dedicated to the development of cellular therapies designed to reverse cardiovascular disease. The Company is developing first-in-class therapy products that are based on the notion that our body contains finely tuned mechanisms for self-repair. The Company's technology leverages and enables these mechanisms in the form of specific, naturally-occurring, minimally manipulated cells, using formulations unique to each indication.
The Company's leadership team collectively has decades of biopharmaceutical development experience and world-recognized scientific achievement in the field of cardiovascular disease, among other fields. Its goal is to build a broad portfolio of novel and versatile products that address important unmet medical needs. The Company's current product candidates include three developmental treatments for ischemic diseases based on its CD34+ cell therapy platform: CLBS12, recipient of SAKIGAKE designation and eligible for early conditional approval in Japan for the treatment of critical limb ischemia ("CLI") based on the results of an ongoing clinical trial; CLBS16, in a Phase 2 clinical trial in the U.S. for the treatment of coronary microvascular dysfunction ("CMD"); and CLBS14, a Regenerative Medicine Advanced Therapy ("RMAT") designated therapy for which the Company has finalized with the U.S. Food and Drug Administration (the "FDA") a protocol for a Phase 3 confirmatory trial in subjects with no-option refractory disabling angina ("NORDA").
Additional Out-licensing Opportunities
The Company's broad intellectual property portfolio of cell therapy assets includes notable programs available for out-licensing in order to continue their clinical development. Its current long-term strategy focuses on advancing its therapies through development with the ultimate objective of obtaining market authorizations and entering commercialization, either alone or with partners, to provide treatment options to patients suffering from life-threatening medical conditions. The Company believes that it is well-positioned to realize potentially meaningful value increases within its own proprietary pipeline if the Company is successful in advancing its product candidates to their next significant development milestones.
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of expenses during the reporting period. The Company bases its estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company makes critical estimates and assumptions in determining stock-based awards values. Accordingly, actual results could differ from those estimates and assumptions.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Caladrius Biosciences, Inc. and its wholly owned and majority owned subsidiaries and affiliates. All intercompany activities have been eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents include short-term, highly liquid, investments with maturities of ninety days or less when purchased.
Concentration of Risks
The Company is subject to credit risk from its portfolio of cash, cash equivalents and marketable securities. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. Cash is held at major banks in the United States. Therefore, the Company is not exposed to any significant concentrations of credit risk from these financial instruments. The goals of the Company's

Index

investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk, liquidity of investments sufficient to meet cash flow requirements, and a competitive after-tax rate of return.
Marketable Securities
The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company's marketable securities are considered as available-for-sale and carried at estimated fair values and reported in cash equivalents. Unrealized gains and losses on available-for-sale securities are excluded from net income and reported in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Other income (expense), net, includes interest, dividends, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method. The Company regularly reviews all of its investments for other-than-temporary declines in fair value. The Company's review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in fair value of an investment is below its accounting basis and this decline is other-than-temporary, it reduces the carrying value of the security it holds and records a loss for the amount of such decline.
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
Loss Per Share
Basic loss per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period. Diluted loss per share, which is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. Diluted loss per share is not presented as such potentially dilutive securities are anti-dilutive to losses incurred in all periods presented.

Treasury Stock

Index

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which will require companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
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
In July 2019, the FASB issued ASU 2019-07, "Codification Updates to SEC Sections", to codify the SEC releases that clarify and improve the disclosure and presentation requirements of a variety of codification topics, thereby eliminating certain disclosure requirements that were redundant, duplicative, overlapping, outdated, or superseded. The Company determined that the adoption of this new accounting guidance did not have a material impact on its financial statements and footnote disclosures.
In October 2019, the FASB issued ASU 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company believes that the adoption of this new accounting guidance will not have a material impact on its financial statements and footnote disclosures.

Note 3 – Available-for-Sale-Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents in the Company's Consolidated Balance Sheets (in thousands):

	December 31, 2019				December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$11,673	$3	$(1)	$11,675	$33,536	$—	$(32)	$33,504
Money market funds	11,093	—	—	11,093	4,314	—	—	4,314
Total	$22,766	$3	$(1)	$22,768	$37,850	$—	$(32)	$37,818

Index

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale debt securities on the Company's Consolidated Balance Sheets (in thousands):

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$11,643	$5,064
Marketable securities	11,125	32,754
Total	$22,768	$37,818

The following table summarizes the Company's portfolio of available-for-sale securities by contractual maturity (in thousands):

	December 31, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Less than one year	$22,766	$22,768	$37,850	$37,818
Greater than one year	—	—	—	—
Total	$22,766	$22,768	$37,850	$37,818

Note 4 – Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Furniture and fixtures	$26	$26
Computer equipment	247	247
Leasehold improvements	76	76
Property and equipment, gross	349	349
Accumulated depreciation	(249)	(184)
Property and equipment, net	$100	$165
The Company’s results included depreciation expense of approximately $0.1 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.

Note 5 – Loss Per Share
For the years ended December 31, 2019 and 2018, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of loss per share as they are anti-dilutive in the periods presented. At December 31, 2019 and 2018, the Company excluded the following potentially dilutive securities (in thousands):

	December 31,
	2019	2018
Stock Options	1,044	1,019
Warrants	30	30
Restricted Stock Units	118	58

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

Index

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
The Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 and December 31, 2018 were as follows (in thousands):

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$11,125	$—	$11,125	$—	$32,754	$—	$32,754
	$—	$11,125	$—	$11,125	$—	$32,754	$—	$32,754

Note 7 – Accrued Liabilities
Accrued liabilities were as follow (in thousands):

	December 31,
	2019	2018
Salaries, employee benefits and related taxes	$1,834	$1,758
Operating lease liabilities - current	354	—
CIRM upfront funding - current	1,600	2,583
Other	698	516
	$4,486	$4,857

Note 8 – Operating Leases
The Company has operating leases for two offices with terms that expire in 2022 and 2023. In addition, the Company pays for facility space through a third-party manufacturing contract that contains an embedded operating lease, with an estimated expiration in 2020. The Company estimates its incremental borrowing rate, at lease commencement, to determine the present value of lease payments, since most of the Company's leases do not provide an implicit rate of return. The Company recognizes lease expense on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company elected to account for non-lease components associated with its leases and lease components as a single lease component. Upon adoption of Topic 842 on January 1, 2019, the Company recognized $1.4 million of operating lease liabilities and $1.3 million of operating lease right-of-use assets for its existing operating leases in its balance sheet. As of December 31, 2019, the Company's operating lease liabilities and right-of-use assets were $1.0 million and $0.9 million, respectively. Each of the Company's leases includes options for the Company to extend the lease term and/or sub-lease space in whole or in part.
Operating lease liabilities and right-of-use assets were recorded in the following captions of our balance sheet were as follows (in thousands):

Index

December 31, 2019
Right-of Use Assets:
Other assets	$906
Total Right-of-Use Asset	$906

Operating Lease Liabilities:
Accrued liabilities	$353
Other long-term liabilities	624
Total Operating Lease Liabilities	$977
As of December 31, 2019, the weighted average remaining lease term for our operating leases was 1.97 years, and the weighted average discount rate for our operating leases was 9.625%. Future minimum lease payments under the lease agreements as of December 31, 2019 were as follows (in thousands):

Years ended	Operating Leases
2020	$431
2021	414
2022	239
2023	27
Total lease payments	1,111
Less: Amounts representing interest	(134)
Present value of lease liabilities	$977

Note 9 – Stockholders' Equity
Equity Plans
The Company has used long-term incentive plans for the purpose of granting equity awards to employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Company's board of directors (collectively, "Participants"). The Participants may receive awards as determined by a committee of independent members of the Company's board of directors or, to the extent authorized by such committee with respect to certain Participants, a duly authorized employee (collectively, the "Committee"). The incentive plan currently used by the Company is the 2018 Equity Incentive Compensation Plan (the "2018 Plan"), which was adopted by the stockholders of the Company in June 2018, with 1,500,000 shares authorized for issuance thereunder, plus any shares awarded under the 2015 Equity Compensation Plan (the "2015 Plan") or the Amended and Restated 2009 Equity Compensation Plan (the "2009 Plan") that are not issued due to their subsequent forfeiture, cancellation, or other settlement thereof. Concurrent with the adoption of the 2018 Plan, no future awards will occur under the 2015 Plan or the 2009 Plan. The awards that may be made under the 2018 Plan include: (a) incentive stock options and nonqualified stock options, (b) shares of restricted stock, (c) restricted stock units, and (d) other kinds of equity-based compensation awards. All stock options under the 2015 Plan and 2009 Plan were granted and the 2018 Plan are granted at the fair market value of the common stock at the grant date. Stock options vest either on the date of grant, ratably over a period determined at time of grant, or upon the accomplishment of specified business milestones, and generally expire 2, 3, or 10 years from the grant date depending on the status of the recipient as a nonemployee, employee or director of the Company. As of December 31, 2019, there were 700,966 shares available for future grants under the 2018 Plan. No additional awards may be made under the 2015 Plan or the 2009 Plan.
The Company adopted an employee stock purchase plan effective January 1, 2013 and authorized 50,000 shares under the plan (the "2012 ESPP"). The plan has two six-month offering periods per year under which eligible employees may contribute up to 15% of their compensation toward the purchase of the Company's common stock per offering period (with a $25,000 cap per calendar year). The employee's purchase price is equal to (i) 85% of the closing price of a share of the Company's common stock on the enrollment date of such offering period or (ii) 85% of the closing price of a share of the Company's common stock on the Exercise Date of such Offering Period, whichever is lower. In May 2017, the Company's stockholders approved an amendment and restatement to the 2012 ESPP (the "2017 ESPP") in order to effect an increase of authorized shares from 50,000 to 100,000. In June 2018, the Company's stockholders approved an amendment to the 2017 ESPP (the " Amended 2017 ESPP") in order to effect an increase of authorized shares from 100,000 to 500,000. During the year ended December 31, 2019, 25,809 shares were issued under the Amended 2017 ESPP. At December 31, 2019, the Company had 379,846 shares of the Company's common stock available for future grant in connection with this plan.

Index

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
Pursuant to the Purchase Agreement, Lincoln Park purchased 250,000 shares of common stock, at a price of $4.00 per share, for a total gross purchase price of $1,000,000 (the “Initial Purchase”) upon commencement. Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement the Company has the right, from time to time, at its sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2,500,000, unless the Company and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a “Regular Purchase”). If the Company directs Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, the Company may direct Lincoln Park in an “accelerated purchase” to purchase an additional amount of common stock that may not exceed the lesser of (i) 300%  the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of the Company’s common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, the Company may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day.
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
As of December 31, 2019, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.
Common Stock Sales Agreement
In February 2018, the Company entered into a common stock sales agreement with H.C. Wainwright & Co., LLC ("HCW") as sales agent, which was subsequently amended in August 2018 (the "Sales Agreement"), in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of not more than $25.0 million. In March 2019, subsequent to the filing of the Company's 2018 Form 10-K, the aggregate market value of its outstanding common stock held by non-affiliates was approximately $52.8 million. Pursuant to General Instruction I.B.6 of Form S-3, since the aggregate market value of the Company's outstanding common stock held by non-affiliates was below $75.0 million at the time of its 2018 Form 10-K filing, the aggregate amount of securities that the Company was permitted to offer and sell at such time was reduced to $17.6 million (or a maximum of 4.8 million shares), which was equal to one-third of the aggregate market value of the Company's common stock held by non-affiliates at such time.
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
During the year ended December 31, 2019, the Company issued 260,349 shares of common stock under the Sales Agreement for net proceeds of $1.3 million.

Index

Stock Options and Warrants
The following table summarizes the activity for stock options and warrants for the year ended December 31, 2019:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2018	1,018,530	$30.50	5.30	$3.3	30,000	$5.90	4.19	$—

Changes during the Year:
Granted	209,346	$4.86			—	$—
Exercised	(240)	$3.54			—	$—
Forfeited	(2,625)	$4.63			—	$—
Expired	(180,594)	$71.92			—	$—
Outstanding at December 31, 2019	1,044,417	$18.31	6.06	$—	30,000	$5.89	3.19	$—
Vested at December 31, 2019 or expected to vest in the future	1,028,387	$18.52	6.01	$—	30,000	$5.89	3.19	$—
Exercisable at December 31, 2019	804,407	$22.41	5.26	$—	30,000	$5.89	3.19	$—
Restricted Stock
During the years ended December 31, 2019 and 2018, the Company issued restricted stock for services as follows ($ in thousands, except share data):

	2019	2018
Number of Restricted Stock Issued	123,564	91,740
Value of Restricted Stock Issued	$611.6	$347.7
The weighted average estimated fair value of restricted stock issued for services in the years ended December 31, 2019 and 2018 was $4.95 and $3.79 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally between one to four years.
Restricted Stock Units
During the years ended December 31, 2019 and 2018, the Company issued restricted stock units for services as follows ($ in thousands, except share data):

	2019	2018
Number of Restricted Stock Units Issued	184,454	139,497
Value of Restricted Stock Units Issued	$908.6	$711.9
The weighted average estimated fair value of restricted stock issued for services in the years ended December 31, 2019 and 2018 was $4.93 and $5.10 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.

Note 10 – Share-Based Compensation
Share-based Compensation
The Company utilizes share-based compensation in the form of stock options and restricted stock.  The following table summarizes the components of share-based compensation expense for the years ended December 31, 2019 and 2018 ($ in thousands):

Index

	Year Ended December 31,
	2019	2018
Research and development	$274	$446
General and administrative	1,021	2,007
Total share-based compensation expense	$1,295	$2,453
Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at December 31, 2019 were as follows ($ in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$646	$49	$403
Expected weighted-average period in years of compensation cost to be recognized	1.57	1.43	1.82
Total fair value of shares vested and the weighted average estimated fair values of shares granted for the years ended December 31, 2019 and 2018 were as follows ($ in thousands):

	Stock Options
	Year Ended December 31,
	2019	2018
Total fair value of shares vested	$399	$218
Weighted average estimated fair value of shares granted	3.18	2.61
Valuation Assumptions
The fair value of stock options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company’s stock. The expected term for the options is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.
The range of assumptions made in calculating the fair values of stock options was as follow:

	Stock Options
	Year Ended December 31,
	2019	2018
Expected term - minimum (in years)	6	5.5
Expected term - maximum (in years)	6	6
Expected volatility - minimum	74%	68%
Expected volatility - maximum	74%	73%
Weighted Average volatility	74%	72%
Expected dividend yield	—	—
Risk-free interest rate - minimum	2.35%	2.35%
Risk-free interest rate - maximum	2.62%	2.96%

Note 11 – Research Funding
California Institute of Regenerative Medicine Grant Award
In February 2017, the California Institute for Regenerative Medicine ("CIRM") awarded the Company funds of up to $12.2 million to support the T-Rex Study. The funding will be based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. In March 2018, CIRM calculated the precise amount of the funding award as $8.1 million, based on the actual number of subjects enrolled in California. The Company received $5.7 million in initial funding in May 2017, and a $1.9 million milestone payment in December 2017,

Index

$0.3 million progress payment in March 2018, and $200,000 progress payment in May 2019, of which the total will be amortized over the estimated award period through July 2020 as a reduction to the related research and development expenses. As of December 31, 2019, $1.6 million of the funding received is recorded in accrued liabilities, representing the amount expected to be recognized over the next 12 months. During the years ended December 31, 2019 and December 31, 2018, the Company amortized and recognized a $2.7 million and $2.6 million credit to research and development related to CIRM funds received.

Note 12 – Income Taxes
The provision for income taxes is based on loss from operations before provision for income taxes and noncontrolling interests as follows ($ in thousands):

	Years Ended December 31,
Pre-tax book income	2019	2018
United States	$(19,352)	$(16,168)
	$(19,352)	$(16,168)

The provision for income taxes is determined by applying the U.S. Federal statutory rate of 21% to income before income taxes as a result of the following ($ in thousands):

	Years Ended December 31,
	2019	2018
U.S. Federal benefit at statutory rate	$(4,064)	$(3,395)
State and local (benefit) / expense net of U.S. federal tax	—	—
Permanent non deductible expenses for U.S. taxes	14	11
AMT credit benefit	—	—
Change in state deferred	(4,720)	2,799
Return to actual	(17)	(177)
Other true ups	1,941	(1,949)
Effect of change in deferred tax rate	—	—
Valuation allowance for deferred tax assets	6,846	2,711
Tax provision	$—	$—

Deferred income taxes at December 31, 2019 and 2018 consist of the following ($ in thousands):

Index

	December 31,
	2019	2018
Deferred Tax Assets:
Accumulated net operating losses (tax effected)	$70,747	$60,544
CIRM funding	336	1,033
Right of use liability	205	5
Share-based compensation	3,584	6,390
Intangibles	141	199
Charitable contributions	—	9
Accumulated depreciation	9	9
Accrued payroll	121	117
Other	737	525
Deferred tax assets	75,880	68,831

Deferred Tax Liabilities:
Right of use asset	$(190)	$—
Deferred tax liabilities	(190)	—
	75,690	68,831
Valuation allowance	(75,690)	(68,831)
Net deferred tax asset	$—	$—

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
As of December 31, 2019 and 2018, the Company had approximately $246 million and $225 million, respectively of Federal NOLs available to offset future taxable income expiring from 2030 through 2036. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s NOLs could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible.
The Company performed an analysis and determined that they have had ownership change of greater than 50% over a 3-year testing period. The last ownership change was determined to be on June 3, 2015. Based on a market capitalization of $125 million and using an applicable federal rate of 2.5% the annual limitation would be approximately $3.0 million. Post change losses from June 3, 2015 would not be subject to 382 limitations.
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
As of December 31, 2019, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.
For years prior to 2016 the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from date of filing.

Note 13 – Contingencies

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
As of December 31, 2019, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Index

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
As of December 31, 2019, based on management’s assessment, the Company’s internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

ITEM 9B. OTHER INFORMATION.
None.

Index

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management and Corporate and Governance Matters," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Conduct and Ethics" in the Company's Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation,” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Management and Corporate Governance Matters” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

Index

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are being filed as part of this Report:
(a)(1) FINANCIAL STATEMENTS:
Reference is made to the Index to Financial Statements and Financial Statement Schedule of this Annual Report on Form 10-K.
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

4.1		Form of Trust Indenture (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3, File No. 333-206175, filed with the SEC on August 6, 2015).

4.2		Form of Warrant (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2016).

4.3		Description of Capital Stock.

10.1
Director Compensation Policy (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 22, 2018 and amended on April 2, 2018).

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

10.6
Consent and Third Amendment to Loan and Security Agreement, dated March 11, 2016, by and between Caladrius Biosciences, Inc., and Oxford Finance LLC (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q. for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

10.7
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

10.9
Technology License Agreement, dated March 11, 2016, by and between PCT, LLC, a Caladrius Company and Hitachi Chemical Co. LTD (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q. for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

Index

10.10
Interest Purchase Agreement, by and among Hitachi Chemical Co. America, Ltd., PCT LLC, a Caladrius Company and Caladrius Biosciences, Inc., dated as of March 16, 2017 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on March 17, 2017).

10.11
Warrant for the Purchase of Units of PCT, LLC, a Caladrius Company, effective as of March 16, 2017 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 17, 2017).

10.12
Common Stock Sales Agreement, dated February 8, 2018, by and between Caladrius Biosciences, Inc. and H.C. Wainwright & Co., LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2018).

10.13
First Amendment to the Common Stock Sales Agreement, dated August 2, 2018, by and between Caladrius Biosciences, Inc. and H.C. Wainwright & Co., LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2018).

10.14	+
Employment Agreement, dated as of January 5, 2015 and effective on January 5, 2015, by and between the Company and David J. Mazzo, Ph.D. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 5, 2015).

10.15	+
Amendment, dated as of January 16, 2015, to Employment Agreement, dated as of January 5, 2015 and effective on January 5, 2015, by and between the Company and David J. Mazzo, Ph.D. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 16, 2015).

10.16	+
Amendment to Employment Agreement, dated as of July 25, 2016, by and between the Company and David J. Mazzo, PhD (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q. for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016).

10.17	+	Amendment to Employment Agreement with David J. Mazzo, effective September 18, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2017).

10.18	+	Amendment to Employment Agreement with David J. Mazzo, dated December 6, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2018).

10.19	+
Employment Agreement, dated as of August 9, 2016, by and between Caladrius Biosciences, Inc. and Douglas W. Losordo, MD (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2016).

10.20	+	Amendment to Employment Letter with Doug Losordo, effective November 1, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2017).

10.21	+
Letter Agreement dated June 28, 2011 between the Company and Joseph Talamo (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 as filed with the SEC on August 12, 2011).

10.22	+	Offer Letter Amendment dated October 6, 2015, to Employment Agreement dated June 28, 2011 and effective October 6, 2015, by and between the Company and Joseph Talamo.

10.23	+
Amendment to Letter Agreement, dated as of July 25, 2016, by and between the Company and Joseph Talamo (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016).

10.24	+
Purchase Agreement, dated March 13, 2019 by and between Caladrius Biosciences, Inc. and Lincoln Park Capital Fund, L.L.C. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2019).

14.1		Code of Ethics for Senior Financial Officers (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 14, 2019).

21.1	†	Subsidiaries of Caladrius Biosciences, Inc.

23.1	†	Consent of Grant Thornton LLP

31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Index

31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase
101.LAB	†	XBRL Taxonomy Extension Label Linkbase
101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase

+		Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
†		Filed herewith.
††		Furnished herewith.
(1)		Certain portions of this exhibit were omitted based upon a request for confidential treatment, and the omitted portions were filed separately with the SEC on a confidential basis.

ITEM 16.  FORM 10-K SUMMARY
None.

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Basking Ridge (Bernards Township), State of New Jersey, on March 5, 2020.

CALADRIUS BIOSCIENCES, INC.
By: /s/ David J. Mazzo, PhD Name: David J. Mazzo Title: President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David J. Mazzo David J. Mazzo, PhD	Director, and President and Chief Executive Officer (Principal Executive Officer)	March 5, 2020
/s/ Joseph Talamo Joseph Talamo	Senior Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2020
/s/ Gregory B. Brown Gregory B. Brown, MD	Chairman of the Board of Directors	March 5, 2020
/s/ Steven S. Myers Steven S. Myers	Director	March 5, 2020
/s/ Steven M. Klosk Steven M. Klosk	Director	March 5, 2020
/s/ Peter G. Traber Peter G. Traber, MD	Director	March 5, 2020
/s/ Cynthia Schwalm Cynthia Schwalm	Director	March 5, 2020