Form 10-Q
period 2020-03-31
CALADRIUS BIOSCIENCES, INC.
filed 2020-05-07
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 6th, 2020
Common stock, $0.001 par value per share	12,840,403	shares

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

•	the extent to which the COVID-19 coronavirus may impact our business, including our clinical trials and financial condition; and

•	other factors discussed in "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 5, 2020 (our "2019 Form 10-K").

The factors discussed herein, including those risks described in "Item 1A. Risk Factors" and elsewhere in our 2019 Form 10-K and in our other periodic filings with the SEC, which are available for review at www.sec.gov, could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

Index

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Cash and cash equivalents	$20,745	$14,032
Marketable securities	—	11,125
Prepaid and other current assets	461	815
Total current assets	21,206	25,972
Property and equipment, net	87	100
Other assets	847	1,081
Total assets	$22,140	$27,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$64	$1,490
Accrued liabilities	4,556	4,486
Total current liabilities	4,620	5,976
Other long-term liabilities	536	624
Total liabilities	$5,156	$6,600
Commitments and Contingencies

Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 0.001 share of common stock, $0.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; issued and outstanding, 10,638,771 and 10,528,689 shares at March 31, 2020 and December 31, 2019, respectively	11	11
Additional paid-in capital	439,330	438,911
Treasury stock, at cost; 11,080 shares at March 31, 2020 and December 31, 2019	(708)	(708)
Accumulated deficit	(421,390)	(417,400)
Accumulated other comprehensive income	—	2
Total Caladrius Biosciences, Inc. stockholders' equity	17,243	20,816
Noncontrolling interests	(259)	(263)
Total stockholders' equity	16,984	20,553
Total liabilities and stockholders' equity	$22,140	$27,153
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Operating Expenses:
Research and development	$1,499	$2,038
General and administrative	2,558	2,554
Total operating expenses	4,057	4,592

Operating loss	(4,057)	(4,592)

Other income:
Investment income, net	71	227
Total other income	71	227

Net loss	$(3,986)	$(4,365)
Less - net income attributable to noncontrolling interests	4	2
Net loss attributable to Caladrius Biosciences, Inc. common stockholders	$(3,990)	$(4,367)

Basic and diluted loss per share
Caladrius Biosciences, Inc. common stockholders	$(0.38)	$(0.44)

Weighted average common shares outstanding
Basic and diluted shares	10,623	10,027

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(3,986)	$(4,365)

Other comprehensive (loss) income:
Available for sale securities - net unrealized (loss) income	(2)	14
Total other comprehensive (loss) income	(2)	14

Comprehensive loss	(3,988)	(4,351)

Comprehensive income attributable to noncontrolling interests	4	2

Comprehensive loss attributable to Caladrius Biosciences, Inc. common stockholders	$(3,992)	$(4,353)

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	10	$—	10,529	$11	$438,911	$2	$(417,400)	$(708)	$20,816	$(263)	$20,553
Net loss	—	—	—	—	—	—	(3,990)	—	(3,990)	4	(3,986)
Unrealized gain on marketable securities	—	—	—	—	—	(2)	—	—	(2)	—	(2)
Share-based compensation	—	—	110	—	419	—	—	—	419	—	419
Balance at March 31, 2020	10	$—	10,639	$11	$439,330	$—	$(421,390)	$(708)	$17,243	$(259)	$16,984

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	10	$—	9,866	$10	$436,433	$(32)	$(397,977)	$(708)	$37,726	$(272)	$37,454
Adoption of accounting standard	—	—	—	—	—	—	(62)	—	(62)	—	(62)
Net loss	—	—	—	—	—	—	(4,367)	—	(4,367)	2	(4,365)
Unrealized gain on marketable securities	—	—	—	—	—	14	—	—	14	—	14
Share-based compensation	—	—	96	—	417	—	—	—	417	—	417
Net proceeds from issuance of common stock	—	—	431	—	1,000	—	—	—	1,000	—	1,000
Balance at March 31, 2019	10	$—	10,393	$10	$437,850	$(18)	$(402,406)	$(708)	$34,728	$(270)	$34,458

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,986)	$(4,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	567	547
Depreciation and amortization	15	17
Accretion on marketable securities	19	82
Changes in operating assets and liabilities:
Prepaid and other current assets	354	(223)
Other assets	233	91
Accounts payable, accrued liabilities and other liabilities	(1,443)	(1,635)
Net cash used in operating activities	(4,241)	(5,486)
Cash flows from investing activities:
Purchase of marketable securities	—	(16,264)
Sale of marketable securities	11,104	25,005
Acquisition of property and equipment	(2)	—
Net cash provided by investing activities	11,102	8,741
Cash flows from financing activities:
Tax withholding payments on net share settlement equity awards	(148)	(130)
Net proceeds from issuance of common stock	—	1,000
Net cash (used in) provided by financing activities	(148)	870
Net increase in cash and cash equivalents	6,713	4,125
Cash and cash equivalents at beginning of period	14,032	10,299
Cash and cash equivalents at end of period	$20,745	$14,424

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Business

Overview

Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”) is a clinical-stage biopharmaceutical company dedicated to the development and commercialization of cellular therapies designed to reverse disease and/or promote the regeneration of damaged tissue. The Company is developing first-in-class therapeutic products that are based on the characteristics of naturally occurring CD34+ cells and their ability to stimulate the growth of new microvasculature. The Company's technology leverages these cells using formulations unique to each medical indication and uses them to enable the body's natural repair mechanisms.

The Company's leadership team has decades of collective biopharmaceutical development experience and world-recognized scientific achievement in the field of cardiovascular disease, among other therapeutic areas. Its goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. The Company's current product candidates include CLBS119, an emergent CD34+ stem cell therapy responding to the COVID-19 pandemic and the potentially permanent damage it inflicts on the lungs of many patients, as well as three other developmental treatments for ischemic diseases based on its CD34+ cell therapy platform: CLBS12, recipient of SAKIGAKE designation and eligible for early conditional approval in Japan for the treatment of critical limb ischemia ("CLI") based on the results of an ongoing clinical trial; CLBS16, the subject of a recently completed positive Phase 2 clinical trial in the U.S. for the treatment of coronary microvascular dysfunction ("CMD"); and CLBS14, a Regenerative Medicine Advanced Therapy ("RMAT") designated therapy for which the Company has finalized with the U.S. Food and Drug Administration (the "FDA") a protocol for a Phase 3 confirmatory trial in subjects with no-option refractory disabling angina ("NORDA").

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

The Company’s proprietary CD34+ cell technology has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34+ cells, the Company seeks to promote the development and formation of new microvasculature and thereby increase blood flow to the impacted area. Caladrius believes that a number of conditions caused by underlying ischemic injury can be improved through its CD34+ cell technology, including but not limited to, CLI, CMD, NORDA and COVID-19 induced lung damage.

CLBS119 for Treatment of COVID -19 Induced Lung Damage

COVID-19 appears to damage the vasculature of the lungs and Caladrius believes that repair of that vasculature will prove necessary for patients to achieve a full recovery. Survivors of COVID-19 often remain debilitated even after leaving the hospital due to the damage caused to their lungs, and while many developmental therapies responding to the COVID-19 pandemic are appropriately targeting the SARS-CoV-2 virus itself or the symptoms of the acute phase of the illness, Caladrius is aware of no therapy that has demonstrated the ability to repair COVID-19 induced lung damage. With consistent clinical and pre-clinical evidence that CD34+ cells can repair multiple organs, including models of severe lung inflammation, the Company sought and received FDA authorization for its investigational new drug (“IND”) application for the study of CLBS119, a CD34+ cell therapy for repair of COVID-19 induced lung damage. The planned study will target patients with severe SARS-CoV-2 infection who, after ventilatory support due to respiratory failure, had otherwise recovered but remained debilitated due to persistent pulmonary damage.

CLBS12 for Treatment of Critical Limb Ischemia

The Company's open-label, registration-eligible study of CLBS12 in Japan for the treatment of critical limb ischemia ("CLI"), a disease with no currently available approved therapy and a higher mortality rate than all cancers except that of lung cancer, has shown strong results to date. The initial responses observed in the subjects who have reached an endpoint in this open label study

Index

are consistent with a positive therapeutic effect and safety profile as reported by previously published clinical trials in Japan. Although the study's enrollment, which had been targeted for completion this year, has been slowed by the pandemic's impact in Japan, the Company is encouraged by the patient pre-screening pipeline that has been identified and hopes to conclude the trial enrollment rapidly once the coronavirus abates. While the final outcome of the trial will depend on all data from all subjects, data from the concluded Buerger's Disease cohort and the data to date in the no-option CLI cohort remain very encouraging.

CLBS16 for Treatment of Coronary Microvascular Dysfunction

In 2017, with the assistance of a $1.9 million grant from the National Institutes of Health (Award Number R44HL135889), Caladrius initiated its program for CLBS16 for the treatment of coronary microvascular dysfunction ("CMD"), a disease that potentially afflicts annually millions of patients with no current treatment options. That study, titled ESCaPE-CMD, was a Phase 2 proof-of-concept study that enrolled patients at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center in Los Angeles, CA. In June 2019, the Company announced the completion of enrollment in this study. Results of the first 17 of 20 patients enrolled in this trial who reached 6-month follow-up were presented as a rapid fire oral presentation on November 16, 2019 at the annual meeting of the American Heart Association in Philadelphia, PA by one of the principal investigators, Dr. Noel Bairey Merz, FACC, FAHA, FESC, the director of the Barbra Streisand Women's Heart Center at Cedars-Sinai in Los Angeles, CA. That data set showed a positive therapeutic effect with a statistically significant improvement in angina frequency, coronary flow reserve, Canadian Cardiovascular Society Angina Class and Seattle Questionnaire score, as well as an acceptable safety profile. The full data from that study will be presented at the SCAI 2020 Scientific Sessions Virtual Conference on May 14, 2020 and we now expect to initiate the next CMD trial, a Phase 2b study, in the fall of 2020.

CLBS14 for Treatment of No Option Refractory Disabling Angina (NORDA)

The Company acquired the rights to data and regulatory filings for a CD34+ cell therapy program for refractory angina that had been advanced to Phase 3 by a previous sponsor.

Based on the clinical evidence from the completed studies that a single administration of CLBS14 reduces mortality, improves angina and increases exercise capacity in patients with otherwise untreatable angina, this product received Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA. The Company, working closely with the FDA, has finalized the design of a confirmatory Phase 3 trial which, in combination with previously filed Phase 1, 2 and 3 data, will be considered for the registration of CLBS14. Notably, this study design includes a 6-month primary endpoint and, with the benefit of the RMAT designation, the biologics license application ("BLA"), once submitted, should receive a 6-month review. The Company has substantially completed the preparatory work for initiation of this trial. Caladrius will not, however, commence enrollment of patients until sufficient capital is acquired and dedicated to this program such that the Company has confidence that it can fund the trial uninterrupted through completion.

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

Coronavirus Considerations

In December 2019, a novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, was reported to have surfaced in China. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the world's economies began to experience pronounced effects. While the disruption is currently expected to be temporary, there is uncertainty around the extent and duration, and any future related financial impact cannot be reasonably estimated at this time.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited,

Index

include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2020, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2019 and 2018 included in our 2019 Form 10-K. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, the Company's significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in its 2019 Form 10-K. There were no changes to these policies during the three months ended March 31, 2020.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize lease assets and lease liabilities for those leases classified as operating leases. The guidance was effective for interim and annual periods beginning after December 15, 2018 and was adopted as of January 1, 2019. The Company adopted the standard using the optional transition method, with an immaterial adjustment to accumulated deficit upon adoption. The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The Company concluded that the adoption of ASU 2016-02 was non-cash in nature, did not affect the Company's cash position, and did not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which will require companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires

Index

the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting," which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company's adoption date of ASC 606. The Company determined that the adoption of this new accounting guidance did not have a material impact on its consolidated financial statements and footnote disclosures.

In July 2019, the FASB issued ASU 2019-07, "Codification Updates to SEC Sections", to codify the SEC releases that clarify and improve the disclosure and presentation requirements of a variety of codification topics, thereby eliminating certain disclosure requirements that were redundant, duplicative, overlapping, outdated, or superseded. The Company determined that the adoption of this new accounting guidance did not have a material impact on its consolidated financial statements and footnote disclosures.

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

Note 3 – Available-for-Sale-Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	March 31, 2020				December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$—	$—	$—	$—	$11,673	$3	$(1)	$11,675
Money market funds	17,037	—	—	17,037	11,093	—	—	11,093
Total	$17,037	$—	$—	$17,037	$22,766	$3	$(1)	$22,768

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in our Consolidated Balance Sheets (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$17,037	$11,643
Marketable securities	—	11,125
Total	$17,037	$22,768

The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in thousands):

	March 31, 2020
	Amortized Cost	Estimated Fair Value
Less than one year	$17,037	$17,037
Greater than one year	—	—
Total	$17,037	$17,037

Index

Note 4 – Loss Per Share

For the three months ended March 31, 2020 and 2019, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive. At March 31, 2020 and 2019, the Company excluded the following potentially dilutive securities (in thousands):

	March 31,
	2020	2019
Stock Options	1,280	1,214
Warrants	30	30
Restricted Stock Units	313	118

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis as of March 31, 2020, and December 31, 2019 (in thousands).

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$—	$—	$—	$—	$11,125	$—	$11,125
	$—	$—	$—	$—	$—	$11,125	$—	$11,125

Note 6 – Accrued Liabilities

Accrued liabilities as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
Salaries, employee benefits and related taxes	$2,286	$1,834
Operating lease liabilities -- current	339	354
CIRM upfront funding -- current	914	1,600
Other	1,017	698
Total	$4,556	$4,486

Note 7 – Operating Leases

Index

The Company has operating leases for two offices with terms that expire in 2022 and 2023. In addition, the Company pays for facility space through a third-party manufacturing contract that contains an embedded operating lease, with an estimated expiration in 2020. The Company estimates its incremental borrowing rate, at lease commencement, to determine the present value of lease payments, since most of the Company's leases do not provide an implicit rate of return. The Company recognizes lease expense on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company elected to account for non-lease components associated with its leases and lease components as a single lease component. Each of the Company's leases include options for the Company to extend the lease term and/or sub-lease space in whole or in part.

Operating lease liabilities and right-of-use assets were recorded in the following captions of our balance sheet were as follows (in thousands):

	March 31, 2020	December 31, 2019
Right-of Use Assets:
Other assets	$807	$906
Total Right-of-Use Asset	$807	$906

Operating Lease Liabilities:
Accrued liabilities	$339	$353
Other long-term liabilities	536	624
Total Operating Lease Liabilities	$875	$977

As of March 31, 2020, the weighted average remaining lease term for our operating leases was 1.7 years, and the weighted average discount rate for our operating leases was 9.625%. Future minimum lease payments under the lease agreements as of March 31, 2020 were as follows (in thousands):

Years ended	Operating Leases
2020	306
2021	414
2022	239
2023	27
Total lease payments	986
Less: Amounts representing interest	(111)
Present value of lease liabilities	$875

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

Index

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

As of March 31, 2020, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

Common Stock Sales Agreement

In February 2018, the Company entered into a common stock sales agreement with H.C. Wainwright & Co., LLC ("HCW") as sales agent, which was subsequently amended in August 2018 (the "Sales Agreement"), in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock having an aggregate offering price of not more than $25.0 million. In March 2019, subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Form 10-K"), the aggregate market value of our outstanding common stock held by non-affiliates was approximately $52.8 million. Pursuant to General Instruction I.B.6 of Form S-3, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of our 2018 Form 10-K filing, the aggregate amount of securities that we were permitted to offer and sell at such time was reduced to $17.6 million (or a maximum of 4.8 million shares), which was equal to one-third of the aggregate market value of our common stock held by non-affiliates at such time.

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

During the three months ended March 31, 2020, the Company did not issue shares of common stock under the Sales Agreement. As of March 31, 2020, the Company has issued 260,349 shares of common stock under the Sales Agreement for net proceeds of $1.3 million since inception.

Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the three months ended March 31, 2020:

Index

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2019	1,044,417	$18.31	6.06	$—	30,000	$5.89	3.19	$—

Changes during the period:
Granted	235,776	3.28			—	—
Exercised	—	—			—	—
Forfeited	—	—			—	—
Expired	—	—			—	—
Outstanding at March 31, 2020	1,280,193	$15.54	6.54	$—	30,000	$5.89	2.95	$—
Vested at March 31, 2020 or expected to vest in the future	1,244,418	$15.88	6.46	$—	30,000	$5.89	2.95	$—
Vested at March 31, 2020	946,985	$19.63	5.60	$—	30,000	$5.89	2.95	$—

Restricted Stock

During the three months ended March 31, 2020 and 2019, the Company issued restricted stock for services as follows ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Number of restricted stock issued	156,184	123,564
Value of restricted stock issued	$512	$612

Restricted Stock Units

During the three months ended March 31, 2020 and 2019, the Company issued restricted stock units for services as follows ($ in thousands, except share data):

	Three Months Ended March 31,
	2020	2019
Number of restricted stock units issued	195,320	184,454
Value of restricted stock units issued	$623	$909

The weighted average estimated fair value of restricted stock issued for services in the three months ended March 31, 2020 and 2019 was $3.19 and $4.93 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.

Note 9 – Share-Based Compensation

Share-Based Compensation

We utilize share-based compensation in the form of stock options, restricted stock, and restricted stock units.  The following table summarizes the components of share-based compensation expense for the three months ended March 31, 2020 and 2019 (in thousands):

Index

	Three Months Ended March 31,
	2020	2019
Research and development	$125	$124
General and administrative	442	423
Total share-based compensation expense	$567	$547

Total compensation cost related to non-vested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at March 31, 2020 were as follows (in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$891	$267	$260
Expected weighted-average period in years of compensation cost to be recognized	1.93	0.89	0.75

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Stock Options
	Three Months Ended March 31,
	2020	2019
Total fair value of shares vested	$502	$372
Weighted average estimated fair value of shares granted	$2.16	$3.24

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

Note 10– Research Funding

California Institute of Regenerative Medicine Grant Award

In February 2017, the California Institute for Regenerative Medicine ("CIRM") awarded the Company funds of up to $12.2 million to support the T-Rex Study. The funding will be based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. In March 2018, CIRM calculated the precise amount of the funding award as $8.1 million, based on the actual number of subjects enrolled in California. The Company received $5.7 million in initial funding in May 2017, a $1.9 million milestone payment in December 2017, a $0.3 million progress payment in March 2018, and a $200,000 progress payment in May 2019, of which the total will be amortized over the estimated award period through July 2020 as a reduction to the related research and development expenses. As of March 31, 2020, $0.9 million of the funding received was recorded in accrued liabilities. During the three months ended March 31, 2020 and March 31, 2019, the Company amortized and recognized $0.7 million and $0.6 million in credits, respectively, to research and development related to CIRM funds received.

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

As of December 31, 2019, the Company had approximately $246 million of federal NOLs available to offset future taxable income expiring from 2030 through 2036. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s

Index

NOLs could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible.

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

As of March 31, 2020, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

For years prior to 2016, the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from date of filing.

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

Note 13 – Subsequent Events

Sale of New Jersey Net Operating Losses

In December 2019, the Company received preliminary approval from the New Jersey Economic Development Authority ("NJEDA") to participate in the Technology Business Tax Certificate Transfer Program (the "Program"). The Program permits qualified companies to sell a percentage of their New Jersey net operating losses ("NJ NOLs") to unrelated profitable corporations. On April 21, 2020, the Company received final approval from NJEDA, and it subsequently sold a portion of its NJ NOLs to a qualifying and approved buyer pursuant to the Program for net proceeds of $10.9 million.

Registered Direct Offering

On April 23, 2020, the Company entered into a securities purchase agreement (the “RD Purchase Agreement”) with certain investors (the “Purchasers”). Pursuant to the terms of the RD Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate of 2,162,166 shares of its common stock at a purchase price equal to $2.3125 per share. In a concurrent private placement, the Company issued to the Purchasers warrants to purchase an aggregate of 1,081,083 shares of its common stock. In connection with the registered direct offering and concurrent private placement, the Company received gross proceeds of $5.0 million. Each warrant is exercisable for one share of common stock and features an exercise price equal to $2.25 per share. The warrants are exercisable immediately upon issuance and will expire five and one-half years from the issuance date.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” herein and under “Risk Factors” in our 2019 Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report and in our 2019 Form 10-K.

Overview

Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”) is a clinical-stage biopharmaceutical company dedicated to the development and commercialization of cellular therapies designed to reverse disease and/or promote the regeneration of damaged tissue. We are developing first-in-class therapeutic products that are based on the characteristics of naturally occurring CD34+ cells and their ability to stimulate the growth of new microvasculature. Our technology leverages these cells using formulations unique to each medical indication and uses them to enable the body's natural repair mechanisms.

Our leadership team has decades of collective biopharmaceutical development experience and world-recognized scientific achievement in the field of cardiovascular disease, among other therapeutic areas. Our goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. Our current product candidates include CLBS119, an emergent CD34+ stem cell therapy responding to the COVID-19 pandemic and the potentially permanent damage it inflicts on the lungs of many patients, as well as three other developmental treatments for ischemic diseases based on its CD34+ cell therapy platform: CLBS12, recipient of SAKIGAKE designation and eligible for early conditional approval in Japan for the treatment of critical limb ischemia ("CLI") based on the results of an ongoing clinical trial; CLBS16, the subject of a recently completed positive Phase 2 clinical trial in the U.S. for the treatment of coronary microvascular dysfunction ("CMD"); and CLBS14, a Regenerative Medicine Advanced Therapy ("RMAT") designated therapy for which we have finalized with the U.S. Food and Drug Administration (the "FDA") a protocol for a Phase 3 confirmatory trial in subjects with no-option refractory disabling angina ("NORDA").

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

Our proprietary CD34+ cell technology has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34+ cells, we seek to promote the development and formation of new microvasculature and thereby increase blood flow to the impacted area. We believe that a number of conditions caused by underlying ischemic injury can be improved through our CD34+ cell technology, including but not limited to, CLI, CMD, NORDA and COVID-19 induced lung damage.

CLBS119 for Treatment of COVID -19 Induced Lung Damage

COVID-19 appears to damage the vasculature of the lungs and Caladrius believes that repair of that vasculature will prove necessary for patients to achieve a full recovery. Survivors of COVID-19 often remain debilitated even after leaving the hospital due to the damage caused to their lungs, and while many developmental therapies responding to the COVID-19 pandemic are appropriately targeting the SARS-CoV-2 virus itself or the symptoms of the acute phase of the illness, we are aware of no therapy that has demonstrated the ability to repair COVID-19 induced lung damage. With consistent clinical and pre-clinical evidence that CD34+ cells can repair multiple organs, including models of severe lung inflammation, we sought and received FDA authorization for its investigational new drug (“IND”) application for the study of CLBS119, a CD34+ cell therapy for repair of COVID-19 induced lung damage. The planned study will target patients with severe SARS-CoV-2 infection who, after ventilatory support due to respiratory failure, had otherwise recovered but remained debilitated due to persistent pulmonary damage.

CLBS12 for Treatment of Critical Limb Ischemia

Index

Our open-label, registration-eligible study of CLBS12 in Japan for the treatment of critical limb ischemia ("CLI"), a disease with no currently available approved therapy and a higher mortality rate than all cancers except that of lung cancer, has shown strong results to date. The initial responses observed in the subjects who have reached an endpoint in this open label study are consistent with a positive therapeutic effect and safety profile as reported by previously published clinical trials in Japan. Although the study's enrollment, which had been targeted for completion this year, has been slowed by the pandemic's impact in Japan, we are encouraged by the patient pre-screening pipeline that has been identified and hope to conclude the trial enrollment rapidly once the coronavirus abates. While the final outcome of the trial will depend on all data from all subjects, data from the concluded Buerger's Disease cohort and the data to date in the no-option CLI cohort remain very encouraging.

CLBS16 for Treatment of Coronary Microvascular Dysfunction

In 2017, with the assistance of a $1.9 million grant from the National Institutes of Health (Award Number R44HL135889), we initiated our program for CLBS16 for the treatment of coronary microvascular dysfunction ("CMD"), a disease that potentially afflicts annually millions of patients with no current treatment options. That study, titled ESCaPE-CMD, was a Phase 2 proof-of-concept study that enrolled patients at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center in Los Angeles, CA. In June 2019, we announced the completion of enrollment in this study. Results of the first 17 of 20 patients enrolled in this trial who reached 6-month follow-up were presented as a rapid fire oral presentation on November 16, 2019 at the annual meeting of the American Heart Association in Philadelphia, PA by one of the principal investigators, Dr. Noel Bairey Merz, FACC, FAHA, FESC, the director of the Barbra Streisand Women's Heart Center at Cedars-Sinai in Los Angeles, CA. That data set showed a positive therapeutic effect with a statistically significant improvement in angina frequency, coronary flow reserve, Canadian Cardiovascular Society Angina Class and Seattle Questionnaire score, as well as an acceptable safety profile. The full data from that study will be presented at the SCAI 2020 Scientific Sessions Virtual Conference on May 14, 2020 and we now expect to initiate the next CMD trial, a Phase 2b study, in the fall of 2020.

CLBS14 for Treatment of No Option Refractory Disabling Angina (NORDA)

We acquired the rights to data and regulatory filings for a CD34+ cell therapy program for refractory angina that had been advanced to Phase 3 by a previous sponsor.

Based on the clinical evidence from the completed studies that a single administration of CLBS14 reduces mortality, improves angina and increases exercise capacity in patients with otherwise untreatable angina, this product received Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA. We, working closely with the FDA, have finalized the design of a confirmatory Phase 3 trial which, in combination with previously filed Phase 1, 2 and 3 data, will be considered for the registration of CLBS14. Notably, this study design includes a 6-month primary endpoint and, with the benefit of the RMAT designation, the biologics license application ("BLA"), once submitted, should receive a 6-month review. We have substantially completed the preparatory work for initiation of this trial. We will not, however, commence enrollment of patients until sufficient capital is acquired and dedicated to this program such that we have confidence that we can fund the trial uninterrupted through completion.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Overall, net losses were $4.0 million for the three months ended March 31, 2020, compared to $4.4 million for the three months ended March 31, 2019.

Operating Expenses

For the three months ended March 31, 2020, operating expenses totaled $4.1 million compared to $4.6 million for the three months ended March 31, 2019, representing a decrease of $0.5 million, or 12%. Operating expenses were comprised of the following:

Index

•
Research and development expenses were approximately $1.5 million for the three months ended March 31, 2020, compared to $2.0 million for the three months ended March 31, 2019, representing a decrease of approximately $0.5 million, or 26%. Research and development in both periods focused on the advancement of our ischemic repair platform and related to:

◦
ongoing registration-eligible study expenses for CLBS12 in critical limb ischemia in Japan, whereby we continue to focus spending on our patient enrollment, and anticipate completing enrollment by mid-2020;

◦
ongoing proof-of-concept study expenses for CLBS16 in coronary microvascular dysfunction, whereby study enrollment was completed in the second quarter of 2019, preliminary top-line results were reported in November 2019 and full results expected in the first half of 2020; and

◦
expenses associated with the preparation of our confirmatory Phase 3 study of CLBS14 in NORDA in the first quarter of 2019. In late 2019, we projected that the Phase 3 study would cost approximately $70 million in external expenses over the next several years to complete, and as a result, we elected to postpone the initiation of the study until we have confidence that we can access sufficient capital to allow us to complete the study uninterrupted.

•
General and administrative expenses were approximately $2.6 million for both the three months ended March 31, 2020 and the three months ended March 31, 2019. Our general and administrative expenses focus on general corporate-related activities.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Other Income

Total other income is primarily comprised of investment income on cash, cash equivalents and marketable securities.

Index

Analysis of Liquidity and Capital Resources

At March 31, 2020, we had cash and cash equivalents of approximately $20.7 million, working capital of approximately $16.6 million, and stockholders’ equity of approximately $17.2 million.

During the three months ended March 31, 2020, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Net cash provided by or used in operating, investing and financing activities were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(4,241)	$(5,486)
Net cash provided by investing activities	11,102	8,741
Net cash (used in) provided by financing activities	(148)	870

Operating Activities

Our cash used in operating activities during the three months ended March 31, 2020 was $4.2 million, which is comprised of (i) our net loss of $4.0 million, adjusted for non-cash expenses totaling $0.6 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities using approximately $0.9 million.

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

 Investing Activities

Our cash provided by investing activities during the three months ended March 31, 2020 totaled $11.1 million and was primarily due to net proceeds from the sale of marketable securities.

Our cash used in investing activities during the three months ended March 31, 2019 totaled approximately $8.7 million and was due to net sales of marketable securities (net of purchases of marketable securities).

Financing Activities

Our cash used in financing activities during the three months ended March 31, 2020 consisted of tax withholding-related payments on net share settlement equity awards to employees.

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

Index

considering the assumption that any initiation of a CLBS14 Phase 3 study is contingent on our acquisition of additional capital to fund such a study.

In December 2019, we received preliminary approval from the New Jersey Economic Development Authority ("NJEDA") to participate in the Technology Business Tax Certificate Transfer Program (the "Program"). The Program permits qualified companies to sell a percentage of their New Jersey net operating losses ("NJ NOLs") to unrelated profitable corporations. On April 21, 2020, the Company received final approval from NJEDA, and it subsequently sold a portion of its NJ NOLs to a qualifying and approved buyer pursuant to the Program for net proceeds of $10.9 million.

On April 23, 2020, the Company entered into a securities purchase agreement (the “RD Purchase Agreement”) with certain investors (the “Purchasers”). Pursuant to the terms of the RD Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate of 2,162,166 shares of its common stock at a purchase price equal to $2.3125 per share. In a concurrent private placement, the Company issued to the Purchasers warrants to purchase an aggregate of 1,081,083 shares of its common stock. In connection with the registered direct offering and concurrent private placement, the Company received gross proceeds of $5.0 million. Each warrant is exercisable for one share of common stock and features an exercise price equal to $2.25 per share. The warrants are exercisable immediately upon issuance and will expire five and one-half years from the issuance date.

In March 2019, we and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $26 million, subject to certain limitations and conditions set forth in the Purchase Agreement (the “Offering”). As consideration for entering into the Purchase Agreement, we issued to Lincoln Park an additional 181,510 shares of common stock as commitment shares. Pursuant to the Purchase Agreement, Lincoln Park purchased 250,000 shares of common stock, at a price of $4.00 per share, for a total gross purchase price of $1.0 million (the “Initial Purchase”) upon commencement. Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement, we have the right, from time to time, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2,500,000, unless we and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a “Regular Purchase”). If we direct Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, we may direct Lincoln Park in an “accelerated purchase” to purchase an additional amount of common stock that may not exceed the lesser of (i) 300%  the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day. As of March 31, 2020, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

In February 2018, we entered into a common stock sales agreement (the "Sales Agreement") with H.C. Wainwright & Co., LLC ("HCW"), as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock, which was further amended in August 2018, having an aggregate offering price of up to $25 million. In March 2019, subsequent to the filing of our 2018 Form 10-K, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $52.8 million. Pursuant to General Instruction I.B.6 of Form S-3, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of our 2018 Form 10-K filing, the aggregate amount of securities that we were permitted to offer and sell at such time was reduced to $17.6 million (or a maximum of 4.8 million shares), which was equal to one-third of the aggregate market value of our common stock held by non-affiliates at such time. Subject to the terms and conditions of the Sales Agreement, HCW will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon our instructions, including any price, time or size limits specified by us. We have provided HCW with customary indemnification rights, and HCW will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold. We have no obligation to sell any of the shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement. The Sales Agreement will terminate upon the sale of all of the shares under the Sales Agreement unless terminated earlier by either party as permitted under the Sales Agreement. As of March 31, 2020, we issued 260,349 shares of common stock under the Sales Agreement for net proceeds of $1.3 million.

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

Index

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2020, compared to those reported in our 2019 Form 10-K.

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

As of March 31, 2020, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during our last quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material changes to the disclosures previously reported in our 2019 Form 10-K.

ITEM 1A. RISK FACTORS

Other than as set forth below, there have been no material changes to the risk factors previously reported in our 2019 Form 10-K. See the risk factors set forth in our 2019 Annual Report on Form 10-K under the caption "Item 1 A - Risk Factors."

Pandemics such as the coronavirus (COVID-19) could have an adverse impact on our developmental programs and our financial condition.

In December 2019, a novel strain of coronavirus (COVID-19) was first identified in Wuhan, Hubei Province, China, which virus has since spread throughout the world and has become a formal pandemic. Any outbreak of contagious diseases, including the coronavirus, or other adverse public health developments, has had, and could continue to have, a material and adverse effect on our business operations. These have caused, and could continue to cause, disruptions or restrictions on our ability to travel, pursue partnerships and other business transactions, conduct clinical trials, make shipments of biologic materials, as well as be impacted by the closure, temporary or otherwise, of the facilities of suppliers and clinical trial sites. Disruption of suppliers, clinical trial sites or access to patients would likely impact, and in some cases has impacted, our clinical trial enrollment progress and rates as well as our ability to access capital through the financial markets. The extent to which the COVID-19, or any other contagious disease, may impact our results will depend on future developments, which developments are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and duration of COVID-19 and the actions to contain the coronavirus or treat its impact, among others.

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

CALADRIUS BIOSCIENCES, INC.
May 7, 2020	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President and Chief Executive Officer (Principal Executive Officer)
May 7, 2020	By: /s/ Joseph Talamo Name: Joseph Talamo Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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