Form 10-Q
period 2020-06-30
CALADRIUS BIOSCIENCES, INC.
filed 2020-08-13
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of Aug 13th, 2020
Common stock, $0.001 par value per share	19,323,107	shares

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report (this "Quarterly Report") contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements, including, without limitation, all statements  related to any expectations of revenues, expenses, cash flows, earnings or losses from operations, cash required to maintain current and planned operations, capital or other financial items; any statements of the plans, strategies and objectives of management for future operations; any plans or expectations with respect to product research, development and commercialization, including regulatory approvals; any other statements of expectations, plans, intentions or beliefs; and any statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “plan,” “project,” “forecast,” “outlook,” “intend,” “may,” “will,” “expect,” “likely,” “believe,” “could,” “anticipate,” “estimate,” “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance, levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:

•our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements, the funding of our clinical trials for product candidates, and the commercialization of the relevant technology;
•our ability to build and maintain the management and human resources infrastructure necessary to support the growth of our business;
•whether a market is established for our cell-based products and services and our ability to capture a meaningful share of this market;
•scientific, regulatory and medical developments beyond our control;
•our ability to obtain and maintain, as applicable, appropriate governmental licenses, accreditations or certifications or to comply with healthcare laws and regulations or any other adverse effect or limitations caused by government regulation of our business;
•whether any of our current or future patent applications result in issued patents, the scope of those patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; and our ability to commercialize products without infringing upon the claims of third-party patents;
•whether any potential strategic or financial benefits of various licensing agreements will be realized;
•the results of our development activities;
•our ability to complete our other planned clinical trials (or initiate other trials) in accordance with our estimated timelines due to delays associated with enrolling patients due to the novelty of the treatment, the size of the patient population and the need of patients to meet the inclusion criteria of the trial or otherwise;
•the extent to which the COVID-19 coronavirus may impact our business, including our clinical trials and financial condition; and
•other factors discussed in "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 5, 2020 (our "2019 Form 10-K").

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

Index
PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Cash and cash equivalents	$26,684	$14,032
Marketable securities	8,207	11,125
Prepaid and other current assets	1,735	815
Total current assets	36,626	25,972
Property and equipment, net	83	100
Other assets	772	1,081
Total assets	$37,481	$27,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$592	$1,490
Accrued liabilities	2,888	4,486
Total current liabilities	3,480	5,976
Other long-term liabilities	445	624
Total liabilities	3,925	6,600
Commitments and Contingencies

Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 0.001 share of common stock, $0.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; issued and outstanding, 15,585,194 and 10,528,689 shares at June 30, 2020 and December 31, 2019, respectively	16	11
Additional paid-in capital	449,302	438,911
Treasury stock, at cost; 11,080 shares at June 30, 2020 and December 31, 2019	(708)	(708)
Accumulated deficit	(414,792)	(417,400)
Accumulated other comprehensive (loss) income	(7)	2
Total Caladrius Biosciences, Inc. stockholders' equity	33,811	20,816
Noncontrolling interests	(255)	(263)
Total stockholders' equity	33,556	20,553
Total liabilities and stockholders' equity	$37,481	$27,153
See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Expenses:
Research and development	$1,818	$2,988	$3,317	$5,026
General and administrative	2,474	2,358	5,032	4,912
Total operating expenses	4,292	5,346	8,349	9,938

Operating loss	(4,292)	(5,346)	(8,349)	(9,938)

Other income:
Investment income, net	22	209	93	436
Total other income	22	209	93	436

Loss before benefit from income taxes and noncontrolling interests	(4,270)	(5,137)	(8,256)	(9,502)
Benefit from income taxes	(10,872)	—	(10,872)	—
Net income (loss)	$6,602	$(5,137)	$2,616	$(9,502)
Less - net income attributable to noncontrolling interests	4	3	8	5
Net income (loss) attributable to Caladrius Biosciences, Inc. common stockholders	$6,598	$(5,140)	$2,608	$(9,507)

Basic and diluted income (loss) per share
Caladrius Biosciences, Inc. common stockholders	$0.50	$(0.49)	$0.22	$(0.93)

Weighted average common shares outstanding
Basic and diluted shares	13,151	10,393	11,880	10,211

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$6,602	$(5,137)	$2,616	$(9,502)

Other comprehensive (loss) income:
Available for sale securities - net unrealized (loss) income	(9)	17	(9)	31
Total other comprehensive (loss) income	(9)	17	(9)	31

Comprehensive income (loss)	6,593	(5,120)	2,607	(9,471)

Comprehensive income attributable to noncontrolling interests	4	3	8	5

Comprehensive income (loss) attributable to Caladrius Biosciences, Inc. common stockholders	$6,589	$(5,123)	$2,599	$(9,476)

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	10	$—	10,529	$11	$438,911	$2	$(417,400)	$(708)	$20,816	$(263)	$20,553
Net income	—	—	—	—	—	—	2,608	—	2,608	8	2,616
Unrealized gain on marketable securities	—	—	—	—	—	(9)	—	—	(9)	—	(9)
Share-based compensation	—	—	106	—	713	—	—	—	713	—	713
Net proceeds from issuance of common stock and warrants	—	—	4,950	5	9,678	—	—	—	9,683	—	9,683
Balance at June 30, 2020	10	$—	15,585	$16	$449,302	$(7)	$(414,792)	$(708)	$33,811	$(255)	$33,556

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	10	$—	9,866	$10	$436,433	$(32)	$(397,977)	$(708)	$37,726	$(272)	$37,454
Adoption of accounting standard	—	—	—	—	—	—	(62)	—	(62)	—	(62)
Net loss	—	—	—	—	—	—	(9,507)	—	(9,507)	5	(9,502)
Unrealized gain on marketable securities	—	—	—	—	—	32	—	—	32	—	32
Share-based compensation	—	—	96	—	663	—	—	—	663	—	663
Net proceeds from issuance of common stock	—	—	451	—	1,037	—	—	—	1,037	—	1,037
Balance at June 30, 2019	10	$—	10,413	$10	$438,133	$—	$(407,546)	$(708)	$29,889	$(267)	$29,622

Index

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	10	$—	10,639	$11	$439,330	$—	$(421,390)	(708)	$17,243	$(259)	$16,984
Net income	—	—	—	—	—	—	6,598	—	6,598	4	6,602
Unrealized gain on marketable securities	—	—	—	—	—	(7)	—	—	(7)	—	(7)
Share-based compensation	—	—	(4)	—	294	—	—	—	294	—	294
Net proceeds from issuance of common stock and warrants	—	—	4,950	5	9,678	—	—	—	9,683	—	9,683
Balance at June 30, 2020	10	$—	15,585	$16	$449,302	$(7)	$(414,792)	(708)	$33,811	$(255)	$33,556

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	10	$—	10,393	$10	$437,850	$(18)	$(402,406)	$(708)	$34,728	$(270)	$34,458
Net loss	—	—	—	—	—	—	(5,140)	—	(5,140)	3	(5,137)
Unrealized gain on marketable securities	—	—	—	—	—	18	—	—	18	—	18
Share-based compensation	—	—	—	—	246	—	—	—	246	—	246
Net proceeds from issuance of common stock	—	—	20	—	37	—	—	—	37	—	37
Balance at June 30, 2019	10	$—	10,413	$10	$438,133	$—	$(407,546)	$(708)	$29,889	$(267)	$29,622

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$2,616	$(9,502)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	861	793
Depreciation and amortization	30	35
Accretion on marketable securities	40	133
Changes in operating assets and liabilities:
Prepaid and other current assets	(920)	(110)
Other assets	308	181
Accounts payable, accrued liabilities and other liabilities	(2,673)	(1,735)
Net cash provided by (used in) operating activities	262	(10,205)
Cash flows from investing activities:
Purchase of marketable securities	(8,235)	(25,969)
Sale of marketable securities	11,104	36,721
Purchase of property and equipment	(14)	—
Net cash provided by investing activities	2,855	10,752
Cash flows from financing activities:
Tax withholding payments on net share settlement equity awards	(148)	(130)
Net proceeds from issuance of common stock	9,683	1,038
Net cash provided by financing activities	9,535	908
Net increase in cash and cash equivalents	12,652	1,455
Cash and cash equivalents at beginning of period	14,032	10,299
Cash and cash equivalents at end of period	$26,684	$11,754

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Business

Overview

        Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”) is a clinical-stage biopharmaceutical company dedicated to the development and commercialization of cellular therapies designed to reverse disease and/or promote the regeneration of damaged tissue. The Company is developing first-in-class therapeutics based on the characteristics of naturally occurring CD34+ cells and their ability to stimulate the growth of new microvasculature. The Company's technology leverages these cells to enable the body's natural repair mechanisms using formulations unique to each medical indication.

        The Company's leadership team has decades of collective biopharmaceutical development experience and world-recognized scientific achievement in the field of cardiovascular disease, among other therapeutic areas. Its goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. The Company's current product candidates include CLBS119, an emergent CD34+ stem cell therapy responding to the COVID-19 pandemic and the potentially permanent damage the virus inflicts on the lungs of many patients, as well as three other developmental treatments for ischemic diseases based on its CD34+ cell therapy platform: CLBS12, recipient of SAKIGAKE designation and eligible for early conditional approval in Japan for the treatment of critical limb ischemia ("CLI") based on the results of an ongoing clinical trial; CLBS16, the subject of a recently completed positive Phase 2 clinical trial in the U.S. for the treatment of coronary microvascular dysfunction ("CMD"); and CLBS14, a Regenerative Medicine Advanced Therapy ("RMAT") designated therapy for which the Company has finalized with the U.S. Food and Drug Administration (the "FDA") a protocol for a Phase 3 confirmatory trial in subjects with no-option refractory disabling angina ("NORDA").

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

CLBS119 for Treatment of COVID -19 Induced Lung Damage

COVID-19 appears to damage the vasculature of the lungs and Caladrius believes that repair of that vasculature will prove necessary for patients to achieve a full recovery. Survivors of COVID-19 often remain debilitated even after leaving the hospital due to the damage caused to their lungs, and while many developmental therapies responding to the COVID-19 pandemic are appropriately targeting the SARS-CoV-2 virus itself or the manifestations of the acute phase of the illness, Caladrius is aware of no therapy that has demonstrated the ability to repair COVID-19 induced lung damage. With consistent clinical and pre-clinical evidence that CD34+ cells can repair multiple organs, including models of severe lung inflammation, the Company sought and received FDA authorization for its investigational new drug (“IND”) application for the study of CLBS119, a CD34+ cell therapy for repair of COVID-19 induced lung damage. The planned study, with enrollment expected to commence in the second half of 2020, will target patients with severe SARS-CoV-2 infection who, after ventilatory support due to respiratory failure, had otherwise recovered but remained debilitated due to persistent pulmonary damage.

CLBS12 for Treatment of Critical Limb Ischemia

The Company's open-label, registration-eligible study of CLBS12 in Japan for the treatment of critical limb ischemia ("CLI"), a disease with no currently available approved therapy and a higher combined incidence and mortality rate than all cancers but lung cancer, has shown strong results to date. The initial responses observed in the subjects who have reached an

Index
endpoint in this open label study are consistent with a positive therapeutic effect and safety profile as reported by previously published clinical trials in Japan. Although the study's enrollment, which is targeted for completion this year, has been slowed by the pandemic's impact in Japan, the Company is encouraged by the patient pre-screening pipeline that has been identified and hopes to conclude trial enrollment rapidly once the coronavirus abates. While the final outcome of the trial will depend on all data from all subjects, data from the concluded Buerger's Disease cohort and the data to date in the no-option CLI cohort remain very encouraging.

CLBS16 for Treatment of Coronary Microvascular Dysfunction

In 2017, with the assistance of a $1.9 million grant from the National Institutes of Health (Award Number R44HL135889), Caladrius initiated its program for CLBS16 for the treatment of coronary microvascular dysfunction ("CMD"), a disease that potentially afflicts millions of patients with no current targeted treatment options. That study, titled ESCaPE-CMD, was a Phase 2 proof-of-concept study that enrolled patients at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center in Los Angeles, CA. In June 2019, the Company announced the completion of enrollment in this study. Results of the first 17 of 20 patients enrolled in this trial who reached 6-month follow-up were presented as a rapid fire oral presentation on November 16, 2019 at the annual meeting of the American Heart Association in Philadelphia, PA by one of the principal investigators, Dr. Noel Bairey Merz, FACC, FAHA, FESC, the director of the Barbra Streisand Women's Heart Center at Cedars-Sinai in Los Angeles, CA. That data set showed a positive therapeutic effect with a statistically significant improvement in angina frequency, coronary flow reserve, Canadian Cardiovascular Society Angina Class and Seattle Questionnaire score, as well as an acceptable safety profile. The full data from that study was presented at the SCAI 2020 Scientific Sessions Virtual Conference on May 14, 2020 and we now expect to initiate the next CMD trial, a Phase 2b study, by the end of 2020.

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

Coronavirus Considerations

In December 2019, a novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, was reported to have surfaced in China. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the world's economies began to experience pronounced effects. While the disruption currently is expected to be temporary, there is uncertainty around the extent and duration of disruption, and any future related financial impact cannot be reasonably estimated at this time.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do

Index
not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2020, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2019 and 2018 included in our 2019 Form 10-K. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, the Company's significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in its 2019 Form 10-K. There were no changes to these policies during the three and six months ended June 30, 2020.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize lease assets and lease liabilities for those leases classified as operating leases. The guidance was effective for interim and annual periods beginning after December 15, 2018 and was adopted as of January 1, 2019. The Company adopted the standard using the modified retrospective transition method, with an immaterial adjustment to accumulated deficit upon adoption. The comparative information has not been restated and continues to be reported under the accounting standards that were in effect

Index
for those periods. The Company concluded that the adoption of ASU 2016-02 was non-cash in nature, did not affect the Company's cash position, and did not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which will require companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. The guidance was effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption was permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting," which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption was permitted, but no earlier than a company's adoption date of ASC 606. The Company determined that the adoption of this new accounting guidance did not have a material impact on its consolidated financial statements and footnote disclosures.

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

Note 3 – Available-for-Sale-Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	June 30, 2020				December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$6,430	$1	$(6)	$6,425	$11,673	$3	$(1)	$11,675
Money market funds	5,019	—	—	5,019	11,093	—	—	11,093
Municipal debt securities	20,975	—	(2)	20,973	—	—	—	—
Sovereign government securities	197	—	—	197	—	—	—	—
Total	$32,621	$1	$(8)	$32,614	$22,766	$3	$(1)	$22,768

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in our Consolidated Balance Sheets (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$24,407	$11,643
Marketable securities	8,207	11,125
Total	$32,614	$22,768

The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in thousands):

Index

	June 30, 2020
	Amortized Cost	Estimated Fair Value
Less than one year	$32,621	$32,614
Greater than one year	—	—
Total	$32,621	$32,614

Note 4 – Income (Loss) Per Share

For the three and six months ended June 30, 2020, the Company reported net income in each period. However, no common stock equivalents were utilized in the calculation of diluted income per share since any conversion as of June 30, 2020 would have been anti-dilutive. For the three and six months ended June 30, 2019, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive. At June 30, 2020 and 2019, the Company excluded the following potentially dilutive securities (in thousands):

	June 30,
	2020	2019
Stock Options	1,161	1,101
Warrants	2,154	30
Restricted Stock Units	313	240

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis as of June 30, 2020, and December 31, 2019 (in thousands).

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$8,207	$—	$8,207	$—	$11,125	$—	$11,125
	$—	$8,207	$—	$8,207	$—	$11,125	$—	$11,125

Index
Note 6 – Accrued Liabilities

Accrued liabilities as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019
Salaries, employee benefits and related taxes	$1,441	$1,834
Operating lease liabilities -- current	349	354
CIRM upfront funding -- current	229	1,600
Other	869	698
Total	$2,888	$4,486

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

        Operating lease liabilities and right-of-use assets were recorded in the following captions of our balance sheet were as follows (in thousands):

	June 30, 2020	December 31, 2019
Right-of Use Assets:
Other assets	$731	$906
Total Right-of-Use Asset	$731	$906

Operating Lease Liabilities:
Accrued liabilities	$349	$353
Other long-term liabilities	445	624
Total Operating Lease Liabilities	$794	$977

        As of June 30, 2020, the weighted average remaining lease term for our operating leases was 1.6 years, and the weighted average discount rate for our operating leases was 9.625%. Future minimum lease payments under the lease agreements as of June 30, 2020 were as follows (in thousands):

Years ended	Operating Leases
2020	204
2021	414
2022	239
2023	27
Total lease payments	884
Less: Amounts representing interest	(90)
Present value of lease liabilities	$794

Note 8 – Stockholders' Equity

Equity Issuances

Purchase Agreement

        In March 2019, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the

Index
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

        As of June 30, 2020, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

Common Stock Sales Agreement

        In February 2018, the Company entered into a common stock sales agreement with H.C. Wainwright & Co., LLC ("HCW") as sales agent, which was subsequently amended in August 2018 (the "Sales Agreement"), in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock having an aggregate offering price of not more than $25.0 million. In March 2019, subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Form 10-K"), the aggregate market value of our outstanding common stock held by non-affiliates was approximately $52.8 million. Pursuant to General Instruction I.B.6 of Form S-3, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of our 2018 Form 10-K filing, the aggregate amount of securities that we were permitted to offer and sell at such time was reduced to $17.6 million, which was equal to one-third of the aggregate market value of our common stock held by non-affiliates at such time.

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

Index
        During the six months ended June 30, 2020, the Company issued 681,034 shares of common stock under the Sales Agreement for net proceeds of $1.3 million. As of June 30, 2020, the Company has issued 907,168 shares of common stock under the Sales Agreement for net proceeds of $2.3 million since inception.

Registered Direct Offerings

        In April 2020, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with certain investors (the “April Purchasers”). Pursuant to the terms of the April Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate of 2,162,166 shares of its common stock at a purchase price equal to $2.3125 per share. In a concurrent private placement, the Company issued to the April Purchasers warrants to purchase an aggregate of 1,081,083 shares of its common stock. In connection with the registered direct offering and concurrent private placement, the Company received gross proceeds of $5,000,009. Each warrant is exercisable for one share of common stock and features an exercise price equal to $2.2500 per share. The warrants are exercisable immediately upon issuance and will expire five and one-half years from the issuance date.

        In May 2020, the Company entered into a securities purchase agreement (the “May Purchase Agreement”) with certain investors (the “May Purchasers”). Pursuant to the terms of the May Purchase Agreement, the Company agreed to sell to the May Purchasers an aggregate of 2,084,850 shares of its common stock at a purchase price equal to $2.0625 per share. In a concurrent private placement, the Company issued to the Purchasers warrants to purchase an aggregate of 1,042,425 shares of its common stock. In connection with the registered direct offering and concurrent private placement, the Company received gross proceeds of $4.3 million. Each warrant is exercisable for one share of common stock and features an exercise price equal to $2.0625 per share. The warrants are exercisable immediately upon issuance and will expire five and one-half years from the issuance date.

Stock Options and Warrants

        The following table summarizes the activity for stock options and warrants for the six months ended June 30, 2020:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2019	1,044,417	$18.31	6.06	$—	30,000	$5.89	3.19	$—

Changes during the period:
Granted	245,776	3.22			2,123,508	2.16
Exercised	—	—			—	—
Forfeited	(5,400)	3.28			—	—
Expired	(123,584)	21.48			—	—
Outstanding at June 30, 2020	1,161,209	$14.85	6.98	$—	2,153,508	$2.21	5.33	$—
Vested at June 30, 2020 or expected to vest in the future	1,131,822	$15.14	6.92	$—	2,153,508	$2.21	5.33	$—
Vested at June 30, 2020	829,034	$19.25	6.17	$—	2,153,508	$2.21	5.33	$—

Restricted Stock

During the six months ended June 30, 2020 and 2019, the Company issued restricted stock for services as follows ($ in thousands):

	Six Months Ended June 30,
	2020	2019
Number of restricted stock issued	156,184	123,564
Value of restricted stock issued	$512	$612

Restricted Stock Units

Index

During the six months ended June 30, 2020 and 2019, the Company issued restricted stock units for services as follows ($ in thousands, except share data):

	Six Months Ended June 30,
	2020	2019
Number of restricted stock units issued	195,320	184,454
Value of restricted stock units issued	$623	$909

The weighted average estimated fair value of restricted stock issued for services in the six months ended June 30, 2020 and 2019 was $3.19 and $4.93 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.

Note 9 – Share-Based Compensation

Share-Based Compensation

We utilize share-based compensation in the form of stock options, restricted stock, and restricted stock units.  The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$56	$50	$181	$174
General and administrative	239	195	680	619
Total share-based compensation expense	$295	$245	$861	$793

Total compensation cost related to non-vested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at June 30, 2020 were as follows (in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$734	$188	$172
Expected weighted-average period in years of compensation cost to be recognized	1.83	0.66	0.50

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Stock Options
	Six Months Ended June 30,
	2020	2019
Total fair value of shares vested	$515	$378
Weighted average estimated fair value of shares granted	$2.12	$3.18

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

Note 10– Research Funding

California Institute of Regenerative Medicine Grant Award

Index
In February 2017, the California Institute for Regenerative Medicine ("CIRM") awarded the Company funds of up to $12.2 million to support the T-Rex Study. The funding is based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. Based on the actual number of subjects enrolled in California, the total amount of funding was revised to $8.1 million. The Company received $5.7 million in initial funding in May 2017, a $1.9 million milestone payment in December 2017, a $0.3 million progress payment in March 2018, and a $200,000 progress payment in May 2019, of which the total will be amortized over the estimated award period through July 2020 as a reduction to the related research and development expenses. As of June 30, 2020, $0.2 million of the funding received was recorded in accrued liabilities. During the three and six months ended June 30, 2020, the Company amortized and recognized $0.7 million and $1.4 million in credits, respectively, to research and development related to CIRM funds received. During the three and six months ended June 30, 2019, the Company amortized and recognized $0.7 million and $1.3 million in credits, respectively, to research and development related to CIRM funds received.

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

As of June 30, 2020, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

For years prior to 2016, the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from date of filing.

        In December 2019, the Company received preliminary approval from the New Jersey Economic Development Authority ("NJEDA") to participate in the Technology Business Tax Certificate Transfer Program (the "Program"). The Program permits qualified companies to sell a percentage of their New Jersey net operating losses ("NJ NOLs") to unrelated profitable corporations. On April 21, 2020, the Company received final approval from NJEDA to sell $11.5 million of its NJ NOLs, which was subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $10.9 million. The net proceeds have been recorded as a benefit from income taxes in the consolidated financial statements.

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

Note 13 – Subsequent Events

Private Placement Offering

        On July 10, 2020, the Company entered into a securities purchase agreement (the “Private Placement”) with certain investors (the “Private Placement Purchasers”). Pursuant to the terms of the Private Placement, the Company agreed to sell to the Private Placement Purchasers an aggregate of 969,694 shares of its common stock at a purchase price equal to $2.0625 per share, along with warrants to purchase an aggregate of 484,847 shares of its common stock. In connection with the Private Placement, the Company received gross proceeds of $2.0 million. Each warrant is exercisable for one share of common stock and features an exercise price equal to $2.0625 per share. The warrants are exercisable immediately upon issuance and will expire five and one-half years from the issuance date.

Common Stock Sales Agreement

        Subsequent to June 30, 2020, the Company issued 2,779,299 shares of common stock under the Sales Agreement with HCW for net proceeds of $6.9 million.

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

Overview

        Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”) is a clinical-stage biopharmaceutical company dedicated to the development and commercialization of cellular therapies designed to reverse disease and/or promote the regeneration of damaged tissue. We are developing first-in-class therapeutics based on the characteristics of naturally occurring CD34+ cells and their ability to stimulate the growth of new microvasculature. Our technology leverages these cells to enable the body's natural repair mechanisms using formulations unique to each medical indication.

        Our leadership team has decades of collective biopharmaceutical development experience and world-recognized scientific achievement in the field of cardiovascular disease, among other therapeutic areas. Our goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. Our current product candidates include CLBS119, an emergent CD34+ stem cell therapy responding to the COVID-19 pandemic and the potentially permanent damage the virus inflicts on the lungs of many patients, as well as three other developmental treatments for ischemic diseases based on its CD34+ cell therapy platform: CLBS12, recipient of SAKIGAKE designation and eligible for early conditional approval in Japan for the treatment of critical limb ischemia ("CLI") based on the results of an ongoing clinical trial; CLBS16, the subject of a recently completed positive Phase 2 clinical trial in the U.S. for the treatment of coronary microvascular dysfunction ("CMD"); and CLBS14, a Regenerative Medicine Advanced Therapy ("RMAT") designated therapy for which we have finalized with the U.S. Food and Drug Administration (the "FDA") a protocol for a Phase 3 confirmatory trial in subjects with no-option refractory disabling angina ("NORDA").

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

CLBS119 for Treatment of COVID -19 Induced Lung Damage

COVID-19 appears to damage the vasculature of the lungs and Caladrius believes that repair of that vasculature will prove necessary for patients to achieve a full recovery. Survivors of COVID-19 often remain debilitated even after leaving the hospital due to the damage caused to their lungs, and while many developmental therapies responding to the COVID-19 pandemic are appropriately targeting the SARS-CoV-2 virus itself or the manifestations of the acute phase of the illness, we are aware of no therapy that has demonstrated the ability to repair COVID-19 induced lung damage. With consistent clinical and pre-clinical evidence that CD34+ cells can repair multiple organs, including models of severe lung inflammation, we sought and received FDA authorization for its investigational new drug (“IND”) application for the study of CLBS119, a CD34+ cell therapy for repair of COVID-19 induced lung damage. The planned study, with enrollment expected to commence in the second half of 2020, will target patients with severe SARS-CoV-2 infection who, after ventilatory support due to respiratory failure, had otherwise recovered but remained debilitated due to persistent pulmonary damage.

CLBS12 for Treatment of Critical Limb Ischemia

Index

Our open-label, registration-eligible study of CLBS12 in Japan for the treatment of critical limb ischemia ("CLI"), a disease with no currently available approved therapy and a higher combined incidence and mortality rate than all cancers but lung cancer, has shown strong results to date. The initial responses observed in the subjects who have reached an endpoint in this open label study are consistent with a positive therapeutic effect and safety profile as reported by previously published clinical trials in Japan. Although the study's enrollment, which is targeted for completion this year, has been slowed by the pandemic's impact in Japan, we are encouraged by the patient pre-screening pipeline that has been identified and hope to conclude trial enrollment rapidly once the coronavirus abates. While the final outcome of the trial will depend on all data from all subjects, data from the concluded Buerger's Disease cohort and the data to date in the no-option CLI cohort remain very encouraging.

CLBS16 for Treatment of Coronary Microvascular Dysfunction

In 2017, with the assistance of a $1.9 million grant from the National Institutes of Health (Award Number R44HL135889), we initiated our program for CLBS16 for the treatment of coronary microvascular dysfunction ("CMD"), a disease that potentially afflicts millions of patients with no current targeted treatment options. That study, titled ESCaPE-CMD, was a Phase 2 proof-of-concept study that enrolled patients at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center in Los Angeles, CA. In June 2019, we announced the completion of enrollment in this study. Results of the first 17 of 20 patients enrolled in this trial who reached 6-month follow-up were presented as a rapid fire oral presentation on November 16, 2019 at the annual meeting of the American Heart Association in Philadelphia, PA by one of the principal investigators, Dr. Noel Bairey Merz, FACC, FAHA, FESC, the director of the Barbra Streisand Women's Heart Center at Cedars-Sinai in Los Angeles, CA. That data set showed a positive therapeutic effect with a statistically significant improvement in angina frequency, coronary flow reserve, Canadian Cardiovascular Society Angina Class and Seattle Questionnaire score, as well as an acceptable safety profile. The full data from that study was presented at the SCAI 2020 Scientific Sessions Virtual Conference on May 14, 2020 and we now expect to initiate the next CMD trial, a Phase 2b study, by the end of 2020.

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

Coronavirus Considerations

In December 2019, a novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, was reported to have surfaced in China. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the world's economies began to experience pronounced effects. While the disruption currently is expected to be temporary, there is uncertainty around the extent and duration of disruption, and any future related financial impact cannot be reasonably estimated at this time.

Index

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

        Overall, net income was $6.6 million for the three months ended June 30, 2020, which included a $10.9 million income tax benefit from the sale of New Jersey net operating losses, compared to net loss of $5.1 million for the three months ended June 30, 2019.

Operating Expenses

For the three months ended June 30, 2020, operating expenses totaled $4.3 million compared to $5.3 million for the three months ended June 30, 2019, representing a decrease of 20%. Operating expenses comprised the following:

•Research and development expenses were approximately $1.8 million for the three months ended June 30, 2020, compared to $3.0 million for the three months ended June 30, 2019, representing a decrease of 39%. Research and development in both periods focused on the advancement of our ischemic repair platform and related to:

◦expenses associated with investigational new drug application and planning for commencement in the second quarter of 2020 of a pilot study of CLBS119, a CD34+ cell therapy for repair of COVID-19 induced lung damage targeting patients with severe SARS-CoV-2 infection that required ventilatory support due to respiratory failure.;

◦ongoing registration-eligible study expenses for CLBS12 in critical limb ischemia in Japan, whereby we continue to focus spending on our patient enrollment and anticipate completing enrollment by the end of 2020;

◦expenses associated with the proof-of-concept study for CLBS16 in coronary microvascular dysfunction, whereby study enrollment was completed in the second quarter of 2019 and full results reported in May 2020. We initiated efforts to advance CLBS16 into a Phase 2b study in the second quarter of 2020; and

◦expenses associated with the preparation of our confirmatory Phase 3 study of CLBS14 in NORDA in the second quarter of 2019. In late 2019, we projected that the Phase 3 study would cost approximately $70 million in external expenses over the next several years, and as a result, we elected to postpone the initiation of the study until we have confidence that we can access sufficient capital to allow us to complete the study uninterrupted.

•General and administrative expenses were approximately $2.5 million for the three months ended June 30, 2020, compared to $2.4 million and the three months ended June 30, 2019. Our general and administrative expenses focus on general corporate-related activities.

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

Income Tax Benefit

In April 2020, we received approval from the New Jersey Economic Development Authority ("NJEDA") to participate in the Technology Business Tax Certificate Transfer Program ("Program"), whereby we qualified to sell a percentage of our New Jersey net operating losses ("NJ NOLs"). We subsequently sold a portion of our NJ NOLs to a qualifying and approved buyer pursuant to the Program for net proceeds of $10.9 million.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Index
        Overall, net income was $2.6 million for the six months ended June 30, 2020, which included a $10.9 million income tax benefit from the sale of New Jersey net operating losses, compared to net loss of $9.5 million for the six months ended June 30, 2019.

Operating Expenses

For the six months ended June 30, 2020, operating expenses totaled $8.3 million compared to $9.9 million for the six months ended June 30, 2019, representing a decrease 16%. Operating expenses comprised the following:

•Research and development expenses were approximately $3.3 million for the six months ended June 30, 2020, compared to $5.0 million for the six months ended June 30, 2019, representing a decrease of 34%. Research and development in both periods focused on the advancement of our ischemic repair platform and related to:

◦expenses associated with investigational new drug application and planning for commencement in the second quarter of 2020 of a pilot study of CLBS119, a CD34+ cell therapy for repair of COVID-19 induced lung damage targeting patients with severe SARS-CoV-2 infection that required ventilatory support due to respiratory failure.;

◦ongoing registration-eligible study expenses for CLBS12 in critical limb ischemia in Japan, whereby we continue to focus spending on our patient enrollment and anticipate completing enrollment by the end of 2020;

◦expenses associated with the proof-of-concept study for CLBS16 in coronary microvascular dysfunction, whereby study enrollment was completed in the second quarter of 2019 and full results reported in May 2020. We initiated efforts to advance CLBS16 into a Phase 2b study in the second quarter of 2020; and

◦expenses associated with the preparation of our confirmatory Phase 3 study of CLBS14 in NORDA in the second quarter of 2019. In late 2019, we projected that the Phase 3 study would cost approximately $70 million in external expenses over the next several years, and as a result, we elected to postpone the initiation of the study until we have confidence that we can access sufficient capital to allow us to complete the study uninterrupted.

•General and administrative expenses were approximately $5.0 million for the six months ended June 30, 2020, compared to $4.9 million for the six months ended June 30, 2019. Our general and administrative expenses focus on general corporate-related activities.

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

Income Tax Benefit

In April 2020, we received approval from the NJEDA to participate in the Program, whereby we qualified to sell a percentage of our NJ NOLs. We subsequently sold a portion of our NJ NOLs to a qualifying and approved buyer pursuant to the Program for net proceeds of $10.9 million.

Index
Analysis of Liquidity and Capital Resources

At June 30, 2020, we had cash, cash equivalents and marketable securities of approximately $34.9 million, working capital of approximately $33.1 million, and stockholders’ equity of approximately $33.8 million.

During the six months ended June 30, 2020, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Net cash provided by or used in operating, investing and financing activities were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$262	$(10,205)
Net cash provided by investing activities	2,855	10,752
Net cash provided by financing activities	9,535	908

Operating Activities

Our cash used in operating activities during the six months ended June 30, 2020 was $0.3 million, which is comprised of (i) our net income of $2.6 million, adjusted for non-cash expenses totaling $0.9 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities using approximately $3.3 million.

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

 Investing Activities

Our cash provided by investing activities during the six months ended June 30, 2020 totaled $2.9 million and was primarily due to net proceeds from the sale of marketable securities (net of purchases of marketable securities).

Our cash provided by investing activities during the six months ended June 30, 2019 totaled $10.8 million and was primarily due to net proceeds from sales of marketable securities (net of purchases of marketable securities).

Financing Activities

Our cash provided by in financing activities during the six months ended June 30, 2020 primarily consisted of (i) net proceeds of $4.5 million through the issuance of common shares and warrants in our April 2020 registered direct offering, (ii) net proceeds of $3.8 million through the issuance of common shares and warrants in our May 2020 registered direct offering, and (iii) net proceeds of $1.3 million through the issuance of common shares under our common stock sales agreement with H.C. Wainwright.

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

Index
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

        In July 2020, the Company entered into a securities purchase agreement (the “Private Placement”) with certain investors (the “Private Placement Purchasers”). Pursuant to the terms of the Private Placement, the Company agreed to sell to the Private Placement Purchasers an aggregate of 969,694 shares of its common stock at a purchase price equal to $2.0625 per share, along with warrants to purchase an aggregate of 484,847 shares of its common stock. In connection with the Private Placement, the Company received gross proceeds of $2.0 million. Each warrant is exercisable for one share of common stock and features an exercise price equal to $2.0625 per share. The warrants are exercisable immediately upon issuance and will expire five and one-half years from the issuance date.

        In May 2020, the Company entered into a securities purchase agreement (the “May Purchase Agreement”) with certain investors (the “May Purchasers”). Pursuant to the terms of the May Purchase Agreement, the Company agreed to sell to the May Purchasers an aggregate of 2,084,850 shares of its common stock at a purchase price equal to $2.0625 per share. In a concurrent private placement, the Company issued to the Purchasers warrants to purchase an aggregate of 1,042,425 shares of its common stock. In connection with the registered direct offering and concurrent private placement, the Company received gross proceeds of $4.3 million. Each warrant is exercisable for one share of common stock and features an exercise price equal to $2.0625 per share. The warrants are exercisable immediately upon issuance and will expire five and one-half years from the issuance date.

        In April 2020, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with certain investors (the “April Purchasers”). Pursuant to the terms of the April Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate of 2,162,166 shares of its common stock at a purchase price equal to $2.3125 per share. In a concurrent private placement, the Company issued to the April Purchasers warrants to purchase an aggregate of 1,081,083 shares of its common stock. In connection with the registered direct offering and concurrent private placement, the Company received gross proceeds of $5,000,009. Each warrant is exercisable for one share of common stock and features an exercise price equal to $2.2500 per share. The warrants are exercisable immediately upon issuance and will expire five and one-half years from the issuance date.

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

In March 2019, we and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $26 million, subject to certain limitations and conditions set forth in the Purchase Agreement (the “Offering”). As consideration for entering into the Purchase Agreement, we issued to Lincoln Park an additional 181,510 shares of common stock as commitment shares. Pursuant to the Purchase Agreement, Lincoln Park purchased 250,000 shares of common stock, at a price of $4.00 per share, for a total gross purchase price of $1.0 million (the “Initial Purchase”) upon commencement. Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement, we have the right, from time to time, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2,500,000, unless we and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a “Regular Purchase”). If we direct Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, we may direct Lincoln Park in an “accelerated purchase” to purchase an additional amount of common stock that may not exceed the lesser of (i) 300%  the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day. As of June 30, 2020, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

Index
        In February 2018, we entered into a common stock sales agreement (the "Sales Agreement") with H.C. Wainwright & Co., LLC ("HCW"), as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock, which was further amended in August 2018, having an aggregate offering price of up to $25 million. In March 2019, subsequent to the filing of our 2018 Form 10-K, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $52.8 million. Pursuant to General Instruction I.B.6 of Form S-3, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of our 2018 Form 10-K filing, the aggregate amount of securities that we were permitted to offer and sell at such time was reduced to $17.6 million (or a maximum of 4.8 million shares), which was equal to one-third of the aggregate market value of our common stock held by non-affiliates at such time. Subject to the terms and conditions of the Sales Agreement, HCW will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon our instructions, including any price, time or size limits specified by us. We have provided HCW with customary indemnification rights, and HCW will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold. We have no obligation to sell any of the shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement. The Sales Agreement will terminate upon the sale of all of the shares under the Sales Agreement unless terminated earlier by either party as permitted under the Sales Agreement. As of June 30, 2020, we issued 907,168 shares of common stock under the Sales Agreement for net proceeds of $2.3 million. Subsequent to June 30, 2020, the Company issued an additional 2,779,299 shares of common stock under the Sales Agreement for net proceeds of $6.9 million.

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates during the three and six months ended June 30, 2020, compared to those reported in our 2019 Form 10-K.

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

Index
collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of June 30, 2020, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

CALADRIUS BIOSCIENCES, INC.
August 13, 2020	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President and Chief Executive Officer (Principal Executive Officer)
August 13, 2020	By: /s/ Joseph Talamo Name: Joseph Talamo Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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