Form 10-Q
period 2020-09-30
CALADRIUS BIOSCIENCES, INC.
filed 2020-11-05
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 5th, 2020
Common stock, $0.001 par value per share	19,395,977	shares

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

Index
PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Cash and cash equivalents	$21,156	$14,032
Marketable securities	19,113	11,125
Prepaid and other current assets	989	815
Total current assets	41,258	25,972
Property and equipment, net	67	100
Other assets	694	1,081
Total assets	$42,019	$27,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$1,105	$1,490
Accrued liabilities	3,076	4,486
Total current liabilities	4,181	5,976
Other long-term liabilities	351	624
Total liabilities	4,532	6,600
Commitments and Contingencies

Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 0.001 share of common stock, $0.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; issued and outstanding, 19,407,057 and 10,528,689 shares at September 30, 2020 and December 31, 2019, respectively	19	11
Additional paid-in capital	458,560	438,911
Treasury stock, at cost; 11,080 shares at September 30, 2020 and December 31, 2019	(708)	(708)
Accumulated deficit	(420,119)	(417,400)
Accumulated other comprehensive (loss) income	(12)	2
Total Caladrius Biosciences, Inc. stockholders' equity	37,740	20,816
Noncontrolling interests	(253)	(263)
Total stockholders' equity	37,487	20,553
Total liabilities and stockholders' equity	$42,019	$27,153
See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Expenses:
Research and development	$3,029	$3,004	$6,346	$8,030
General and administrative	2,321	2,068	7,353	6,980
Total operating expenses	5,350	5,072	13,699	15,010

Operating loss	(5,350)	(5,072)	(13,699)	(15,010)

Other income:
Investment income, net	25	175	118	611
Total other income	25	175	118	611

Net loss before benefit from income taxes and noncontrolling interests	(5,325)	(4,897)	(13,581)	(14,399)
Benefit from income taxes	—	—	(10,872)	—
Net loss	$(5,325)	$(4,897)	$(2,709)	$(14,399)
Less - net income attributable to noncontrolling interests	2	1	10	6
Net loss attributable to Caladrius Biosciences, Inc. common stockholders	$(5,327)	$(4,898)	$(2,719)	$(14,405)

Basic and diluted loss per share
Caladrius Biosciences, Inc. common stockholders	$(0.29)	$(0.47)	$(0.19)	$(1.40)

Weighted average common shares outstanding
Basic and diluted shares	18,597	10,411	14,116	10,279

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(5,325)	$(4,897)	$(2,709)	$(14,399)

Other comprehensive (loss) income:
Available for sale securities - net unrealized (loss) income	(14)	2	(14)	34
Total other comprehensive (loss) income	(14)	2	(14)	34

Comprehensive loss	(5,339)	(4,895)	(2,723)	(14,365)

Comprehensive income attributable to noncontrolling interests	2	1	10	6

Comprehensive loss attributable to Caladrius Biosciences, Inc. common stockholders	$(5,341)	$(4,896)	$(2,733)	$(14,371)

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	10	$—	10,529	$11	$438,911	$2	$(417,400)	$(708)	$20,816	$(263)	$20,553
Net loss	—	—	—	—	—	—	(2,719)	—	(2,719)	10	(2,709)
Unrealized loss on marketable securities	—	—	—	—	—	(14)	—	—	(14)	—	(14)
Share-based compensation	—	—	81	—	942	—	—	—	942	—	942
Net proceeds from issuance of common stock and warrants	—	—	8,797	8	18,707	—	—	—	18,715	—	18,715
Balance at September 30, 2020	10	$—	19,407	$19	$458,560	$(12)	$(420,119)	$(708)	$37,740	$(253)	$37,487

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	10	$—	9,866	$10	$436,433	$(32)	$(397,977)	$(708)	$37,726	$(272)	$37,454
Adoption of accounting standard	—	—	—	—	—	—	(62)	—	(62)	—	(62)
Net loss	—	—	—	—	—	—	(14,405)	—	(14,405)	6	(14,399)
Unrealized gain on marketable securities	—	—	—	—	—	34	—	—	34	—	34
Share-based compensation	—	—	94	—	917	—	—	—	917	—	917
Net proceeds from issuance of common stock	—	—	451	—	1,038	—	—	—	1,038	—	1,038
Balance at September 30, 2019	10	$—	10,411	$10	$438,388	$2	$(412,444)	$(708)	$25,248	$(266)	$24,982

Index

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	10	$—	15,585	$16	$449,302	$(7)	$(414,792)	(708)	$33,811	$(255)	$33,556
Net loss	—	—	—	—	—	—	(5,327)	—	(5,327)	2	(5,325)
Unrealized loss on marketable securities	—	—	—	—	—	(5)	—	—	(5)	—	(5)
Share-based compensation	—	—	(25)	—	229	—	—	—	229	—	229
Net proceeds from issuance of common stock and warrants	—	—	3,847	3	9,029	—	—	—	9,032	—	9,032
Balance at September 30, 2020	10	$—	19,407	$19	$458,560	$(12)	$(420,119)	(708)	$37,740	$(253)	$37,487

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	10	$—	10,413	$10	$438,133	$—	$(407,546)	$(708)	$29,889	$(267)	$29,622
Net loss	—	—	—	—	—	—	(4,898)	—	(4,898)	1	(4,897)
Unrealized gain on marketable securities	—	—	—	—	—	2	—	—	2	—	2
Share-based compensation	—	—	(2)	—	254	—	—	—	254	—	254
Net proceeds from issuance of common stock	—	—	—	—	1	—	—	—	1	—	1
Balance at September 30, 2019	10	$—	10,411	$10	$438,388	$2	$(412,444)	$(708)	$25,248	$(266)	$24,982

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,709)	$(14,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,090	1,047
Depreciation and amortization	46	50
Accretion on marketable securities	172	172
Changes in operating assets and liabilities:
Prepaid and other current assets	(174)	(30)
Other assets	387	272
Accounts payable, accrued liabilities and other liabilities	(2,068)	(1,774)
Net cash used in operating activities	(3,256)	(14,662)
Cash flows from investing activities:
Purchase of marketable securities	(21,819)	(32,312)
Sale of marketable securities	13,646	48,441
Purchase of property and equipment	(14)	—
Net cash provided by (used in) investing activities	(8,187)	16,129
Cash flows from financing activities:
Tax withholding payments on net share settlement equity awards	(148)	(130)
Net proceeds from issuance of common stock	18,715	1,038
Net cash provided by financing activities	18,567	908
Net increase in cash and cash equivalents	7,124	2,375
Cash and cash equivalents at beginning of period	14,032	10,299
Cash and cash equivalents at end of period	$21,156	$12,674

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

    The Company's leadership team has decades of collective biopharmaceutical development experience and world-recognized scientific achievement in the field of cardiovascular disease, among other therapeutic areas. Its goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. The Company's current product candidates include HONEDRA ® (formerly known as CLBS12), recipient of SAKIGAKE designation and eligible for early conditional approval in Japan for the treatment of critical limb ischemia ("CLI") based on the results of an ongoing clinical trial; CLBS14, a Regenerative Medicine Advanced Therapy ("RMAT") designated therapy for which the Company has finalized with the U.S. Food and Drug Administration (the "FDA") a protocol for a Phase 3 confirmatory trial in subjects with no-option refractory disabling angina ("NORDA"); CLBS16, the subject of a recently completed positive Phase 2 clinical trial in the U.S. for the treatment of coronary microvascular dysfunction ("CMD") and CLBS119, an emergent CD34+ stem cell therapy responding to the COVID-19 pandemic and the potentially permanent damage the virus inflicts on the lungs of many patients.

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

HONEDRA ® for Treatment of Critical Limb Ischemia

The Company's open-label, registration-eligible study of HONEDRA ® in Japan for the treatment of critical limb ischemia ("CLI"), a disease with no currently available approved therapy and a higher combined incidence and mortality rate than all cancers but lung cancer, has shown strong results to date. The initial responses observed in the subjects who have reached an endpoint in this open label study are consistent with a positive therapeutic effect and safety profile as reported by previously published clinical trials in Japan. Although the study's enrollment, which is targeted for completion this year, has been slowed by the pandemic's impact in Japan, the Company is encouraged by the patient pre-screening pipeline that has been identified and hopes to conclude trial enrollment during the first quarter of 2021. While the final outcome of the trial will depend on all data from all subjects, data, to date, are very encouraging.

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

Index
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

CLBS16 for Treatment of Coronary Microvascular Dysfunction

In 2017, with the assistance of a $1.9 million grant from the National Institutes of Health (Award Number R44HL135889), Caladrius initiated its program for CLBS16 for the treatment of coronary microvascular dysfunction ("CMD"), a disease that potentially afflicts millions of patients with no current targeted treatment options. That study, titled ESCaPE-CMD, was a Phase 2 proof-of-concept study that enrolled patients at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center in Los Angeles, CA. In June 2019, the Company announced the completion of enrollment in this study. Results of the first 17 of 20 patients enrolled in this trial who reached 6-month follow-up were presented as a rapid fire oral presentation on November 16, 2019 at the annual meeting of the American Heart Association in Philadelphia, PA by one of the principal investigators, Dr. Noel Bairey Merz, FACC, FAHA, FESC, the director of the Barbra Streisand Women's Heart Center at Cedars-Sinai in Los Angeles, CA. That data set showed a positive therapeutic effect with a statistically significant improvement in angina frequency, coronary flow reserve, Canadian Cardiovascular Society Angina Class and Seattle Questionnaire score, as well as an acceptable safety profile. The full data from that study was presented at the SCAI 2020 Scientific Sessions Virtual Conference on May 14, 2020 and the Company currently expects to initiate the next CMD trial, a Phase 2b study, by December 2020.

CLBS119 for Treatment of COVID -19 Induced Lung Damage

COVID-19 appears to damage the vasculature of the lungs and Caladrius believes that repair of that vasculature will prove necessary for patients to achieve a full recovery. Survivors of COVID-19 often remain debilitated even after leaving the hospital due to the damage caused to their lungs, and while many developmental therapies responding to the COVID-19 pandemic are appropriately targeting the SARS-CoV-2 virus itself or the manifestations of the acute phase of the illness, Caladrius is aware of no therapy that has demonstrated the ability to repair COVID-19 induced lung damage. With consistent clinical and pre-clinical evidence that CD34+ cells can repair multiple organs, including models of severe lung inflammation, the Company sought and received FDA authorization for its investigational new drug (“IND”) application for the study of CLBS119, a CD34+ cell therapy for repair of COVID-19 induced lung damage. The study began screening prospective patients for inclusion at NYU Langone Health. The planned 12-patient open-label clinical trial is designed to evaluate the safety and efficacy of a single administration of CLBS119 for the treatment and repair of COVID-19-induced lung damage in adults. The study will target patients who are experiencing hypoxia due to prior infection with SARS-CoV-2 and who require supplemental oxygen.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do

Index
not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2020, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2019 and 2018 included in our 2019 Form 10-K. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, the Company's significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in its 2019 Form 10-K. There were no changes to these policies during the three and nine months ended September 30, 2020.

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

Index
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

In July 2019, the FASB issued ASU 2019-07, "Codification Updates to SEC Sections", to codify the SEC releases that clarify and improve the disclosure and presentation requirements of a variety of codification topics, thereby eliminating certain disclosure requirements that were redundant, duplicative, overlapping, outdated, or superseded. For public companies, the amendments are effective upon issuance. The Company determined that the adoption of this new accounting guidance did not have a material impact on its consolidated financial statements and footnote disclosures.

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

Note 3 – Available-for-Sale-Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	September 30, 2020				December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$13,506	$—	$(11)	$13,495	$11,673	$3	$(1)	$11,675
Money market funds	15,481	—	—	15,481	11,093	—	—	11,093
Municipal debt securities	8,613	—	(1)	8,612	—	—	—	—
Sovereign government securities	196	—	—	196	—	—	—	—
Total	$37,796	$—	$(12)	$37,784	$22,766	$3	$(1)	$22,768

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in our Consolidated Balance Sheets (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$18,671	$11,643
Marketable securities	19,113	11,125
Total	$37,784	$22,768

The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in thousands):

	September 30, 2020
	Amortized Cost	Estimated Fair Value
Less than one year	$37,796	$37,784
Greater than one year	—	—
Total	$37,796	$37,784

Note 4 – Income (Loss) Per Share

Index
For the three and nine months ended September 30, 2020 and 2019, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive. At September 30, 2020 and 2019, the Company excluded the following potentially dilutive securities (in thousands):

	September 30,
	2020	2019
Stock Options	1,105	1,095
Warrants	2,638	30
Restricted Stock Units	348	118

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis as of September 30, 2020, and December 31, 2019 (in thousands).

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$19,113	$—	$19,113	$—	$11,125	$—	$11,125
	$—	$19,113	$—	$19,113	$—	$11,125	$—	$11,125

Note 6 – Accrued Liabilities

Accrued liabilities as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020	December 31, 2019
Salaries, employee benefits and related taxes	$1,784	$1,834
Operating lease liabilities -- current	359	354
CIRM upfront funding -- current	—	1,600
Other	933	698
Total	$3,076	$4,486

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

Index
for non-lease components associated with its leases and lease components as a single lease component. Each of the Company's leases include options for the Company to extend the lease term and/or sub-lease space in whole or in part.

    Operating lease liabilities and right-of-use assets were recorded in the following captions of our balance sheet were as follows (in thousands):

	September 30, 2020	December 31, 2019
Right-of Use Assets:
Other assets	$653	$906
Total Right-of-Use Asset	$653	$906

Operating Lease Liabilities:
Accrued liabilities	$359	$353
Other long-term liabilities	351	624
Total Operating Lease Liabilities	$710	$977

    As of September 30, 2020, the weighted average remaining lease term for our operating leases was 2.1 years, and the weighted average discount rate for our operating leases was 9.625%. Future minimum lease payments under the lease agreements as of September 30, 2020 were as follows (in thousands):

Years ended	Operating Leases
2020	103
2021	414
2022	239
2023	27
Total lease payments	783
Less: Amounts representing interest	(73)
Present value of lease liabilities	$710

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

Index
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

    As of September 30, 2020, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

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

    During the nine months ended September 30, 2020, the Company issued 3,558,778 shares of common stock under the Sales Agreement for net proceeds of $8.5 million. As of September 30, 2020, the Company has issued 3,784,912 shares of common stock under the Sales Agreement for net proceeds of $9.5 million since inception.

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

Index
gross proceeds of $4.3 million. Each warrant is exercisable for one share of common stock and features an exercise price equal to $2.0625 per share. The warrants are exercisable immediately upon issuance and will expire five and one-half years from the issuance date.

Private Placement

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

Stock Options and Warrants

    The following table summarizes the activity for stock options and warrants for the nine months ended September 30, 2020:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2019	1,044,417	$18.31	6.06	$—	30,000	$5.89	3.19	$—

Changes during the period:
Granted	245,776	3.22			2,608,355	2.14
Exercised	—	—			—	—
Forfeited	(44,150)	3.79			—	—
Expired	(140,635)	27.33			—	—
Outstanding at September 30, 2020	1,105,408	$14.39	6.24	$—	2,638,355	$2.18	4.98	$—
Vested at September 30, 2020 or expected to vest in the future	1,083,355	$14.61	6.18	$—	2,638,355	$2.18	4.98	$—
Vested at September 30, 2020	816,133	$18.13	5.34	$—	2,638,355	$2.18	4.98	$—

Restricted Stock

During the nine months ended September 30, 2020 and 2019, the Company issued restricted stock for services as follows ($ in thousands):

	Nine Months Ended September 30,
	2020	2019
Number of restricted stock issued	156,184	123,564
Value of restricted stock issued	$512	$612

Restricted Stock Units

During the nine months ended September 30, 2020 and 2019, the Company issued restricted stock units for services as follows ($ in thousands, except share data):

	Nine Months Ended September 30,
	2020	2019
Number of restricted stock units issued	246,383	184,454
Value of restricted stock units issued	$743	$909

Index
The weighted average estimated fair value of restricted stock issued for services in the nine months ended September 30, 2020 and 2019 was $3.02 and $4.93 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.

Note 9 – Share-Based Compensation

Share-Based Compensation

We utilize share-based compensation in the form of stock options, restricted stock, and restricted stock units. The following table summarizes the components of share-based compensation expense for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$58	$54	$240	$229
General and administrative	171	200	850	818
Total share-based compensation expense	$229	$254	$1,090	$1,047

Total compensation cost related to non-vested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at September 30, 2020 were as follows (in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$530	$221	$76
Expected weighted-average period in years of compensation cost to be recognized	1.69	1.67	0.25

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Stock Options
	Nine Months Ended September 30,
	2020	2019
Total fair value of shares vested	$535	$398
Weighted average estimated fair value of shares granted	$2.12	$3.18

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

Note 10– Research Funding

California Institute of Regenerative Medicine Grant Award

In February 2017, the California Institute for Regenerative Medicine ("CIRM") awarded the Company funds of up to $12.2 million to support the T-Rex Study. The funding is based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. Based on the actual number of subjects enrolled in California, the total amount of funding was revised to $8.6 million, of which $8.2 million has been received through the grant project period completion. The Company received $5.7 million in initial funding in May 2017, a $1.9 million milestone payment in December 2017, a $0.3 million progress payment in March 2018, and a $0.2 million progress payment in May 2019, of which the total was amortized over the estimated award period through July 2020 as a reduction to the related research and development expenses, with the final true up payment of $46 thousand received in September 2020 and recorded as a reduction to the related research and development expenses. During the three and nine

Index
months ended September 30, 2020, the Company amortized and recognized $0.3 million and $1.6 million in credits, respectively, to research and development related to CIRM funds received. During the three and nine months ended September 30, 2019, the Company amortized and recognized $0.7 million and $2.0 million in credits, respectively, to research and development related to CIRM funds received.

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

As of September 30, 2020, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

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

Note 13 – Subsequent Events

On November 1, 2020 Anne Whitaker became a member of the Company’s Board of Directors.

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

    Our leadership team has decades of collective biopharmaceutical development experience and world-recognized scientific achievement in the field of cardiovascular disease, among other therapeutic areas. Our goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. Our current product candidates include HONEDRA ® (formerly known as CLBS12), recipient of SAKIGAKE designation and eligible for early conditional approval in Japan for the treatment of critical limb ischemia ("CLI") based on the results of an ongoing clinical trial; CLBS14, a Regenerative Medicine Advanced Therapy ("RMAT") designated therapy for which we have finalized with the U.S. Food and Drug Administration (the "FDA") a protocol for a Phase 3 confirmatory trial in subjects with no-option refractory disabling angina ("NORDA"); CLBS16, the subject of a recently completed positive Phase 2 clinical trial in the U.S. for the treatment of coronary microvascular dysfunction ("CMD") and CLBS119, an emergent CD34+ stem cell therapy responding to the COVID-19 pandemic and the potentially permanent damage the virus inflicts on the lungs of many patients.

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

HONEDRA ® for Treatment of Critical Limb Ischemia

Our open-label, registration-eligible study of HONEDRA ® in Japan for the treatment of critical limb ischemia ("CLI"), a disease with no currently available approved therapy and a higher combined incidence and mortality rate than all cancers but lung cancer, has shown strong results to date. The initial responses observed in the subjects who have reached an endpoint in this open label study are consistent with a positive therapeutic effect and safety profile as reported by previously published clinical trials in Japan. Although the study's enrollment, which is targeted for completion this year, has been slowed by the pandemic's impact in Japan, we are encouraged by the patient pre-screening pipeline that has been identified and hope to conclude trial enrollment during the first quarter of 2021. While the final outcome of the trial will depend on all data from all subjects, data, to date, remain very encouraging.

CLBS14 for Treatment of No Option Refractory Disabling Angina (NORDA)

We acquired the rights to data and regulatory filings for a CD34+ cell therapy program for refractory angina that had been advanced to Phase 3 by a previous sponsor.

Index

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

CLBS119 for Treatment of COVID -19 Induced Lung Damage

COVID-19 appears to damage the vasculature of the lungs and Caladrius believes that repair of that vasculature will prove necessary for patients to achieve a full recovery. Survivors of COVID-19 often remain debilitated even after leaving the hospital due to the damage caused to their lungs, and while many developmental therapies responding to the COVID-19 pandemic are appropriately targeting the SARS-CoV-2 virus itself or the manifestations of the acute phase of the illness, we are aware of no therapy that has demonstrated the ability to repair COVID-19 induced lung damage. With consistent clinical and pre-clinical evidence that CD34+ cells can repair multiple organs, including models of severe lung inflammation, we sought and received FDA authorization for its investigational new drug (“IND”) application for the study of CLBS119, a CD34+ cell therapy for repair of COVID-19 induced lung damage. The study began screening prospective patients for inclusion at NYU Langone Health. The planned 12-patient open-label clinical trial is designed to evaluate the safety and efficacy of a single administration of CLBS119 for the treatment and repair of COVID-19-induced lung damage in adults. The study will target patients who are experiencing hypoxia due to prior infection with SARS-CoV-2 and who require supplemental oxygen.

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

Results of Operations

Index
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

    Overall, net losses were $5.3 million for the three months ended September 30, 2020, compared to $4.9 million for the three months ended September 30, 2019.

Operating Expenses

For the three months ended September 30, 2020, operating expenses totaled $5.4 million compared to $5.1 million for the three months ended September 30, 2019, representing an increase of 5%. Operating expenses comprised the following:

•Research and development expenses were approximately $3.0 million for both the three months ended September 30, 2020 and the three months ended September 30, 2019. Research and development in both periods focused on the advancement of our ischemic repair platform and related to:

◦expenses associated with investigational new drug application and planning for commencement in the third quarter of 2020 of a pilot study of CLBS119, a CD34+ cell therapy for repair of COVID-19 induced lung damage targeting patients with severe SARS-CoV-2 infection that required ventilatory support due to respiratory failure;

◦ongoing registration-eligible study expenses for HONEDRA ® in critical limb ischemia in Japan, whereby we continue to focus spending on our patient enrollment and anticipate completing enrollment during the first quarter of 2021;

◦expenses associated with the proof-of-concept study for CLBS16 in coronary microvascular dysfunction, whereby study enrollment was completed in the second quarter of 2019 and full results reported in May 2020 and continuing efforts to advance CLBS16 into a Phase 2b study in the third quarter of 2020; and

◦expenses associated with the preparation of our confirmatory Phase 3 study of CLBS14 in NORDA in the second quarter of 2019. In late 2019, we projected that the Phase 3 study would cost approximately $70 million in external expenses over the next several years, and as a result, we elected to postpone the initiation of the study until we have confidence that we can access sufficient capital to allow us to complete the study uninterrupted.

•General and administrative expenses were approximately $2.3 million for the three months ended September 30, 2020, compared to $2.1 million for the three months ended September 30, 2019, representing an increase of 12%. Our general and administrative expenses focus on general corporate-related activities.

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

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

    Overall, net losses were $2.7 million for the nine months ended September 30, 2020, which included a $10.9 million income tax benefit from the sale of New Jersey net operating losses, compared to net loss of $14.4 million for the nine months ended September 30, 2019.

Operating Expenses

For the nine months ended September 30, 2020, operating expenses totaled $13.7 million compared to $15.0 million for the nine months ended September 30, 2019, representing a decrease of 9%. Operating expenses comprised the following:

•Research and development expenses were approximately $6.3 million for the nine months ended September 30, 2020, compared to $8.0 million for the nine months ended September 30, 2019, representing a decrease of 21%. Research and development in both periods focused on the advancement of our ischemic repair platform and related to:

Index

◦expenses associated with investigational new drug application and planning for commencement in the third quarter of 2020 of a pilot study of CLBS119, a CD34+ cell therapy for repair of COVID-19 induced lung damage targeting patients with severe SARS-CoV-2 infection that required ventilatory support due to respiratory failure;

◦ongoing registration-eligible study expenses for HONEDRA ® in critical limb ischemia in Japan, whereby we continue to focus spending on our patient enrollment and anticipate completing enrollment during the first quarter of 2021;

◦expenses associated with the proof-of-concept study for CLBS16 in coronary microvascular dysfunction, whereby study enrollment was completed in the second quarter of 2019 and full results reported in May 2020 and continuing efforts to advance CLBS16 into a Phase 2b study in the third quarter of 2020; and

◦expenses associated with the preparation of our confirmatory Phase 3 study of CLBS14 in NORDA in the second quarter of 2019. In late 2019, we projected that the Phase 3 study would cost approximately $70 million in external expenses over the next several years, and as a result, we elected to postpone the initiation of the study until we have confidence that we can access sufficient capital to allow us to complete the study uninterrupted.

•General and administrative expenses were approximately $7.4 million for the nine months ended September 30, 2020, compared to $7.0 million for the nine months ended September 30, 2019, representing an increase of 5%. Our general and administrative expenses focus on general corporate-related activities.

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

Index
Analysis of Liquidity and Capital Resources

At September 30, 2020, we had cash, cash equivalents and marketable securities of approximately $40.3 million, working capital of approximately $37.1 million, and stockholders’ equity of approximately $37.7 million.

During the nine months ended September 30, 2020, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Net cash provided by or used in operating, investing and financing activities were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(3,256)	$(14,662)
Net cash provided by (used in) investing activities	(8,187)	16,129
Net cash provided by financing activities	18,567	908

Operating Activities

Our cash used in operating activities during the nine months ended September 30, 2020 was $3.3 million, which is comprised of (i) our net income of $2.7 million, adjusted for non-cash expenses totaling $1.3 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities using approximately $1.9 million.

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

 Investing Activities

Our cash used in investing activities during the nine months ended September 30, 2020 totaled $8.2 million and was primarily due to net purchases of marketable securities (net of sales of marketable securities).

Our cash provided by investing activities during the nine months ended September 30, 2019 totaled $16.1 million and was primarily due to net proceeds from sales of marketable securities (net of purchases of marketable securities).

Financing Activities

Our cash provided by financing activities during the nine months ended September 30, 2020 primarily consisted of (i) net proceeds of $4.5 million through the issuance of common shares and warrants in our April 2020 registered direct offering, (ii) net proceeds of $3.8 million through the issuance of common shares and warrants in our May 2020 registered direct offering, (iii) net proceeds of $1.9 million through the issuance of common shares and warrants in our July 2020 private placement offering, and (iii) net proceeds of $8.4 million through the issuance of common shares under our common stock sales agreement with H.C. Wainwright, which was partially offset by tax withholding-related payments on net share settlement equity awards to employees.

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

Index
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

    In July 2020, we entered into a securities purchase agreement (the “Private Placement”) with certain investors (the “Private Placement Purchasers”). Pursuant to the terms of the Private Placement, we sold to the Private Placement Purchasers an aggregate of 969,694 shares of our common stock at a purchase price equal to $2.0625 per share, along with warrants to purchase an aggregate of 484,847 shares of our common stock. In connection with the Private Placement, we received gross proceeds of $2.0 million. Each warrant is exercisable for one share of common stock and features an exercise price equal to $2.0625 per share. The warrants are exercisable immediately upon issuance and will expire five and one-half years from the issuance date.

    In May 2020, we entered into a securities purchase agreement (the “May Purchase Agreement”) with certain investors (the “May Purchasers”). Pursuant to the terms of the May Purchase Agreement, we sold to the May Purchasers an aggregate of 2,084,850 shares of our common stock at a purchase price equal to $2.0625 per share. In a concurrent private placement, we issued to the Purchasers warrants to purchase an aggregate of 1,042,425 shares of our common stock. In connection with the registered direct offering and concurrent private placement, we received gross proceeds of $4.3 million. Each warrant is exercisable for one share of common stock and features an exercise price equal to $2.0625 per share. The warrants are exercisable immediately upon issuance and will expire five and one-half years from the issuance date.

    In April 2020, we entered into a securities purchase agreement (the “April Purchase Agreement”) with certain investors (the “April Purchasers”). Pursuant to the terms of the April Purchase Agreement, we sold to the Purchasers an aggregate of 2,162,166 shares of our common stock at a purchase price equal to $2.3125 per share. In a concurrent private placement, we issued to the April Purchasers warrants to purchase an aggregate of 1,081,083 shares of our common stock. In connection with the registered direct offering and concurrent private placement, we received gross proceeds of $5.0 million. Each warrant is exercisable for one share of common stock and features an exercise price equal to $2.2500 per share. The warrants are exercisable immediately upon issuance and will expire five and one-half years from the issuance date.

    In December 2019, we received preliminary approval from the New Jersey Economic Development Authority ("NJEDA") to participate in the Technology Business Tax Certificate Transfer Program (the "Program"). The Program permits qualified companies to sell a percentage of their New Jersey net operating losses ("NJ NOLs") to unrelated profitable corporations. On April 21, 2020, we received final approval from NJEDA, and it subsequently sold a portion of its NJ NOLs to a qualifying and approved buyer pursuant to the Program for net proceeds of $10.9 million.

In March 2019, we and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $26 million, subject to certain limitations and conditions set forth in the Purchase Agreement (the “Offering”). As consideration for entering into the Purchase Agreement, we issued to Lincoln Park an additional 181,510 shares of common stock as commitment shares. Pursuant to the Purchase Agreement, Lincoln Park purchased 250,000 shares of common stock, at a price of $4.00 per share, for a total gross purchase price of $1.0 million (the “Initial Purchase”) upon commencement. Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement, we have the right, from time to time, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2,500,000, unless we and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a “Regular Purchase”). If we direct Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, we may direct Lincoln Park in an “accelerated purchase” to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day. As of September 30, 2020, we had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

Index
    In February 2018, we entered into a common stock sales agreement (the "Sales Agreement") with H.C. Wainwright & Co., LLC ("HCW"), as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock, which was further amended in August 2018, having an aggregate offering price of up to $25 million. In March 2019, subsequent to the filing of our 2018 Form 10-K, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $52.8 million. Pursuant to General Instruction I.B.6 of Form S-3, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of our 2018 Form 10-K filing, the aggregate amount of securities that we were permitted to offer and sell at such time was reduced to $17.6 million (or a maximum of 4.8 million shares), which was equal to one-third of the aggregate market value of our common stock held by non-affiliates at such time. Subject to the terms and conditions of the Sales Agreement, HCW will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon our instructions, including any price, time or size limits specified by us. We have provided HCW with customary indemnification rights, and HCW will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold. We have no obligation to sell any of the shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement. The Sales Agreement will terminate upon the sale of all of the shares under the Sales Agreement unless terminated earlier by either party as permitted under the Sales Agreement. During the nine months ended September 30, 2020, the Company issued 3,558,778 shares of common stock under the Sales Agreement for net proceeds of $8.5 million. As of September 30, 2020, we issued 3,784,912 shares of common stock under the Sales Agreement for net proceeds of $9.5 million.

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2020, compared to those reported in our 2019 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures we have designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by

Index
collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of September 30, 2020, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In December 2019, a novel strain of coronavirus (COVID-19) was first identified in Wuhan, Hubei Province, China, which has since spread throughout the world and has become a formal pandemic. The COVID-19 pandemic has affected our operations and may materially affect our business. In response to the pandemic, we have limited operations, including implemented work from home and social distancing policies. For instance, our clinical trials may suffer from lower than anticipated patient recruitment or enrollment and we may be forced to temporarily delay ongoing trials. In addition, we risk a delay, default and/or nonperformance under our existing agreements arising from force majeure. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain it or treat its impact, among others. In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, social distancing and business shutdowns. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely. We suspended non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely may induce absenteeism, disrupt our operations or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the geographies where we or our third party suppliers, contract manufacturers, or contract research organizations operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2020, we entered into a securities purchase agreement (the “Private Placement”) with certain investors (the “Private Placement Purchasers”). Pursuant to the terms of the Private Placement, we sold to the Private Placement Purchasers an aggregate of 969,694 unregistered shares of our common stock at a purchase price equal to $2.0625 per share, along with unregistered warrants to purchase an aggregate of 484,847 shares of our common stock. In connection with the Private Placement, we received gross proceeds of $2.0 million. Each warrant is exercisable for one share of common stock and features an exercise price equal to $2.0625 per share. The warrants are exercisable immediately upon issuance and will expire five and one-half years from the issuance date. Those shares and warrant shares were subsequently registered with the SEC pursuant to a resale registration statement made effective on August 27, 2020.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Index

ITEM 5. OTHER INFORMATION

As previously disclosed, on July 31, 2020, Mr. Joseph Talamo, the Company’s Senior Vice President and Chief Financial Officer, notified the Company of his intent to resign to pursue other career opportunities. Mr. Talamo provided transitional assistance through August 21, 2020, the effective date of his resignation. The Board of Directors of the Company appointed Dr. David J. Mazzo, Ph.D., who currently serves as the Company’s President and Chief Executive Officer, as the Company’s Principal Financial Officer, effective as of November 4, 2020. The Company expects that Dr. Mazzo will serve as the Company’s Principal Financial Officer until such time as the Company appoints a permanent Chief Financial Officer to replace Mr. Talamo.

Dr. Mazzo was appointed as the Company’s President and Chief Executive Officer on March 28, 2017. Dr. Mazzo was previously appointed as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors on January 5, 2015. Dr. Mazzo brings to the Company over 35 years of experience in the pharmaceutical industry. Prior to joining the Company, Dr. Mazzo served from August 2008 to October 2014 as Chief Executive Officer and as a member of the Board of Directors of Regado Biosciences, Inc. (Nasdaq: RGDO), a biopharmaceutical company focused on the development of novel antithrombotic drug systems for acute and sub-acute cardiovascular indications. Prior to his leading Regado, from March 2007 to April 2008, Dr. Mazzo was President, Chief Executive Officer and a director of Æterna Zentaris, Inc. (Nasdaq: AEZS), a publicly held international biopharmaceutical company. From 2003 until 2007, Dr. Mazzo served as President, Chief Executive Officer and a director of Chugai Pharma USA, LLC, a biopharmaceutical company which was the U.S. subsidiary of Chugai Pharmaceutical Co., Ltd. of Japan. Dr. Mazzo has also held senior management and executive positions in research and development and was a director of the Essex Chimie European subsidiary at Schering-Plough Corporation, a publicly held pharmaceutical company that was subsequently acquired by Merck & Co., Inc.; Hoechst Marion Roussel, Inc., the US subsidiary of Hoechst AG, which was subsequently acquired by Sanofi, a multinational pharmaceuticals company; and Rhone-Poulenc Rorer, Inc., a subsidiary of Rhone-Poulenc SA, a French pharmaceuticals company, which was subsequently acquired by Hoechst AG. He also previously served on the board of directors of Avanir Pharmaceuticals, Inc., from October 2005 through January 2015, a biotechnology company which was sold to Otsuka Holdings in 2015. He currently serves on the board of directors of VTI, Inc., a developer and seller of therapeutic contact lenses, where he has served as Chairman of the Board since February 2020, and Seneca Biopharmaceuticals, Inc., a therapeutics development company focused on CNS applications, where he has served on the board since April 2019. Dr. Mazzo served on the board ofEyePoint Pharmaceuticals, Inc. (formerly known as pSivida Corp.), a publicly held biopharmaceutical company, from October 2005 until his recent retirement from that board in June 2020. Dr. Mazzo earned a B.A. in the Honors Program (Interdisciplinary Humanities) and a B.S. in Chemistry from Villanova University. In addition, Dr. Mazzo received his M.S. in chemistry and his Ph.D. degree in Analytical Chemistry from the University of Massachusetts, Amherst. He was also a research fellow at the Ecole Polytechnique Federale de Lausanne, Switzerland.

Aside from the employment agreement pursuant to which Dr. Mazzo serves as Chief Executive Officer of the Company, there are no arrangements or understandings between Dr. Mazzo and any other persons pursuant to which he was selected as a director or officer of the Company, he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K and there are no family relationships between Dr. Mazzo and any director or executive officer of the Company.

ITEM 6. EXHIBITS

    The Exhibit Index appearing immediately after the signature page to this Form 10-Q is incorporated herein by reference.

Index
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALADRIUS BIOSCIENCES, INC.
November 5, 2020	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Index
CALADRIUS BIOSCIENCES, INC.
FORM 10-Q

Exhibit Index

10.1		Form of Securities Purchase Agreement, dated as of July 10, 2020, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 10, 2020).
10.2		Form of Registration Rights Agreement, dated as of July 10, 2020, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 10, 2020).
31.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
_______________

*	Filed herewith.
**	Furnished herewith.