Form 10-K
period 2020-12-31
CALADRIUS BIOSCIENCES, INC.
filed 2021-02-25
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2020

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
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $27 million, computed by reference to the last sale price of $1.78 for the common stock on the Nasdaq Capital Market reported for such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 25, 2021
Common stock, $0.001 par value per share	59,505,261	shares

DOCUMENTS INCORPORATED BY REFERENCE

    The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the 2021 Annual Meeting of Stockholders.

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
•our ability to complete our other planned clinical trials (or initiate other trials) in accordance with our estimated timelines due to delays associated with enrolling patients due to the novelty of the treatment, the size of the patient population and the need of patients to meet the inclusion criteria of the trial or otherwise; and
•the extent to which the COVID-19 coronavirus may impact our business, including our clinical trials and financial condition.

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
Our leadership team has decades of collective biopharmaceutical development experience. Our goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. The Company’s current product candidates include: CLBS16, the subject of both a recently completed positive Phase 2a study and a newly initiated Phase 2b (FREEDOM) study in the U.S. for the treatment of coronary microvascular dysfunction (“CMD”); HONEDRA® (CLBS12), recipient of SAKIGAKE designation and eligible for early conditional approval in Japan for the treatment of critical limb ischemia (“CLI”) and Buerger’s Disease based on the results of an ongoing clinical trial; CLBS201, designed to assess the safety and efficacy of CD34+ cell therapy as a treatment for patients with pre-dialysis chronic kidney disease (“CKD”) and OLOGO™ (CLBS14), a Regenerative Medicine Advanced Therapy (“RMAT”) designated therapy for which the Company is in discussion with the U.S. Food and Drug Administration (the “FDA”) to finalize a Phase 3 protocol of reduced size and scope for a confirmatory trial in subjects with no-option refractory disabling angina (“NORDA”).
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
Ischemic Repair (CD34 Cell Technology)
The CD34+ cell was discovered as a result of the deliberate search for a stem cell capable of stimulating the development and/or repair of blood vessels. All tissues in the body maintain their function by replacing cells over time. In addition to the maintenance function, the body must also be capable of building new blood vessels after injury. A CD34+ cell is a stem cell that has the ability to stimulate new blood vessel formation at the level of the microvasculature. No other native cell discovered to date has demonstrated this same capability.
Our proprietary cell technology using autologous (a patient’s own naturally occurring) CD34+ cells has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34+ cells, we seek to promote the development and formation of new microvasculature and thereby increase blood flow to the impacted area. We believe that a number of conditions caused by underlying ischemic injury can be improved through our CD34+ cell technology including but not limited to CLI, CMD, NORDA and CKD.
HONEDRA® for Treatment of Critical Limb Ischemia
Our randomized and open-label, registration-eligible study of HONEDRA® in Japan for the treatment of CLI has shown strong results to date. The initial responses observed in the subjects who have reached an endpoint in this open label study are consistent with a positive therapeutic effect and safety profile as reported by previously published clinical trials in Japan. Although the study's enrollment has been slowed by the COVID-19 pandemic's impact in Japan, we are encouraged by the

Index
patient pre-screening pipeline that has been identified and expect to conclude trial enrollment during the second quarter of 2021. While the final outcome of the trial will depend on all data from all subjects, data, to date, are very encouraging.
OLOGOTM for Treatment of No Option Refractory Disabling Angina
We acquired the rights to data and regulatory filings for a CD34+ cell therapy program for refractory angina that had been advanced to Phase 3 by a previous sponsor.
Based on the clinical evidence from the completed studies that a single administration of OLOGOTM reduces mortality, improves angina and increases exercise capacity in patients with otherwise untreatable angina, this product received Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA. We remain in discussion with the FDA regarding the size and scope of a phase 3 trial which, in combination with previously filed Phase 1, 2 and 3 data, will be considered for the registration of OLOGOTM. Notably, the RMAT designation affords the product a 6-month review time for a biologics license application ("BLA"), once submitted.
CLBS16 for Treatment of Coronary Microvascular Dysfunction
In 2017, with the assistance of a $1.9 million grant from the National Institutes of Health (Award Number R44HL135889), we initiated our program for CLBS16 for the treatment of CMD, a disease that afflicts millions of patients with no current targeted treatment options. That study, the ESCaPE-CMD trial, was a Phase 2a proof-of-concept study that enrolled patients at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center in Los Angeles, CA. In June 2019, we announced the completion of enrollment in this study. Results of the first 17 of 20 patients enrolled in this trial who reached 6-month follow-up were presented as a rapid fire oral presentation on November 16, 2019 at the annual meeting of the American Heart Association in Philadelphia, PA by one of the principal investigators, Dr. Noel Bairey Merz, FACC, FAHA, FESC, the director of the Barbra Streisand Women's Heart Center at Cedars-Sinai in Los Angeles, CA. That data set showed a positive therapeutic effect with a statistically significant improvement in angina frequency, coronary flow reserve, Canadian Cardiovascular Society Angina Class and Seattle Questionnaire score, as well as an acceptable safety profile. The full data set from that study was presented at the SCAI 2020 Scientific Sessions Virtual Conference on May 14, 2020 by Dr. Timothy Henry, FACC, of the Christ Hospital in Cincinnati, Ohio. In December 2020, we commenced enrollment in our Phase 2b FREEDOM trial of CLBS16 as a therapy for CMD. The first patient in the study was subsequently treated in January 2021 at The Christ Hospital Health Network in Cincinnati, Ohio. This 105-patient double-blind randomized and placebo-controlled clinical trial (FREEDOM trial) is designed to further evaluate the efficacy and safety of intracoronary delivery of autologous CD34+ cells in subjects with CMD and without obstructive coronary artery disease. To our knowledge, this is the first controlled regenerative medicine trial in CMD.
CLBS201 for Treatment of Chronic Kidney Disease
We are planning to file an IND for the clinical study of CLBS201, a CD34+ investigational product for administration into the renal arteries to slow the deterioration or reverse the decline of renal function in patients with chronic kidney disease who, although at a pre-dialysis stage, exhibit rapidly progressive disease. Progressive kidney failure is associated with attrition of the microcirculation of the kidney. Pre-clinical studies in kidney disease and injury models have demonstrated that protection or replenishment of the microcirculation results in improved kidney function. A Phase 2 proof of concept, randomized, placebo-controlled study is being considered for initiation in the 2nd half of 2021.
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
Coronavirus Considerations
In December 2019, a novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, was reported to have surfaced in China. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the world's economies began to experience pronounced effects. Despite the FDA approval of multiple COVID-19 vaccines in late 2020, there remains uncertainty around the extent and duration of disruption and any future related financial impact cannot be reasonably estimated at this time. In response to the pandemic, we have implemented work from home as well as social distancing and other hygiene policies for employees when they must be in the office. Our clinical study of HONEDRA® in Japan has experienced delays in enrollment due to the “State of Emergency” in effect in Japan for most of 2020 and re-

Index
implemented in Japan on Jan 7, 2021 and now extending through March 7, 2021 covering Tokyo and other regions in response to increased number of COVID-19 patients.
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
TECHNOLOGY OUT-LICENSING OPPORTUNITIES
Ischemic Repair (CD34+ Cell Technology)
Our CD34+ Cell Technology is an autologous cell platform technology with potential application to a broad array of ischemic conditions and we will seek to out-license our technology in geographies or indications where we do not intend to pursue development ourselves.
Intellectual Property Platform
Our developed and owned ischemic repair patent portfolio comprises the following:
a.Nine U.S. patents, three EU patents (each filed in 5 individual countries) and ten other patents in Japan, Canada, Russia and Hong Kong;
b.Claims cover, inter alia, a pharmaceutical composition that contains a therapeutic concentration of non-expanded CD34+ stem cells that move in response to SDF-1 or VEGF, together with a stabilizing amount of serum, that can be delivered to repair an injury caused by vascular insufficiency;
c.Issued and pending claims can be applied to a broad range of conditions caused by underlying ischemia, including acute myocardial infarction, chronic myocardial ischemia post-AMI, chronic heart failure, critical limb ischemia, and ischemic brain injury; and
d.One pending patent application outside the United States.

Market Opportunity for CLI
In Japan, there are approximately 300,000 patients with CLI, of whom approximately 51,000 are not candidates for revascularization, making the addressable population for HONEDRA® approximately 560,000 patients in the EU and 300,000 in the U.S.
The field of cardiovascular cell therapy development is competitive. There are a number of companies that are developing cell-based therapies for cardiovascular diseases. These companies are utilizing a number of different therapeutic approaches in their development efforts. There are both autologous and allogeneic based competitive therapies that derive cells principally from four sources: fat, peripheral blood, cord blood, and bone marrow. HONEDRA® is an autologous therapy that derives its cells from the peripheral blood of the patient via apheresis.

Index
Market Opportunity for CMD
In the United States, there is an addressable population of approximately 400,000 to 1,600,000 patients with CMD, while the addressable population is roughly 1,200,000 to 4,800,000 in the EU and between 43,000 and 166,000 in Japan.
Market Opportunity for NORDA
In the United States, we have identified fewer than 100,000 patients with no-option refractory disabling angina as candidates for OLOGOTM, making this an indication of orphan size.
Market Opportunity for CKD
In the United States, stages 3 and 4 CKD patients represent an addressable population of approximately 15,000,000 to 18,000,000 and there is an estimated addressable population of 11,500,000 to 14,200,000 patients in the EU.
GOVERNMENT REGULATION
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
•submission to the FDA of an IND, which includes the detailed clinical protocol, which must take effect before human clinical trials can commence;
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

Index
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
•Phase 1: Trials in this phase are initially conducted in a limited population of healthy volunteers to test the product candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients, when the drug or biologic is too toxic to be ethically given to healthy individuals.
•Phase 2: These clinical trials are generally conducted in a limited patient population to determine the presence and approximate magnitude of therapeutic effect of the product for specific targeted indications and to identify appropriate therapeutic dose and dose frequency as well as any corresponding additional possible adverse effects and safety risks. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3: These are commonly referred to as pivotal or registration studies. When Phase 2 evaluations demonstrate that a dose range of the product is effective and has an acceptable safety profile, Phase 3 clinical trials are typically undertaken in a larger patient population to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple and geographically-dispersed clinical trial sites. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug or biologic as a requirement for marketing authorization.
•Phase 4: In some cases, the FDA may condition approval of an NDA or BLA for a product candidate on the sponsor's agreement to conduct additional clinical trials after NDA or BLA approval. In other cases, a sponsor may voluntarily carry out additional trials post approval to gain more information about the drug or biologic.
Submission of an NDA or BLA to the FDA
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among

Index
other things, are submitted to the FDA as part of an NDA or BLA seeking approval to market the drug product for one or more indications. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The cost of preparing and submitting an NDA or BLA is substantial. Under federal law, most NDA or BLA submissions are additionally subject to a substantial application user fee. The current fee for FY2021 is $2,875,842 (some small businesses may qualify for a waiver under certain circumstances) and an annual program fee, currently $336,432, must also be paid for each approved prescription drug or biological product. These fees are typically adjusted annually.
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
One potential condition of approval is that the FDA may require an applicant to develop a REMS to ensure that the benefits of the drug outweigh its risks.  To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS requirements are tailored to the specific risk/benefit profile of a drug and can include requirements such as medication guides for patients, detailed communication plans for health care professionals, and elements to assure safe use, or “ETASU.” ETASU may

Index
include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, restricted distribution, and the use of patient registries. The FDA may require a REMS as a condition of approval or may add such a requirement at any point post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS and the specific components that are involved can materially affect the potential market and profitability of a product. If the FDA concludes a REMS plan is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve an NDA without a REMS, if required.
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

Index
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

Index
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
Even after a new drug or biologic approval is granted, the FDA may withdraw that approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. If a previously unknown problem, including adverse events of unanticipated severity or frequency, or with manufacturing processes, is discovered or the manufacturer fails to comply with regulatory requirements, the FDA may require revisions to the approved labeling to add new safety information; may impose additional post-market studies or clinical trials to assess new safety risks; or may impose distribution or other restrictions under a REMS program. Other potential consequences of regulatory non-compliance include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending NDAs/BLAs or supplements to approved NDAs/BLAs, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•injunctions or the imposition of civil or criminal penalties;
•consent degrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or
•mandated modification of promotional materials and labeling and the issuance of corrective information.
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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10‑year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.
Other Health Care Regulations
If our product candidates are approved in the United States, we will have to comply with various U.S. federal and state laws, rules and regulations pertaining to health care fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, including Medicare and Medicaid. Other federal and state laws and regulations that could directly or indirectly affect our ability to operate the business and/or financial performance include:
–state and local licensure, applicable to the processing and storage of human cells and tissues;
–laws and regulations administered by the United States Department of Health and Human Services, including the Office for Human Research Protections and the Office of Inspector General;
–state laws and regulations governing human subject research;
–federal and state coverage and reimbursement laws and regulations, including laws and regulations administered by the Centers for Medicare & Medicaid Services and state Medicaid agencies;

Index
–the federal Medicare and Medicaid Anti-Kickback Law and similar state laws and regulations;
–the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act and similar state laws and regulations;
–the federal physician self-referral prohibition commonly known as the Stark Law, and state equivalents of the Stark Law;
–the federal transparency requirements under the Physician Payments Sunshine Act that require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value physicians, teaching hospitals, and certain advanced non-physician health care practitioners and physician ownership and investment interests;
–Occupational Safety and Health Administration requirements;
–state and local laws and regulations dealing with the handling and disposal of medical waste; and
–the Intermediate Sanctions rules of the IRS providing for potential financial sanctions with respect to “Excess Benefit Transactions” with tax-exempt organizations.
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
Under the PMD Act, products under consideration may also be given a SAKIGAKE designation (similar to an FDA "Breakthrough" or "RMAT" designation in certain respects) with a priority 6 months review period. Additionally, there is a commitment that the PMDA will facilitate research and development by giving scientific and regulatory advice to sponsors from the early stage of development.
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
SUMMARY OF RISK FACTORS
Our business, financial condition, operating results and cash flows are subject to numerous risks and uncertainties that are summarized below. The below summary of risk factors should be read together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K.

•We have incurred substantial losses and negative cash flow from operations in the past and expect to continue to incur losses and negative cash flow for the foreseeable future. Additionally, we anticipate that we will need substantial

Index
additional financing to continue our operations; if we are unable to raise additional capital, we may be forced to delay, reduce or eliminate one or more of our product development programs, and our business will be harmed.
•If our status as a smaller reporting company changes, Section 404(b) of the Sarbanes-Oxley Act of 2002 may require an independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and our stock price.
•Our future success may be dependent on the timely and successful continued development and commercialization of HONEDRA®, our experimental product candidate for CLI and Buerger's Disease that is in clinical development in Japan, CLBS16 for CMD, CLBS201 for CKD and OLOGOTM for NORDA, and if we encounter delays or further difficulties in the development of these product candidates, our business prospects would be significantly harmed.
•Our business has been and may continue to be adversely affected by the COVID-19 pandemic.
•We may experience delays in completing our clinical trials and in enrolling patients in our clinical trials, which could delay or prevent the receipt of necessary regulatory approvals.
•We may be unable to manage multiple late stage clinical trials for a variety of product candidates simultaneously.
•The development of our cell therapy product candidates is subject to uncertainty because autologous cell therapy is inherently variable.
•Any disruption to our access to the reagents we are using in the clinical development of our cell therapy product candidates could adversely affect our ability to perform clinical trials and seek future regulatory submissions.
•The initiation of pivotal Phase 3 clinical trials for cell therapy product candidates requires the validation and establishment of manufacturing controls that may delay product development timelines.
•If serious or unacceptable side effects are identified during the development of any of our product candidate, we may need to abandon or limit our development of that product candidate.
•A Fast Track designation by the FDA and other similar regulatory designations may not lead to a faster development, regulatory review or approval process.
•Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization.
•We presently rely on contract manufacturing organizations to produce our product candidates at development and commercial scale quantities and have not yet qualified an alternate manufacturing supply, which could negatively impact our ability to meet any future demand for the products.
•We may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.
•Our cell therapy business is based on novel technologies that are inherently expensive, risky and may not be understood by or accepted in the marketplace, which could adversely affect our future value.
•If competitors develop and market products that are more effective, safer, or less expensive than our product candidates or offer other advantages, our commercial prospects will be limited.
•We may be subject to significant product liability claims and litigation, including potential exposure from the use of our product candidates in human subjects, and our insurance may be inadequate to cover claims that may arise.
•We may be unable to retain key officers or employees or hire new key officers or employees needed to implement our business strategy and develop our products and businesses.
•Our internal computer systems, or those used by our clinical investigators, clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of development programs for our product candidates. Additionally, the increasing use of social media platforms presents new risks and challenges.
•Contract development and manufacturing organizations have a finite cell manufacturing capacity, which could inhibit the long-term growth prospects of our business and we will need to improve manufacturing efficiency at our contract manufacturers in order to establish cost of goods levels that will permit approved products to succeed commercially.

Index
•The development and commercialization of our product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the United States and abroad, and the failure to receive regulatory approvals for our cell therapy product candidates would likely have a material and adverse effect on our business and prospects.
•We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.
•We will continue to be subject to extensive regulation following any product approvals, and if we fail to comply with these regulations, we may suffer a significant setback in our business.
•Health care companies have been the subject of federal and state investigations, and we could become subject to investigations in the future.
•It is uncertain to what extent government, private health insurers and third-party payors will approve coverage or provide reimbursement for the therapies and products to which our research and development relate. Availability for such reimbursement may be further limited by an increasing uninsured population and reductions in Medicare and Medicaid funding in the United States.
•Competitor companies or hospitals may be able to take advantage of EU rules permitting sales of unlicensed medicines for individual patients to sell competing products without a marketing authorization.
•We may be unable to obtain or maintain patent protection for our products and product candidates, which could have a material adverse effect on our business.
•Litigation and third-party claims relating to intellectual property is expensive, time-consuming and uncertain, and we may be unsuccessful in our efforts to protect against infringement by third parties or defend ourselves against claims of infringement.
•In certain countries, patent holders may be required to grant compulsory licenses, which would likely have a significant and detrimental effect on any future revenues in such country.
•Our stock price has been, and will likely continue to be, highly volatile.
•In addition to potential dilution associated with future fundraising transactions, we currently have significant numbers of securities outstanding that are exercisable for our common stock, which could result in significant additional dilution and downward pressure on our stock price.
•Provisions in our amended and restated certificate of incorporation and by-laws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
•Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
•We may fail to comply with the continued listing requirements of the Nasdaq Capital Market, such that our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
EMPLOYEES
As of December 31, 2020, we had 24 full-time employees. Our senior management and professional employees have had prior experience in pharmaceutical or biotechnology companies. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

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
We have a limited operating history, limited capital, and limited sources of revenue. Since our inception in 1980 through December 31, 2020, we have incurred aggregate net losses of approximately $425.6 million. Our net losses from continuing operations attributable to common stockholders for the years ended December 31, 2020 and December 31, 2019 were approximately $8.2 million and $19.4 million, respectively. As of December 31, 2020, our cash and cash equivalents and marketable securities were $34.6 million. Our current business has not generated revenues in the past and for the foreseeable future we do not expect it to generate revenue to be sufficient to cover costs attributable to that business or to our operations as a whole, including our development activities associated with our product candidates. Ultimately, we may never generate sufficient revenue from our business to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of product development and other operations.
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
Our clinical activities are expected to continue to grow as our programs are advanced and they will require significant investment over a period of several years before they could potentially be approved by the FDA and commercialized by us or a partner, if ever. Even if data from our current clinical trials for our product candidates were deemed positive, we may be required to conduct additional clinical trials of the product candidates, including larger and more expensive pivotal Phase 3 trials, to pursue commercialization of the candidates. To do so, we will need to raise additional capital, enter into collaboration agreements with third parties or undertake any combination thereof. If we are unsuccessful in our efforts to raise capital or find collaborative partners, we will likely need to otherwise delay or abandon the trials.
The amount and timing of our future capital requirements also will likely depend on many other factors, including:
•the scope, progress, results, costs, timing and outcomes of our cell therapy research and development programs and product candidates;
•our ability to enter into any collaboration agreements with third parties for our product candidates and the timing and terms of any such agreements;
•the costs associated with the consummation of one or more strategic transactions;
•the timing of and the costs involved in obtaining regulatory approvals for our product candidates, a process which could be particularly lengthy, or complex given the FDA's limited experience with marketing approval for cell therapy products;
•the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities relating thereto;
•the cost of expansion of our development operations and personnel; and
•the availability of, or our access to, state or federal government awards.
To both fund our clinical trials and support our future operations, we would likely seek to raise capital through a variety of different public and/or private financings vehicles. This could include, but not be limited to, equity sales pursuant to our purchase agreement with Lincoln Park Capital Fund, L.L.C., potential issuances of other debt or equity securities in public or private financings and/or sale or licensing of assets. If we raise capital through the sale of equity, or securities convertible into

Index
equity, it will result in dilution to our then-existing stockholders. Servicing the interest and principal repayment obligations under debt we incur, or whether any such debt is called, would divert funds that might otherwise be available to support research and development, clinical or commercialization activities. In addition, debt financing involves covenants that restrict our ability to operate our business. In certain cases, we also may seek funding through collaborative arrangements that would likely require us to relinquish certain rights to our technology or product candidates and diminish our share in the future revenues associated with the partnered product.
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
We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until sometime after we have received regulatory approval for the commercial sale of a product candidate, which may never occur. Our ability to generate revenue from product sales and achieve profitability depends significantly on our success in many factors, including:
•completing research regarding, and nonclinical and clinical development of, our product candidates;
•obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical trials;
•developing a sustainable and scalable manufacturing process for our product candidates;
•identifying and contracting with contract manufacturers that have the ability and capacity to manufacture our development products and make them at an acceptable cost;
•launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;
•obtaining market acceptance of our product candidates as viable treatment options;
•ensuring ongoing regulatory compliance post-approval and with respect to sales and marketing of future products;
•addressing any competing technological and market developments;
•identifying, assessing, acquiring and/or developing new product candidates;
•negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
•maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
•attracting, hiring, and retaining qualified personnel.
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

Index
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
RISKS RELATED TO OUR CELL THERAPY PRODUCT DEVELOPMENT EFFORTS
Our future success may be dependent on the timely and successful continued development and commercialization of HONEDRA®, our experimental product candidate for CLI and Buerger's Disease that is in clinical development in Japan, CLBS16 for CMD, CLBS201 for CKD and OLOGOTM for NORDA, and if we encounter delays or further difficulties in the development of these product candidates, our business prospects would be significantly harmed.
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
In early 2018, we treated the first patient in a clinical trial in Japan for HONEDRA® for use in CLI taking advantage of the paradigm of potential conditional approval for regenerative medicine products established by new regulations in Japan for products that show sufficient safety evidence and some evidence of efficacy. We also recently reported complete data from the 6-month follow-up of patients in a clinical trial (ESCaPE-CMD) using CD34+ cells to treat CMD (CLBS16). Additionally, we currently have an open IND for OLOGOTM, a program for which discussions continue with FDA to define phase 3 trial size and scope for registration in the U.S. in patients with NORDA.
Clinical testing is expensive, difficult to design and implement, and can take many years to complete. Importantly, a failure of one or more of these or any other clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of clinical trials that could delay or prevent our ability to complete our clinical trials, receive regulatory approval or commercialize our cell therapy product candidates, including the following:
•suspensions, delays or changes in the design, initiation, enrollment, implementation or completion of required clinical trials;
•adverse changes in our financial position or significant and unexpected increases in the cost of our clinical development program;
•changes or uncertainties in, or additions to, the regulatory approval process that require us to alter our current development strategy;
•clinical trial results that are negative, inconclusive or even less than desired as to safety and/or efficacy, which could result in the need for additional clinical trials or the termination of the product's development;
•delays in our ability to manufacture the product in quantities or in a form that is suitable for any required clinical trials;
•intellectual property constraints that prevent us from making, using, or commercializing any of our cell therapy product candidates;
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of these product candidates may be insufficient or inadequate;
•inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;

Index
•delays in reaching agreement on acceptable terms with prospective contract research organizations ("CROs"), contract manufacturing organizations ("CMOs"), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, CMOs and clinical trial sites;
•delays in obtaining required IRB approval at each clinical trial site;
•inability to file INDs with the FDA for our development candidates or comparable clinical trial applications with other regulatory authorities outside of the U.S.;
•imposition of a temporary or permanent clinical hold by the FDA or similar restrictions by other regulatory agencies for a number of reasons, including after review of an IND or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical trial operations or clinical trial sites; developments on trials conducted by competitors or approved products post-market for related technology that raises FDA concerns about risk to patients of the technology broadly; or if the FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;
•difficulty collaborating with patient groups and investigators;
•failure by our CROs, CMOs other third parties, or us to adhere to clinical trial requirements;
•failure to perform in accordance with the FDA or international GCP requirements;
•failure to reach agreement with the FDA on a satisfactory development path of our development candidates;
•delays in having patients qualify for or complete participation in a trial or return for post-treatment follow-up;
•patients dropping out of a clinical trial;
•occurrence of adverse events associated with the product candidate;
•changes in the standard of care on which a clinical development plan was based, which may require new or additional trials or abandoning existing trials;
•transfer of manufacturing processes from our academic collaborators to larger-scale facilities operated by either a contract manufacturing organization, or CMO, or by us, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;
•delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; and
•the FDA may not accept clinical data from trials that are conducted in countries where the standard of care is potentially different from the United States.
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
Our business has been and may continue to be adversely affected by the COVID-19 pandemic.
    The COVID-19 pandemic has affected our operations and may materially affect our business. In response to the pandemic, we have limited operations, including implemented work from home and social distancing policies. For instance, our clinical trials may suffer from lower than anticipated patient recruitment or enrollment and we may be forced to temporarily delay certain ongoing clinical trials. In addition, we risk a delay, default and/or nonperformance under our existing agreements arising from force majeure. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the effectiveness and availability of the COVID-19 vaccines, among others.
In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, social distancing and business shutdowns. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily allowing all employees to work remotely. We have already suspended non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. These measures could negatively affect our business. For instance,

Index
temporarily requiring all employees to work remotely may induce absenteeism, disrupt our operations or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.
The extent to which COVID-19 will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the geographies where we or our third party suppliers, contract manufacturers, or contract research organizations operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition.
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
Even if we are able to successfully complete our clinical development program for our product candidates, and ultimately receive regulatory approval to market one or more of the products, we may, among other things:
•obtain approval for indications that are not as broad as the indications we sought;
•have the product removed from the market after obtaining marketing approval;
•encounter problems with respect to the manufacturing of commercial supplies;
•be subject to additional post-marketing testing requirements; and/or
•be subject to restrictions on how the product is distributed or used.
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
We may face challenges in enrolling patients to participate in our clinical trials due to the novelty of our cell-based therapies, the size of the patient populations, the eligibility criteria for enrollment in the trial and COVID-19 impact. Moreover, changes to enrollment criteria may be prohibited by regulating agencies, may have no impact on enrollment rates and may change or harm the outcome of the study. In addition, some patients may have concerns or negative perceptions regarding cell therapy that may affect their decision to enroll in the trials. Furthermore, patients suffering from diseases within target indications may enroll in competing clinical trials, which could negatively affect our ability to complete enrollment of our trials. Enrollment challenges in clinical trials often result in increased development costs for a product candidate, significant delays and potentially the abandonment of the clinical trial.
Outside of the unique aspects of conducting a clinical trial for a cell therapy candidate, patient enrollment in general is affected by many factors, including:
•size of the target patient population;
•severity of the disease or disorder under investigation;
•eligibility criteria for the clinical trial in question;
•other clinical trials being conducted at the same time involving patients who have the disease or disorder under investigation;
•perceived risks and benefits of the product candidate under study;

Index
•approval and availability of other therapies to treat the disease or disorder that is being investigated in the clinical trial;
•willingness or unwillingness to participate in a placebo controlled clinical trial;
•efforts to facilitate timely enrollment in clinical trials;
•patient referral practices of physicians;
•the ability to monitor patients adequately during and after treatment; and
•proximity and availability of clinical trial sites for prospective patients.
Our inability to enroll a sufficient number of patients in any of our planned clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.
We may have other delays in completing our clinical trials and we may not complete them at all.
We have not completed the clinical trials necessary to obtain FDA approval to market HONEDRA®, OLOGOTM, CLBS201 or CLBS16 or any of our other product candidates in development. Our operational team lacks significant experience in completing Phase 3 pivotal clinical trials and bringing a drug or biological product through commercialization. Clinical trials for products in development may be delayed or terminated as a result of many factors, including the following:
•patients failing to complete clinical trials due to dissatisfaction with the treatment, side effects or other reasons;
•failure by regulators, IRBs, or independent ethics committees to authorize us or our investigators at individual sites to commence a clinical trial;
•suspension or termination by regulators of clinical research for many reasons, including concerns about patient safety or failure of our contract manufacturers to comply with applicable cGMP/cGTP requirements for the clinical supplies of the cell therapy candidate;
•delays or failure to obtain clinical supply for our products necessary to conduct clinical trials from contract manufacturers, including commercial grade clinical supply for our trials;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•treatment candidates demonstrating a lack of efficacy during clinical trials;
•inability to continue to fund clinical trials or to find a partner to fund the clinical trials;
•competition with ongoing clinical trials and scheduling conflicts with participating clinicians; and
•delays in completing data collection and analysis for clinical trials.
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

Index
The development of our cell therapy product candidates is subject to uncertainty because autologous cell therapy is inherently variable.
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
We were granted SAKIGAKE designation in Japan and Advanced Therapeutic Medicinal Product ("ATMP") designation in Europe for HONEDRA® for the treatment of CLI and Buerger's Disease, and RMAT designation for OLOGOTM for the treatment of no-option refractory disabling angina. However, SAKIGAKE, ATMP and RMAT designations do not ensure that we will experience a faster development, regulatory review or approval process compared to conventional FDA or Japan PMDA procedures. Additionally, a regulatory authority may withdraw a designation if it believes that the designation is no longer supported by data from the clinical development program. Moreover, award of a particular designation does not imply a higher probability of success of a product in the approval process.
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

Index
We presently rely on contract manufacturing organizations to produce our product candidates at development and commercial scale quantities and have not yet qualified an alternate manufacturing supply, which could negatively impact our ability to meet any future demand for the products.
We currently rely on contract manufacturers to provide the cell processing services necessary for clinical production for our various CD34+ cell therapy product candidates. The Foundation for Biomedical Research and Innovation, a Japanese corporation with its principal place of business in Kobe, Japan ("FBRI") provide all cell processing services for the HONEDRA® CLI trial in Japan. Minaris Regenerative Medicine and FBRI also provide services and produce materials for clinical trials on behalf of unaffiliated third parties. To date, neither has produced any products at commercial scale quantities. We expect that Minaris Regenerative Medicine and FBRI would need to expand significantly their manufacturing capabilities to meet potential commercial demand for HONEDRA®, OLOGOTM, CLBS201 and CLBS16 and any other of our product candidates, if approved, as well as any of our other product candidates that might attain regulatory approval. Such expansion would require additional regulatory approvals. Even if they increase their manufacturing capabilities, it is possible that they may still lack sufficient capacity to meet demand. Ultimately, if we are unable to supply our products to meet commercial demand, whether because of processing constraints or other disruptions, delays or difficulties that we experience, sales of the products and their long-term commercial prospects could be significantly damaged.
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
Even if we successfully develop and obtain regulatory approval for our cell therapy product candidates, the market may not understand or accept the products, which could adversely affect both the timing and level of future sales. Ultimately, the degree of market acceptance of our product candidates (or any of our future product candidates) will depend on a number of factors, including:
•the efficacy and potential advantages compared to alternative treatments or competitive products;
•the prevalence and severity of any side effects;
•physician acceptance of our cell therapy approach to our target disease indications, include the ease or difficulty of administering the future products;
•restrictions on how the product is distributed or used;
•the strength of our marketing and distribution support, including whether we receive support from any patient advocacy groups;
•the adequacy of product supply in light of complex manufacturing and distribution processes;
•our ability to distinguish our products (which involve adult cells) from any ethical and political controversies associated with stem cell products derived from human embryonic or fetal tissue; and
•the cost of the product, the reimbursement policies of government and third-party payors and our ability to obtain sufficient third-party coverage or reimbursement.
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

Index
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
Further, collaborations involving our product candidates, such as our collaborations with third-party research institutions, are subject to numerous risks, which may include the following:
•collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
•collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
•a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;
•collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;
•collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
•collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.
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

Index
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
The clinical development, commercialization and marketing of cell and tissue-based therapies are at an early stage, substantially research-oriented and financially speculative. To date, very few companies have been successful in their efforts to develop and commercialize a cell therapy product. In general, cell-based or tissue-based products may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy, or other characteristics that may prevent or limit their approval or commercial use. Regulatory approval of novel product candidates such as HONEDRA®, OLOGOTM, CLBS201 and CLBS16, which are each manufactured using novel and proprietary manufacturing processes, can be more complex and expensive and take longer than other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to the FDA’s lack of experience with them. To our knowledge, the FDA has only approved five autologous cell therapy products to date.
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

Index
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

Index
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
Contract development and manufacturing organizations have a finite cell manufacturing capacity, which could inhibit the long-term growth prospects of our business.
We currently have minimal manufacturing contracts to produce materials for our clinical trials in the United States. It is possible that the demand for our products could exceed existing manufacturing capacity. We expect that, as our own cell therapy development programs progress and demand for cell therapy services in the industry expand, it may become necessary or desirable for us to expand our manufacturing vendors for cell therapy services and products in the future, which may require us to invest significant amounts of capital and to obtain regulatory approvals. If manufacturers are unable to meet our rising demand for products and services on a timely basis or unable to maintain cGMP/cGTP compliance standards, then it is likely that the progress of our own programs will be impaired which could materially and adversely affect the overall success of our development programs.
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
Government authorities in the United States, at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising and promotion, distribution, marketing, import and export of pharmaceutical and biological products, such as HONEDRA®, OLOGOTM, CLBS201 and CLBS16. The process of obtaining required regulatory approvals and the subsequent compliance with appropriate statutes and regulations requires the expenditure of substantial time and money, and there is no guarantee that we will successfully complete the steps needed to obtain regulatory approval of HONEDRA®, OLOGOTM, CLBS201 or CLBS16 or any future product candidates. There also are extensive and ongoing post-marketing compliance obligations to which we would be subject following FDA approval of any of our product candidates. In addition, these federal regulations may change, and our product candidates may be subject to new laws or regulations due to the rapid advancement of the regenerative medicine field and legislators'/regulators' interest in it.
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
Any of the following factors, among others, could cause regulatory approval for our product candidates to be delayed, limited or denied:
•the product candidates require significant clinical testing to demonstrate safety and effectiveness before applications for marketing approval can be submitted to the FDA and other regulatory authorities;
•data obtained from animal testing and other nonclinical testing and clinical trials can be interpreted in different ways, and regulatory authorities may not agree with our respective interpretations or may require us to conduct additional testing;
•negative or inconclusive results or the occurrence of serious or unexpected adverse events during a clinical trial could cause us to delay or terminate development efforts for a product candidate; and/or
•the FDA and other regulatory authorities may require expansion of the size and scope of the clinical trials.
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

Index
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
To obtain marketing approvals for our product candidates in the United States and abroad, we must, among other requirements, complete adequate and well-controlled clinical trials sufficient to demonstrate to the FDA and other regulatory bodies that the product candidate is safe and effective for each indication for which approval is sought. If the FDA finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury due to, among other things, occurrence of one or more serious adverse events in an ongoing clinical trial, the FDA can place one or more of our clinical trials on partial or full clinical hold. If safety concerns develop, we may, or the FDA, a foreign regulatory authority, or an IRB may require us to, stop the affected trials before completion.
The completion of our clinical trials also may be delayed or terminated for a number of other reasons, including if:
•third-party clinical investigators do not perform the clinical trials on the anticipated schedule or consistent with the clinical trial protocol, GCPs required by the FDA and other regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;
•inspections of clinical trial sites by the FDA or by IRBs of research institutions participating in the clinical trials, reveal regulatory violations that require the sponsor of the trial to undertake corrective action, suspend or terminate one or more sites, or prohibit use of some or all of the data in support of marketing applications; or
•the FDA or one or more IRBs suspends or terminates the trial at an investigational site or precludes enrollment of additional subjects.
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
We are subject to laws and regulations covering data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the U.S., we may be subject to state security breach notification laws, state health information privacy laws and federal and state consumer protections laws which impose requirements for the collection, use, disclosure and transmission of personal information. Each of these laws are subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA.
Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. In May 2016, the European Union formally adopted the General Data Protection Regulation

Index
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
Even if we are successful in obtaining regulatory approval of our product candidates, we will continue to be subject to the requirements of and review by, the FDA and comparable regulatory authorities in the areas of manufacturing processes, quality assurance, post-approval clinical data, adverse event reporting, labeling, advertising and promotional activities, among other things. In addition, any marketing approval we receive may be limited in terms of the approved product indication or require costly post-marketing testing and surveillance. Discovery after approval of previously unknown problems with a product, manufacturer or manufacturing process, or a failure to comply with regulatory requirements, may result in actions such as:
•warning letters or untitled letters or other actions requiring changes in product manufacturing processes or restrictions on product marketing or distribution;
•product recalls or seizures or the temporary or permanent withdrawal of a product from the market; and
•fines, restitution or disgorgement of profits or revenue, the imposition of civil penalties or criminal prosecution.
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
Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by our product candidates after obtaining U.S. or foreign regulatory approval or other products with the same or related active ingredients, a number of potential consequences could result, including:
•regulatory authorities may withdraw their approval of the product;
•regulatory authorities may require a recall of the product or we may voluntarily recall a product;
•regulatory authorities may require the addition of warnings or contradictions in the product labeling, narrowing of the indication in the product label or issuance of field alerts to physicians and pharmacies;
•we may be required to create a medication guide outlining the risks of such side effects for distribution to patients or institute a REMS;
•we may be subject to limitation as to how we promote the product;
•we may be required to change the way the product is administered or modify the product in some other way;
•the FDA or applicable foreign regulatory authority may require additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;
•sales of the product may decrease significantly;
•we could be sued and held liable for harm caused to patients; and
•our brand and reputation may suffer.
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

Index
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

Index
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
In some countries, particularly the member states of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries where we may seek to market our product candidates in the future, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidate to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.
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

Index
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
We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we, and any potential collaborators in those jurisdictions, will be subject to additional risks related to operating in foreign countries, including:
•differing regulatory requirements in foreign countries;
•differing coverage and reimbursement requirements in foreign countries;
•unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•difficulties staffing and managing foreign operations;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign laws, such as the U.K. Anti-Bribery Act;
•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geo-political actions, including war and terrorism.
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

Index
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

Index
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
The market price of our common stock has been, and in the future may continue to be, highly volatile. For example, from January 1, 2020 through February 25, 2021 our common stock traded as low as $1.05 per share and as high as $4.89 per share.
The market price for our common stock is highly dependent on, among other things, stock market conditions in general, our clinical development efforts and the growth of our business in general, the amount of our available cash and investments and our level of cash utilization. Future events could increase the volatility seen in our common stock and ultimately cause a significant decline in the price of our common stock and ultimately impact our ability to raise additional capital in the future. These events could include the following, among others:
•low levels of trading volume for our shares;
•capital-raising or other transactions that are, or may in the future be, dilutive to existing stockholders or that involve the issuance of debt securities;
•delays in our clinical trials, negative clinical trial results or adverse regulatory decisions relating to our product candidates;
•adverse fluctuations in our revenues or operating results or financial results that otherwise fall below the market's expectations;
•disappointing developments concerning our cell therapy product candidates;
•positive developments concerning our cell therapy product candidates that lead to the need for additional capital to complete the development process; and
•legal challenges, disputes and/or other adverse developments impacting our patents or other proprietary rights that protect our products.
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
As of December 31, 2020, there were 19,378,333 shares of our common stock outstanding. In addition, there were outstanding stock options, restricted stock units and warrants representing the potential issuance of an additional 3,942,000 shares of our common stock. The issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect the price of our common stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares could cause the supply of our common stock available for purchase in the market to exceed the purchase demand for our common stock. Such supply in excess of demand could cause the market price of our common stock to decline.
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

Index
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our corporate headquarters are in Basking Ridge, New Jersey. The space is approximately 11,600 rentable square feet. The base monthly rent is approximately $25,000 and the lease term ends May 31, 2022. In addition, there are two five-year renewal options. In July 2019, we executed a three-year lease extension for the approximately 3,400 rentable square feet in our Rye Brook, New York office, which extension expires in March 2023. The base monthly rent for our Rye Brook office is approximately $8,900. We believe the total leased space is sufficient for the near future.

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
Holders
As of February 25, 2021, there were approximately 603 stockholders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2020 regarding shares of our common stock that may be issued under our existing equity compensation plans, including our 2018 Equity Incentive Compensation Plan (the "2018 Plan"), our 2015 Equity Compensation Plan (the "2015 Plan"), our 2009 Stock Option and Incentive Plan (the “2009 Plan”), and our amended 2017 Employee Stock Purchase Plan (the "Amended 2017 ESPP").

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options (1)	Weighted Average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders (2)	963,700	$14.64	1,723,739	(3)
Equity compensation plans not approved by security holders	0	—	0
(1)Includes stock options only; does not include purchase rights accruing under the Amended 2017 ESPP Plan because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.
(2)Consists of the 2018 Plan, the 2015 Plan, the 2009 Plan, and the Amended 2017 ESPP.
(3)Includes shares available for future issuance under the 2018 Plan and the Amended 2017 ESPP.
Recent Sales of Unregistered Securities
None.

ITEM 6. SELECTED FINANCIAL DATA.
Not applicable.

Index
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” herein. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report.
Overview
    We are a clinical-stage biopharmaceutical company dedicated to the development and commercialization of cellular therapies designed to reverse disease and/or promote the regeneration of damaged tissue. We are developing first-in-class therapeutics based on the characteristics of naturally occurring CD34+ cells and their ability to stimulate the growth of new microvasculature. Our technology leverages these cells to enable the body's natural repair mechanisms using formulations unique to each medical indication.
Our leadership team has decades of collective biopharmaceutical development experience. Our goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. The Company’s current product candidates include: CLBS16, the subject of both a recently completed positive Phase 2a study and a newly initiated Phase 2b study in the U.S. for the treatment of coronary microvascular dysfunction (“CMD”); HONEDRA® (CLBS12), recipient of SAKIGAKE designation and eligible for early conditional approval in Japan for the treatment of critical limb ischemia (“CLI”) and Buerger’s Disease based on the results of an ongoing clinical trial; CLBS201, designed to assess the safety and efficacy of CD34+ cell therapy as a treatment for pre-dialysis patients with chronic kidney disease (“CKD”) and OLOGO™ (CLBS14), a Regenerative Medicine Advanced Therapy (“RMAT”) designated therapy for which the Company is in discussion with the U.S. Food and Drug Administration (the “FDA”) to finalize a Phase 3 protocol of reduced size and scope for a confirmatory trial in subjects with no-option refractory disabling angina (“NORDA”).

Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Overall, net losses were $8.1 million and $19.4 million for the years ended December 31, 2020 and 2019, respectively.
Operating Expenses
For the year ended December 31, 2020, operating expenses totaled $19.1 million compared to $20.1 million for the year ended December 31, 2019, representing a decrease of $0.9 million or 5%. Operating expenses comprise the following:
•Research and development expenses were approximately $9.3 million for the year ended December 31, 2020 compared to $10.8 million for the year ended December 31, 2019, representing a decrease of approximately $1.5 million, or 14%. Research and development in both periods focused on the advancement of our ischemic repair platform and related to:
◦expenses associated with investigational new drug application and planning for commencement in the third quarter of 2020 of a pilot study of CLBS119, a CD34+ cell therapy for repair of COVID-19 induced lung damage targeting patients with severe SARS-CoV-2 infection that required ventilatory support due to respiratory failure;
◦ongoing registration-eligible study expenses for HONEDRA® in critical limb ischemia in Japan, whereby we continue to focus spending on our patient enrollment. We may continue to experience delays in enrollment in that study due to the “State of Emergency” issued in Japan on Jan 7, 2021 and now extending through March 7, 2021 covering Tokyo and other regions in response to increased number of COVID-19 patients as well as a severe shortage of beds in intensive care units (and other hospital beds) affecting all of our clinical sites. We expect to complete enrollment during the second quarter of 2021;
◦expenses associated with the proof-of-concept study for CLBS16 in coronary microvascular dysfunction, whereby study enrollment was completed in the second quarter of 2019 and full results reported in May 2020 and continuing efforts to advance CLBS16 into a Phase 2b study (the FREEDOM study) in the second half of 2020; and
◦expenses associated with the preparation of our confirmatory Phase 3 study of OLOGOTM in NORDA in the second quarter of 2019. In late 2019, we projected that the Phase 3 study then agreed with the FDA would

Index
cost approximately $70 million in external expenses over the next several years, and as a result, we elected to postpone the initiation of the study until we have confidence that we can access sufficient capital to allow us to complete the study uninterrupted. Discussions with FDA aimed at reducing the size and scope of the Phase 3 requirement continue.
•General and administrative expenses were approximately $9.9 million for the year ended December 31, 2020, compared to $9.3 million for the year ended December 31, 2019, representing an increase of approximately $0.6 million, or 6%. Our general and administrative expenses focus on general corporate-related activities.
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
Income Tax Benefit
In April 2020, we received approval from the New Jersey Economic Development Authority ("NJEDA") to participate in the Technology Business Tax Certificate Transfer Program (the "Program"), whereby we qualified to sell a percentage of our New Jersey net operating losses ("NJ NOLs"). We subsequently sold a portion of our NJ NOLs to a qualifying and approved buyer pursuant to the Program for net proceeds of $10.9 million.

Analysis of Liquidity and Capital Resources
    At December 31, 2020, we had cash, cash equivalents, and marketable securities of approximately $34.6 million, working capital of approximately $31.8 million, and stockholders’ equity of approximately $32.5 million.
During the year ended December 31, 2020, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
    Net cash provided by or used in operating, investing and financing activities were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(8,823)	$(18,882)
Net cash (used in) provided by investing activities	(7,277)	21,432
Net cash provided by financing activities	18,580	1,183

Operating Activities
Our cash used in operating activities during the year ended December 31, 2020 totaled approximately $8.8 million, which is the sum of (i) our net loss of $8.1 million, as adjusted for non-cash income and expenses totaling $1.6 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities of approximately $2.3 million.
Our cash used in operating activities during the year ended December 31, 2019 totaled approximately $18.9 million, which is the sum of (i) our net loss of $19.4 million, as adjusted for non-cash income and expenses totaling $1.6 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities of approximately $1.1 million.
Investing Activities
Our cash used in investing activities during the year ended December 31, 2020 totaled approximately $7.3 million and was primarily due to net purchases of marketable securities (net of sales of marketable securities).
Our cash provided by investing activities during the year ended December 31, 2019 totaled approximately $21.4 million and was primarily due to net proceeds from the sale of marketable securities (net of purchases of marketable securities).
Financing Activities

Index
Our cash provided by financing activities during the year ended December 31, 2020, consisted of (i) net proceeds of $4.5 million through the issuance of common shares and warrants in our April 2020 registered direct offering, (ii) net proceeds of $3.8 million through the issuance of common shares and warrants in our May 2020 registered direct offering, (iii) net proceeds of $1.9 million through the issuance of common shares and warrants in our July 2020 private placement offering, and (iii) net proceeds of $8.4 million through the issuance of common shares under our common stock sales agreement with H.C. Wainwright, which was partially offset by tax withholding-related payments on net share settlement equity awards to employees.
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
Liquidity and Capital Requirements Outlook
To meet our short and long-term liquidity needs, we expect to use existing cash balances and a variety of other means. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets. Our history of operating losses and liquidity challenges may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. We will also continue to seek, as appropriate, grants for scientific and clinical studies from various governmental agencies and foundations, and other sources of non-dilutive funding. We believe that our cash on hand will enable us to fund operating expenses for at least the next 12 months following the issuance of our financial statements considering the assumption that any initiation of an OLOGOTM Phase 3 study is contingent on our acquisition of additional capital to fund such a study.
On February 12, 2021, we entered into a Securities Purchase Agreement (the “Institutional Purchase Agreement”) with certain institutional investors (the “Institutional Purchasers”). Pursuant to the terms of the Institutional Purchase Agreement, we sold to the Institutional Purchasers in a registered direct offering an aggregate of 24,906,134 shares of our common stock and warrants to purchase an aggregate of 12,453,067 shares of our common stock at a combined purchase price equal to $2.45 per share and associated warrant. Each warrant features an exercise price equal to $2.90 per share, is exercisable immediately upon issuance and will expire five years from the issuance date. Additionally, in a concurrent non-brokered registered direct offering, we entered into a Securities Purchase Agreement (the “Additional Purchase Agreement”) with certain accredited investors (the “Additional Purchasers”). Pursuant to the terms of the Additional Purchase Agreement, we sold to the Additional Purchasers an aggregate of 1,632,652 shares of our common stock and warrants to purchase an aggregate of 816,326 shares of our common stock at a combined purchase price equal to $2.45 per share and associated warrant. Each warrant features an exercise price equal to $2.90 per share, is exercisable immediately upon issuance and will expire five years from the issuance date. The closing of the offerings occurred on February 17, 2021. In connection with the registered direct offerings, we received net proceeds of approximately $60.7 million.
On February 12, 2021, we suspended the use of the at-the-market transactions facility (the “ATM”) and terminated the continuous offering pursuant to the Common Stock Sales Agreement (“Sales Agreement”) entered into in February 2018 with H.C. Wainwright & Co., LLC (“HCW”). In accordance with the terms of the Sales Agreement, we could offer and sell shares of our common stock having an aggregate offering price of up to $25.0 million from time to time through HCW pursuant to the ATM program. As of February 12, 2021, we had sold an aggregate of 3,784,912 shares of our common stock pursuant to the Sales Agreement for aggregate gross proceeds of $9.5 million. We will no longer make any sales of our common stock pursuant to the Sales Agreement unless and until a new prospectus supplement is filed with the Securities and Exchange Commission.
In January 2021, we entered into a Securities Purchase Agreement (the “January Purchase Agreement”) with certain institutional and accredited investors (the “January Purchasers”), pursuant to which the Company issued and sold to the January Purchasers in a private placement an aggregate of (i) 12,500,000 shares of common stock, and (ii) warrants exercisable for up to an aggregate of 6,250,000 shares of common stock at a combined offering price of $2.00 per share of common stock and associated warrant. The warrants have an exercise price of $2.90 per share. Each warrant will be immediately exercisable and will expire five and one-half years from the issuance date. The closing of the offering occurred on January 25, 2021. We received gross proceeds of $25.0 million in connection with the private placement, before deducting placement agent fees and related offering expenses.
In July 2020, we entered into a securities purchase agreement (the “July Private Placement”) with certain investors (the “July Purchasers”). Pursuant to the terms of the July Private Placement, we sold to the July Purchasers an aggregate of 969,694

Index
shares of our common stock at a purchase price equal to $2.0625 per share, along with warrants to purchase an aggregate of 484,847 shares of our common stock. In connection with the July Private Placement, we received gross proceeds of $2.0 million. Each warrant is exercisable for one share of common stock and features an exercise price equal to $2.0625 per share. The warrants are exercisable immediately upon issuance and will expire five and one-half years from the issuance date.
In May 2020, we entered into a securities purchase agreement (the “May Purchase Agreement”) with certain investors (the “May Purchasers”). Pursuant to the terms of the May Purchase Agreement, we sold to the May Purchasers an aggregate of 2,084,850 shares of our common stock at a purchase price equal to $2.0625 per share. In a concurrent private placement, we issued to the May Purchasers warrants to purchase an aggregate of 1,042,425 shares of our common stock. In connection with the registered direct offering and concurrent private placement, we received gross proceeds of $4.3 million. Each warrant is exercisable for one share of common stock and features an exercise price equal to $2.0625 per share. The warrants are exercisable immediately upon issuance and will expire five and one-half years from the issuance date.
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
In December 2019, we received preliminary approval from the New Jersey Economic Development Authority ("NJEDA") to participate in the Technology Business Tax Certificate Transfer Program (the "Program"). The Program permits qualified companies to sell a percentage of their New Jersey net operating losses ("NJ NOLs") to unrelated profitable corporations. On April 21, 2020, we received final approval from NJEDA, and we subsequently sold a portion of our NJ NOLs to a qualifying and approved buyer pursuant to the Program for net proceeds of $10.9 million.
In March 2019, we and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $26 million, subject to certain limitations and conditions set forth in the Purchase Agreement (the “Offering”). As consideration for entering into the Purchase Agreement, we issued to Lincoln Park an additional 181,510 shares of common stock as commitment shares. Pursuant to the Purchase Agreement, Lincoln Park purchased 250,000 shares of common stock, at a price of $4.00 per share, for a total gross purchase price of $1.0 million (the “Initial Purchase”) upon commencement. Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement, we have the right, from time to time, at its sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2,500,000, unless we and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a “Regular Purchase”). If we direct Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, we may direct Lincoln Park in an “accelerated purchase” to purchase an additional amount of common stock that may not exceed the lesser of (i) 300%  the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day. As of December 31, 2020, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.
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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Caladrius Biosciences, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2011.
New York, New York
February 25, 2021

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$16,512	$14,032
Marketable securities	18,061	11,125
Prepaid and other current assets	758	815
Total current assets	35,331	25,972
Property and equipment, net	57	100
Other assets	614	1,081
Total assets	$36,002	$27,153
LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Liabilities
Accounts payable	$1,020	$1,490
Accrued liabilities	2,486	4,486
Total current liabilities	3,506	5,976
Other long-term liabilities	254	624
Total liabilities	3,760	6,600
Commitments and Contingencies
Stockholders' Equity
Preferred stock; authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 0.001 share of common stock, $0.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at December 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; issued 19,389,413 and 10,528,689 shares, at December 31, 2020 and December 31, 2019, respectively; and outstanding, 19,378,333 and 10,517,609 shares, at December 31, 2020 and December 31, 2019, respectively	19	11
Additional paid-in capital	458,748	438,911
Treasury stock, at cost; 11,080 shares at December 31, 2020 and December 31, 2019 respectively	(708)	(708)
Accumulated deficit	(425,550)	(417,400)
Accumulated other comprehensive (loss) income	(13)	2
Total Caladrius Biosciences, Inc. stockholders' equity	32,496	20,816
Noncontrolling interests	(254)	(263)
Total equity	32,242	20,553
Total liabilities, non-controlling interests and equity	$36,002	$27,153

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019
Operating Expenses:
Research and development	$9,253	$10,797
General, and administrative	9,892	9,295
Operating expenses	19,145	20,092

Operating loss	(19,145)	(20,092)

Other income:
Other income, net	132	740
Total other income, net	132	740

Net loss before benefit from income taxes and noncontrolling interests	(19,013)	(19,352)
Benefit from income taxes	(10,872)	—
Net loss	$(8,141)	$(19,352)
Less - net income attributable to noncontrolling interests	9	9
Net loss attributable to Caladrius Biosciences, Inc. common shareholders	$(8,150)	$(19,361)

Basic and diluted loss per share:
Caladrius Biosciences, Inc. common shareholders	$(0.53)	$(1.88)

Weighted average common shares outstanding:
Basic and diluted shares	15,440	10,325

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(8,141)	$(19,352)

Other comprehensive loss:
Available for sale securities - net unrealized (loss) income	(15)	34
Total other comprehensive (loss) income	(15)	34

Comprehensive loss	(8,156)	(19,318)

Comprehensive income attributable to noncontrolling interests	9	9

Comprehensive loss attributable to Caladrius Biosciences, Inc. common stockholders	$(8,165)	$(19,327)

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	10	$—	9,866	$10	$436,433	$(32)	$(397,977)	$(708)	$37,726	$(272)	$37,454
Adoption of accounting standard	—	—	—	—	—	—	(62)	—	(62)	—	(62)
Net loss	—	—	—	—	—	—	(19,361)	—	(19,361)	9	(19,352)
Unrealized gain on marketable securities	—	—	—	—	—	34	—	—	34	—	34
Share-based compensation	—	—	94	—	1,165	—	—	—	1,165	—	1,165
Net proceeds from issuance of common stock	—	—	569	1	1,313	—	—	—	1,314	—	1,314
Balance at December 31, 2019	10	$—	10,529	$11	$438,911	$2	$(417,400)	$(708)	$20,816	$(263)	$20,553
Net loss	—	—	—	—	—	—	(8,150)	—	(8,150)	9	(8,141)
Unrealized loss on marketable securities	—	—	—	—	—	(15)	—	—	(15)	—	(15)
Share-based compensation	—	—	53	—	1,117	—	—	—	1,117	—	1,117
Net proceeds from issuance of common stock and warrants	—	—	8,807	8	18,720	—	—	—	18,728	—	18,728
Balance at December 31, 2020	10	$—	19,389	$19	$458,748	$(13)	$(425,550)	$(708)	$32,496	$(254)	$32,242

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,141)	$(19,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	1,265	1,295
Depreciation and amortization	63	65
Amortization/accretion on marketable securities	307	232
Changes in operating assets and liabilities:
Prepaid and other current assets	56	238
Other assets	466	504
Accounts payable, accrued liabilities and other liabilities	(2,839)	(1,864)
Net cash used in operating activities	(8,823)	(18,882)
Cash flows from investing activities:
Purchase of marketable securities	(34,799)	(32,938)
Sales of marketable securities	27,542	54,370
Purchases of property and equipment	(20)	—
Net cash (used in) provided by investing activities	(7,277)	21,432
Cash flows from financing activities:
Tax withholding payments on net share settlement equity awards	(148)	(130)
Net proceeds from issuance of capital stock	18,728	1,313
Net cash provided by financing activities	18,580	1,183
Net increase in cash and cash equivalents	2,480	3,733
Cash and cash equivalents at beginning of year	14,032	10,299
Cash and cash equivalents at end of year	$16,512	$14,032

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	—	—
See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Business
OVERVIEW
Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”) is a clinical-stage biopharmaceutical company dedicated to the development and commercialization of cellular therapies designed to reverse disease and/or promote the regeneration of damaged tissue. The Company is developing first-in-class therapeutics based on the characteristics of naturally occurring autologous CD34+ cells and their ability to stimulate the growth of new microvasculature. The Company's technology leverages these cells to enable the body's natural repair mechanisms using formulations unique to each medical indication.
The Company's goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. The Company’s current product candidates include: CLBS16, the subject of both a recently completed positive Phase 2a study and a newly initiated Phase 2b study in the U.S. for the treatment of coronary microvascular dysfunction (“CMD”); HONEDRA® (CLBS12), recipient of SAKIGAKE designation and eligible for early conditional approval in Japan for the treatment of critical limb ischemia (“CLI”) and Buerger’s Disease based on the results of an ongoing clinical trial; CLBS201, designed to assess the safety and efficacy of CD34+ cell therapy as a treatment for pre-dialysis patients with chronic kidney disease (“CKD”) and OLOGO™ (CLBS14), a Regenerative Medicine Advanced Therapy (“RMAT”) designated therapy for which the Company is in discussion with the U.S. Food and Drug Administration (the “FDA”) to finalize a Phase 3 protocol of reduced size and scope for a confirmatory trial in subjects with no-option refractory disabling angina (“NORDA”).
Coronavirus Considerations
In December 2019, a novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, was reported to have surfaced in China. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the world's economies began to experience pronounced effects. Despite the FDA approval of multiple COVID-19 vaccines in late 2020, there remains uncertainty around the extent and duration of disruption and any future related financial impact cannot be reasonably estimated at this time. In response to the pandemic, we have implemented work from home as well as social distancing and other hygiene policies for employees when they must be in the office. Our clinical study of HONEDRA® in Japan has experienced delays in enrollment due to the “State of Emergency” in effect in Japan for most of 2020 and re-implemented in Japan on Jan 7, 2021 and now extending through March 7, 2021 covering Tokyo and other regions in response to increased number of COVID-19 patients.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of expenses during the reporting period. The Company bases its estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company makes critical estimate and assumptions in determining stock-based awards values. Accordingly, actual results could differ from those estimates and assumptions.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Caladrius Biosciences, Inc. and its wholly owned and majority owned subsidiaries and affiliates. All intercompany activities have been eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies
Cash and Cash Equivalents

Index
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
Marketable Securities
The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company's marketable securities are considered as available-for-sale and carried at estimated fair values and reported in cash equivalents and marketable securities. Unrealized gains and losses on available-for-sale securities are excluded from net income and reported in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Other income (expense), net, includes interest, dividends, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method. The Company regularly reviews all of its investments for other-than-temporary declines in fair value. The Company's review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in fair value of an investment is below its accounting basis and this decline is other-than-temporary, it reduces the carrying value of the security it holds and records a loss for the amount of such decline.
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

Index

Loss Per Share
Basic loss per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. Diluted loss per share is not presented as such potentially dilutive securities are anti-dilutive to losses incurred in all periods presented.
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
New Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which will require companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. The guidance was effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption was permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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

Index
Note 3 – Available-for-Sale-Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents in the Company's Consolidated Balance Sheets (in thousands):

	December 31, 2020				December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$8,406	$—	$(7)	$8,399	$11,673	$3	$(1)	$11,675
Money market funds	7,591	—		7,591	11,093			11,093
Municipal debt securities	$14,753	—	$(6)	14,747	$—	—	$—	—
Total	$30,750	$—	$(13)	$30,737	$22,766	$3	$(1)	$22,768

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale debt securities on the Company's Consolidated Balance Sheets (in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$12,676	$11,643
Marketable securities	18,061	11,125
Total	$30,737	$22,768

The following table summarizes the Company's portfolio of available-for-sale securities by contractual maturity (in thousands):

	December 31, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Less than one year	$30,750	$30,737	$22,766	$22,768
Greater than one year	—	—	—	—
Total	$30,750	$30,737	$22,766	$22,768

Note 4 – Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Furniture and fixtures	$26	$26
Computer equipment	254	247
Leasehold improvements	90	76
Property and equipment, gross	370	349
Accumulated depreciation	(313)	(249)
Property and equipment, net	$57	$100

The Company’s results included depreciation expense of approximately $0.1 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively.

Index
Note 5 – Loss Per Share
For the years ended December 31, 2020 and 2019, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of loss per share as they are anti-dilutive in the periods presented. At December 31, 2020 and 2019, the Company excluded the following potentially dilutive securities (in thousands):

	December 31,
	2020	2019
Stock Options	964	1,044
Warrants	2,638	30
Restricted Stock Units	340	118

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
The Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 and December 31, 2019 were as follows (in thousands):

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$18,061	$—	$18,061	$—	$11,125	$—	$11,125
	$—	$18,061	$—	$18,061	$—	$11,125	$—	$11,125

The carrying values of cash, cash equivalents, accounts payable and accrued expenses approximate fair value at December 31, 2020 and December 31, 2019, due to the short maturity nature of these items.

Note 7 – Accrued Liabilities
Accrued liabilities were as follow (in thousands):

	December 31,
	2020	2019
Salaries, employee benefits and related taxes	$1,716	$1,834
Operating lease liabilities - current	370	354
CIRM upfront funding - current	—	1,600
Other	400	698
	$2,486	$4,486

Index
Note 8 – Operating Leases
The Company adopted ASU No. 2016-02, Leases (Topic 842) on January 1, 2019 and recognized leases with duration greater than 12 months on the balance sheet using the modified retrospective approach. The Company has operating leases for two offices with terms that expire in 2022 and 2023. The Company estimates its incremental borrowing rate at lease commencement to determine the present value of lease payments since most of the Company's leases do not provide an implicit rate of return. The Company recognizes lease expense on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company elected to account for non-lease components associated with its leases and lease components as a single lease component. Each of the Company's leases includes options for the Company to extend the lease term and/or sub-lease space in whole or in part.
Operating lease liabilities and right-of-use assets were recorded in the following captions of our balance sheet as follows (in thousands):

	December 31, 2020	December 31, 2019
Right-of Use Assets:
Other assets	$574	906
Total Right-of-Use Asset	$574	906

Operating Lease Liabilities:
Accrued liabilities	$370	$353
Other long-term liabilities	254	624
Total Operating Lease Liabilities	$624	$977

As of December 31, 2020, the weighted average remaining lease term for our operating leases was 1.83 years, and the weighted average discount rate for our operating leases was 9.625%. Future minimum lease payments under the lease agreements as of December 31, 2020 were as follows (in thousands):

Years ended	Operating Leases
2021	$414
2022	239
2023	26
Total lease payments	679
Less: Amounts representing interest	(55)
Present value of lease liabilities	$624

Note 9 – Stockholders' Equity
Equity Plans
The Company has used long-term incentive plans for the purpose of granting equity awards to employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Company's board of directors (collectively, "Participants"). The Participants may receive awards as determined by a committee of independent members of the Company's board of directors or, to the extent authorized by such committee with respect to certain Participants, a duly authorized employee (collectively, the "Committee"). The incentive plan currently used by the Company is the 2018 Equity Incentive Compensation Plan (the "2018 Plan"), which was adopted by the stockholders of the Company in June 2018, and subsequently increased by the stockholders of the Company in June of 2020 with 2,500,000 shares authorized for issuance thereunder, plus any shares awarded under the 2015 Equity Compensation Plan (the "2015 Plan") or the Amended and Restated 2009 Equity Compensation Plan (the "2009 Plan") that are not issued due to their subsequent forfeiture, cancellation, or other settlement thereof. Concurrent with the adoption of the 2018 Plan, no future awards will occur under the 2015 Plan or the 2009 Plan. The awards that may be made under the 2018 Plan include: (a) incentive stock options and nonqualified stock options, (b) shares of restricted stock, (c) restricted stock units, and (d) other kinds of equity-based compensation awards. All stock options under the 2015 Plan and 2009 Plan were granted and the 2018 Plan are granted at the fair market value of the common stock at the grant date. Stock options vest either on the date of grant, ratably over a period determined at time of grant, or upon the accomplishment of specified business milestones, and generally expire 2, 3, or 10 years from the grant date depending on the status of the recipient as a nonemployee, employee or director of the Company. As of December 31, 2020, there

Index
were 1,376,030 shares available for future grants under the 2018 Plan. No additional awards may be made under the 2015 Plan or the 2009 Plan.
The Company adopted an employee stock purchase plan effective January 1, 2013 and authorized 50,000 shares under the plan (the "2012 ESPP"). The plan has two six-month offering periods per year under which eligible employees may contribute up to 15% of their compensation toward the purchase of the Company's common stock per offering period (with a $25,000 cap per calendar year). The employee's purchase price is equal to (i) 85% of the closing price of a share of the Company's common stock on the enrollment date of such offering period or (ii) 85% of the closing price of a share of the Company's common stock on the Exercise Date of such Offering Period, whichever is lower. In May 2017, the Company's stockholders approved an amendment and restatement to the 2012 ESPP (the "2017 ESPP") in order to effect an increase of authorized shares from 50,000 to 100,000. In June 2018, the Company's stockholders approved an amendment to the 2017 ESPP (the " Amended 2017 ESPP") in order to effect an increase of authorized shares from 100,000 to 500,000. During the year ended December 31, 2020, 32,137 shares were issued under the Amended 2017 ESPP. At December 31, 2020, the Company had 347,709 shares of the Company's common stock available for future grant in connection with this plan.
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
As of December 31, 2020, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.
Common Stock Sales Agreement
In February 2018, the Company entered into a common stock sales agreement with H.C. Wainwright & Co., LLC ("HCW") as sales agent, which was subsequently amended in August 2018 (the "Sales Agreement"), in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an

Index
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
During the year-ended December 31, 2020, the Company issued 3,558,778 shares of common stock under the Sales Agreement for net proceeds of $8.5 million. As of year-ended December 31, 2020, the Company issued 3,784,912 shares of common stock under the Sales Agreement for net proceeds of $9.5 million since inception.
On February 12, 2021, we suspended the use of the at-the-market transactions facility (the “ATM”) and terminated the continuous offering pursuant to Sales Agreement entered into in February 2018 with HCW. We will no longer make any sales of our common stock pursuant to the Sales Agreement unless and until a new prospectus supplement is filed with the Securities and Exchange Commission.
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

Index
Stock Options and Warrants
The following table summarizes the activity for stock options and warrants for the year ended December 31, 2020:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2019	1,044,417	$18.31	6.06	$—	30,000	$5.89	3.19	$—

Changes during the Year:
Granted	248,176	$3.20			2,608,355	$2.14
Exercised	—	$—			—	$—
Forfeited	(86,251)	$3.83			—	$—
Expired	(242,642)	$22.57			—	$—
Outstanding at December 31, 2020	963,700	$14.64	5.86	$—	2,638,355	$2.18	4.98	$—
Vested at December 31, 2020 or expected to vest in the future	949,200	$14.81	5.82	$—	2,638,355	$2.18	4.98	$—
Exercisable at December 31, 2020	714,426	$18.42	4.93	$—	2,638,355	$2.18	4.98	$—

Restricted Stock
During the years ended December 31, 2020 and 2019, the Company issued restricted stock for services as follows ($ in thousands, except share data):

	2020	2019
Number of Restricted Stock Issued	156,184	123,564
Value of Restricted Stock Issued	$512.3	$611.6

The weighted average estimated fair value of restricted stock issued for services in the years ended December 31, 2020 and 2019 was $3.28 and $4.95 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally between one to four years.
Restricted Stock Units
During the years ended December 31, 2020 and 2019, the Company issued restricted stock units for services as follows ($ in thousands, except share data):

	2020	2019
Number of Restricted Stock Units Issued	325,853	184,454
Value of Restricted Stock Units Issued	$863.0	$908.6

The weighted average estimated fair value of restricted stock units issued for services in the years ended December 31, 2020 and 2019 was $2.65 and $4.93 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.

Index
Note 10 – Share-Based Compensation
Share-based Compensation
The Company utilizes share-based compensation in the form of stock options and restricted stock.  The following table summarizes the components of share-based compensation expense for the years ended December 31, 2020 and 2019 ($ in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$179	$274
General and administrative	1,086	1,021
Total share-based compensation expense	$1,265	$1,295

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at December 31, 2020 were as follows ($ in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$356	$244	$308
Expected weighted-average period in years of compensation cost to be recognized	1.61	2.46	1.65

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the years ended December 31, 2020 and 2019 were as follows ($ in thousands):

	Stock Options
	Year Ended December 31,
	2020	2019
Total fair value of shares vested	$536	$398
Weighted average estimated fair value of shares granted	2.11	3.18
Valuation Assumptions
The fair value of stock options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company’s stock. The expected term for the options is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.
The range of assumptions made in calculating the fair values of stock options was as follow:

	Stock Options
	Year Ended December 31,
	2020	2019
Expected term - minimum (in years)	6	6
Expected term - maximum (in years)	6	6
Expected volatility - minimum	75%	74%
Expected volatility - maximum	79%	74%
Weighted Average volatility	75%	74%
Expected dividend yield	—	—
Risk-free interest rate - minimum	0.40%	2.35%
Risk-free interest rate - maximum	1.71%	2.62%

Index
Note 11 – Research Funding
California Institute of Regenerative Medicine Grant Award
In February 2017, the California Institute for Regenerative Medicine ("CIRM") awarded the Company funds of up to $12.2 million to support the T-Rex Study. The funding is based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. Based on the actual number of subjects enrolled in California, the total amount of funding was revised to $8.6 million, of which $8.2 million has been received through the grant project period completion. The Company received $5.7 million in initial funding in May 2017, a $1.9 million milestone payment in December 2017, a $0.3 million progress payment in March 2018, and a $0.2 million progress payment in May 2019, of which the total was amortized over the estimated award period through July 2020 as a reduction to the related research and development expenses, with the final true up payment of $46 thousand received in September 2020 and recorded as a reduction to the related research and development expenses. During the year ended December 31, 2020 and December 31, 2019, the Company amortized and recognized $1.6 million and $2.7 million in credits, respectively, in research and development related to CIRM funds received.

Note 12 – Income Taxes
The provision (benefit) for income taxes is based on loss from operations before provision for income taxes and noncontrolling interests as follows ($ in thousands):

	Years Ended December 31,
Pre-tax book income	2020	2019
United States	$(19,013)	$(19,352)
	$(19,013)	$(19,352)

The provision (benefit) from income taxes was as follows ($ in thousands):

Years Ended December 31,
	2020	2019
Current
U.S. Federal	$—	$—
State and local	—	—
	$—	$—
Deferred
U.S. Federal	$—	$—
State and local	(10,872)	—
	$(10,872)	$—
Total
U.S. Federal	$—	$—
State and local	(10,872)	—
	$(10,872)	$—

Index
The provision (benefit) for income taxes is determined by applying the U.S. Federal statutory rate of 21% to income before income taxes as a result of the following ($ in thousands):

	Years Ended December 31,
	2020	2019
U.S. Federal benefit at statutory rate	$(3,993)	$(4,064)
State and local (benefit) / expense net of U.S. federal tax	—	—
Permanent non deductible expenses for U.S. taxes	5	14
AMT credit benefit	—	—
Change in state deferred	5,122	(4,720)
Return to actual	—	(17)
Other true ups	387	1,941
Effect of change in deferred tax rate	—	—
Sale of New Jersey State NOL's	(10,872)	—
Valuation allowance for deferred tax assets	(1,521)	6,846
Tax provision (benefit)	$(10,872)	$—

Deferred income taxes at December 31, 2020 and 2019 consist of the following ($ in thousands):

	December 31,
	2020	2019
Deferred Tax Assets:
Accumulated net operating losses (tax effected)	$68,286	$70,747
CIRM funding	—	336
Right of use liability	176	205
Share-based compensation	5,025	3,584
Intangibles	131	141
Accumulated depreciation	19	9
Accrued payroll	167	121
Other	526	737
Deferred tax assets	74,330	75,880

Deferred Tax Liabilities:
Right of use asset	$(161)	$(190)
Deferred tax liabilities	(161)	(190)
	74,169	75,690
Valuation allowance	(74,169)	(75,690)
Net deferred tax asset	$—	$—

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
As of December 31, 2020, and 2019, the Company had approximately $264 million and $246 million, respectively, of Federal NOLs available to offset future taxable income expiring from 2030 through 2036. As of December 31, 2020 and 2019, the Company had State NOLs available in New Jersey of $99 million and $187 million, respectively, California of $70 million and $70 million, respectively, and New York City of $13 million and $13 million, respectively, to offset future taxable income expiring from 2030 through 2040. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s NOLs could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible.

Index
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
As of December 31, 2020, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.
For years prior to 2017 the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from date of filing.
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

Note 13 – Contingencies
From time to time, the Company is subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of pending claims cannot be predicted with certainty, the Company does not believe that the outcome of any pending claims will have a material adverse effect on the Company's financial condition or operating results.

Note 14 – Subsequent Events
Registered Direct Offerings
On February 12, 2021, we entered into a Securities Purchase Agreement (the “Institutional Purchase Agreement”) with certain institutional investors (the “Institutional Purchasers”). Pursuant to the terms of the Institutional Purchase Agreement, we sold to the Institutional Purchasers in a registered direct offering an aggregate of 24,906,134 shares of our common stock and warrants to purchase an aggregate of 12,453,067 shares of our common stock at a combined purchase price equal to $2.45 per share and associated warrant. Each warrant features an exercise price equal to $2.90 per share, is exercisable immediately upon issuance and will expire five years from the issuance date. Additionally, in a concurrent non-brokered registered direct offering, we entered into a Securities Purchase Agreement (the “Additional Purchase Agreement”) with certain accredited investors (the “Additional Purchasers”). Pursuant to the terms of the Additional Purchase Agreement, we sold to the Additional Purchasers an aggregate of 1,632,652 shares of our common stock and warrants to purchase an aggregate of 816,326 shares of our common stock at a combined purchase price equal to $2.45 per share and associated warrant. Each warrant features an exercise price equal to $2.90 per share, is exercisable immediately upon issuance and will expire five years from the issuance date. The closing of the offerings occurred on February 17, 2021. In connection with the registered direct offerings, we received net proceeds of approximately $60.7 million.
Sales Pursuant to Common Stock Sales Agreement
On February 12, 2021, we suspended the use of the at-the-market transactions facility (the “ATM”) and terminated the continuous offering pursuant to the Common Stock Sales Agreement (“Sales Agreement”) entered into in February 2018 with H.C. Wainwright & Co., LLC (“HCW”). In accordance with the terms of the Sales Agreement, we could offer and sell shares of our common stock having an aggregate offering price of up to $25.0 million from time to time through HCW pursuant to the ATM program. As of February 12, 2021, we had sold an aggregate of 3,784,912 shares of our common stock pursuant to the Sales Agreement for aggregate gross proceeds of $9.5 million. We will no longer make any sales of our common stock pursuant to the Sales Agreement unless and until a new prospectus supplement is filed with the Securities and Exchange Commission.

Private Placement Offering
    On January 21, 2021, the Company entered into a securities purchase agreement (the “January Private Placement”) with certain investors (the “January Purchasers”). Pursuant to the terms of the January Private Placement, the Company agreed to sell to the January Purchasers an aggregate of 12,500,000 shares of its common stock at a purchase price equal to $2.00 per share, along with warrants to purchase an aggregate of 6,250,000 shares of its common stock. In connection with the January Private Placement, the Company received gross proceeds of $25.0 million. Each warrant is exercisable for one share of common stock and features an exercise price equal to $2.90 per share. The warrants are exercisable immediately upon issuance and will expire five and one-half years from the issuance date.
Warrant Exercises
Subsequent to December 31, 2020 the company issued 801,148 shares of common stock for net proceeds of $1.8 million in connection with warrant exercises associated with the April Purchase Agreement and May Purchase Agreement.

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
On February 22, 2021, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Compliance Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer/Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Compliance Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Index
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the board of directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with policies or procedures.
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
As of December 31, 2020, based on management’s assessment, the Company’s internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

Index
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management and Corporate and Governance Matters," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Conduct and Ethics" in the Company's Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation,” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Management and Corporate Governance Matters” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Index
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are being filed as part of this Report:
(a)(1) FINANCIAL STATEMENTS:
Reference is made to the Index to Financial Statements on Page 48 of this Annual Report on Form 10-K.
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

4.1		Form of Trust Indenture (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3, File No. 333-206175, filed with the SEC on August 6, 2015).

4.2		Form of Warrant (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2016).

4.3		Description of Capital Stock.

4.4		Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 24, 2020).

4.5		Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 26, 2020).

4.6		Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 10, 2020).

4.7		Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 25, 2021).

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

10.5	+
Employment Agreement, dated as of January 5, 2015 and effective on January 5, 2015, by and between the Company and David J. Mazzo, Ph.D. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 5, 2015).

10.6	+
Amendment, dated as of January 16, 2015, to Employment Agreement, dated as of January 5, 2015 and effective on January 5, 2015, by and between the Company and David J. Mazzo, Ph.D. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 16, 2015).

Index

10.7	+
Amendment to Employment Agreement, dated as of July 25, 2016, by and between the Company and David J. Mazzo, PhD (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q. for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016).

10.8	+	Amendment to Employment Agreement with David J. Mazzo, effective September 18, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2017).

10.9	+	Amendment to Employment Agreement with David J. Mazzo, dated December 6, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2018).

10.10	+
Employment Agreement, dated as of August 9, 2016, by and between Caladrius Biosciences, Inc. and Douglas W. Losordo, MD (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2016).

10.11	+	Amendment to Employment Letter with Doug Losordo, effective November 1, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2017).

10.12	+
Form of Purchase Agreement, dated April 23, 2020, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 24, 2020).

10.13	+	Placement Agent Agreement, dated November 5, 2019, as subsequently amended on each of March 11, 2020, April 23, 2020 and May 25, 2020, by and between Caladrius Biosciences, Inc. and H.C. Wainwright & Co., LLC (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on May 26, 2020).

10.14	+	Form of Purchase Agreement, dated May 25, 2020, by and between Caladrius Biosciences, Inc. and and each purchaser identified on the signature pages thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 26, 2020).

10.15	+	Form of Purchase Agreement, dated July 10, 2020, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 10, 2020).

10.16	+	Form of Registration Rights Agreement, dated July 10, 2020, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on July 10, 2020).

10.17	+	Form of Purchase Agreement, dated January 21, 2021, by and between Caladrius Biosciences, Inc. and certain Investors, as defined therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 25, 2021).

10.18	+	Form of Registration Rights Agreement, dated January 21, 2021, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on January 25, 2021).

14.1		Code of Ethics for Senior Financial Officers (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 14, 2019).

21.1	†	Subsidiaries of Caladrius Biosciences, Inc.

23.1	†	Consent of Grant Thornton LLP

31.1	†	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	†
Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002

Index

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

ITEM 16. FORM 10-K SUMMARY
None.

Index
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Basking Ridge (Bernards Township), State of New Jersey, on February 25, 2021.

CALADRIUS BIOSCIENCES, INC.
By: /s/ David J. Mazzo, PhD Name: David J. Mazzo Title: President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David J. Mazzo David J. Mazzo, PhD	Director, and President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	February 25, 2021
/s/ Gregory B. Brown Gregory B. Brown, MD	Chairman of the Board of Directors	February 25, 2021
/s/ Steven S. Myers Steven S. Myers	Director	February 25, 2021
/s/ Steven M. Klosk Steven M. Klosk	Director	February 25, 2021
/s/ Peter G. Traber Peter G. Traber, MD	Director	February 25, 2021
/s/ Cynthia Schwalm Cynthia Schwalm	Director	February 25, 2021
/s/ Anne Whitaker Anne Whitaker	Director	February 25, 2021
/s/ Michael Davidson Michael Davidson	Director	February 25, 2021