Form 10-Q
period 2021-03-31
CALADRIUS BIOSCIENCES, INC.
filed 2021-05-06
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 6, 2021
Common stock, $0.001 par value per share	59,498,958	shares

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
•the extent to which the COVID-19 coronavirus may impact our business, including our clinical trials and financial condition; and
•other factors discussed in "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 25, 2021 (our "2020 Form 10-K").
The factors discussed herein, including those risks described in "Item 1A. Risk Factors" and elsewhere in our 2020 Form 10-K and in our other periodic filings with the SEC, which are available for review at www.sec.gov, could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

Index
PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Cash and cash equivalents	$28,744	$16,512
Marketable securities	82,767	18,061
Prepaid and other current assets	2,522	758
Total current assets	114,033	35,331
Property and equipment, net	41	57
Other assets	533	614
Total assets	$114,607	$36,002

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$2,315	$1,020
Accrued liabilities	2,123	2,486
Total current liabilities	4,438	3,506
Other long-term liabilities	155	254
Total liabilities	4,593	3,760
Commitments and Contingencies

Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 0.001 share of common stock, $0.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; issued 59,510,038 and 19,389,413 shares at March 31, 2021 and December 31, 2020, respectively; and outstanding, 59,498,958 and 19,378,333 shares at March 31, 2021 and December 31, 2020, respectively	60	19
Additional paid-in capital	544,601	458,748
Treasury stock, at cost; 11,080 shares at March 31, 2021 and December 31, 2020	(708)	(708)
Accumulated deficit	(433,613)	(425,550)
Accumulated other comprehensive loss	(72)	(13)
Total Caladrius Biosciences, Inc. stockholders' equity	110,268	32,496
Noncontrolling interests	(254)	(254)
Total stockholders' equity	110,014	32,242
Total liabilities and stockholders' equity	$114,607	$36,002
See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Operating Expenses:
Research and development	$5,076	$1,499
General and administrative	3,010	2,558
Total operating expenses	8,086	4,057

Operating loss	(8,086)	(4,057)

Other income:
Investment income, net	23	71
Total other income	23	71

Net loss	$(8,063)	$(3,986)
Less - net income attributable to noncontrolling interests	—	4
Net loss attributable to Caladrius Biosciences, Inc. common stockholders	$(8,063)	$(3,990)

Basic and diluted loss per share
Caladrius Biosciences, Inc. common stockholders	$(0.19)	$(0.38)

Weighted average common shares outstanding
Basic and diluted shares	42,117	10,623

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(8,063)	$(3,986)

Other comprehensive loss:
Available for sale securities - net unrealized loss	(59)	(2)
Total other comprehensive loss	(59)	(2)

Comprehensive loss	(8,122)	(3,988)

Comprehensive income attributable to noncontrolling interests	—	4

Comprehensive loss attributable to Caladrius Biosciences, Inc. common stockholders	$(8,122)	$(3,992)

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	10	$—	19,389	$19	$458,748	$(13)	$(425,550)	$(708)	$32,496	$(254)	$32,242
Net loss	—	—	—	—	—	—	(8,063)	—	(8,063)	—	(8,063)
Unrealized loss on marketable securities	—	—	—	—	—	(59)	—	—	(59)	—	(59)
Share-based compensation	—	—	273	—	413	—	—	—	413	—	413
Net proceeds from issuance of common stock and warrants	—	—	39,841	41	85,416	—	—	—	85,457	—	85,457
Proceeds from option exercises	—	—	7	—	24	—	—	—	24	—	24
Balance at March 31, 2021	10	$—	59,510	$60	$544,601	$(72)	$(433,613)	$(708)	$110,268	$(254)	$110,014

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	10	$—	10,529	$11	$438,911	$2	$(417,400)	$(708)	$20,816	$(263)	$20,553
Net loss	—	—	—	—	—	—	(3,990)	—	(3,990)	4	(3,986)
Unrealized loss on marketable securities	—	—	—	—	—	(2)	—	—	(2)	—	(2)
Share-based compensation	—	—	110	—	419	—	—	—	419	—	419
Balance at March 31, 2020	10	$—	10,639	$11	$439,330	$—	$(421,390)	$(708)	$17,243	$(259)	$16,984

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,063)	$(3,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	597	567
Depreciation and amortization	16	15
Accretion on marketable securities	323	19
Changes in operating assets and liabilities:
Prepaid and other current assets	(1,763)	354
Other assets	81	233
Accounts payable, accrued liabilities and other liabilities	834	(1,443)
Net cash used in operating activities	(7,975)	(4,241)
Cash flows from investing activities:
Purchase of marketable securities	(75,911)	—
Sale of marketable securities	10,821	11,104
Purchases of property and equipment	—	(2)
Net cash (used in) provided by investing activities	(65,090)	11,102
Cash flows from financing activities:
Proceeds from exercise of options	24	—
Tax withholding payments on net share settlement equity awards	(184)	(148)
Net proceeds from issuance of common stock	85,457	—
Net cash provided by (used in) financing activities	85,297	(148)
Net increase in cash and cash equivalents	12,232	6,713
Cash and cash equivalents at beginning of period	16,512	14,032
Cash and cash equivalents at end of period	$28,744	$20,745

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Business
Overview
Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”) is a clinical-stage biopharmaceutical company dedicated to the development and commercialization of cellular therapies designed to reverse disease and/or promote the regeneration of damaged tissue. The Company is developing first-in-class therapeutics based on the characteristics of naturally occurring CD34+ cells and their ability to stimulate the growth of new microvasculature. Its technology leverages these cells to enable the body's natural repair mechanisms using formulations unique to each medical indication.
The Company's leadership team has decades of collective biopharmaceutical development experience. Its goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. The Company’s current product candidates include: CLBS16, the subject of both a recently completed positive Phase 2a study and a newly initiated Phase 2b (FREEDOM) study in the U.S. for the treatment of coronary microvascular dysfunction (“CMD”); HONEDRA® (CLBS12), recipient of SAKIGAKE designation and eligible for early conditional approval in Japan for the treatment of critical limb ischemia (“CLI”) and Buerger’s disease based on the results of an ongoing clinical trial and recipient of orphan drug designation in March 2021 from the U.S. Food and Drug Administration ("FDA") for Buerger's disease; CLBS201, designed to assess the safety and efficacy of CD34+ cell therapy as a treatment for patients with pre-dialysis diabetic kidney disease (“DKD”) and OLOGO™ (CLBS14), a Regenerative Medicine Advanced Therapy (“RMAT”) designated Phase 3 ready therapy for treatment of no-option refractory disabling angina (“NORDA”).
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
The Company's proprietary cell technology using autologous (a patient’s own naturally occurring) CD34+ cells has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34+ cells, the Company seeks to promote the development and formation of new microvasculature and thereby increase blood flow to the impacted area. The Company believes that a number of conditions caused by underlying ischemic injury can be improved through our CD34+ cell technology including but not limited to CLI, CMD, DKD and NORDA.
HONEDRA® for Treatment of Critical Limb Ischemia
The Company's randomized and open-label, registration-eligible study of HONEDRA® in Japan for the treatment of CLI has shown strong results to date. The initial responses observed in the subjects who have reached an endpoint in this open label study are consistent with a positive therapeutic effect and safety profile as reported by previously published clinical trials in Japan. The study's enrollment continues to be slowed by the COVID-19 pandemic's impact in Japan, however, the Company is encouraged by the patient pre-screening pipeline and continues to make progress towards study completion, the exact date of which is impossible to predict given the continuing impact of COVID-19 on clinical trials like ours in Japan. While the final outcome of the trial will depend on all data from all subjects, data, to date, are very encouraging.
CLBS16 for Treatment of Coronary Microvascular Dysfunction
In 2017, with the assistance of a $1.9 million grant from the National Institutes of Health (Award Number R44HL135889), the Company initiated its program for CLBS16 for the treatment of CMD, a disease that afflicts millions of patients with no current targeted treatment options. That study, the ESCaPE-CMD trial, was a Phase 2a proof-of-concept study that enrolled patients at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center in Los Angeles, CA. That data set showed a positive therapeutic effect with a statistically significant improvement in angina frequency, coronary flow reserve, Canadian Cardiovascular Society Angina Class and Seattle Questionnaire score, as well as an acceptable safety profile. The full data set from that study was presented at the SCAI 2020 Scientific Sessions Virtual Conference on May 14, 2020 by Dr. Timothy Henry, FACC, of the Christ Hospital in Cincinnati, Ohio. In December 2020, the Company commenced enrollment in its Phase 2b FREEDOM trial of CLBS16 as a therapy for CMD. The first patient in the study was subsequently treated in January 2021 at The Christ Hospital Health Network in Cincinnati, Ohio. This 105-patient double-blind randomized and placebo-controlled

Index
clinical trial (FREEDOM Trial) is designed to further evaluate the efficacy and safety of intracoronary delivery of autologous CD34+ cells in subjects with CMD and without obstructive coronary artery disease. To the Company's knowledge, this is the first controlled regenerative medicine trial in CMD.
CLBS201 for Treatment of Diabetic Kidney Disease
The Company has prepared an initial development plan for the clinical study of CLBS201, a CD34+ investigational product for administration into the renal arteries to slow the deterioration or reverse the decline of renal function in patients with diabetic kidney disease ("DKD") who, although at a pre-dialysis stage, exhibit rapidly progressive disease. Progressive kidney failure is associated with attrition of the microcirculation of the kidney. Pre-clinical studies in kidney disease and injury models have demonstrated that protection or replenishment of the microcirculation results in improved kidney function. A Phase 2 proof of concept, randomized, placebo-controlled study is planned for initiation in the second half of 2021.
OLOGO™ for Treatment of No Option Refractory Disabling Angina
The Company acquired the rights to data and regulatory filings for a CD34+ cell therapy program for refractory angina that had been advanced to Phase 3 by a previous sponsor.
Based on the clinical evidence from the completed studies that a single administration of OLOGO™ reduces mortality, improves angina and increases exercise capacity in patients with otherwise untreatable angina, this product received Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA. The Company continues to seek an agreement with the FDA on the design of a Phase 3 study of appropriate and practical size and scope which, in combination with previously filed Phase 1, 2 and 3 data, will be considered for the registration of OLOGO™. Notably, the RMAT designation affords the product a 6-month review time for a biologics license application ("BLA"), once submitted.
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
Coronavirus Considerations
In December 2019, a novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, was reported to have surfaced in China. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the world's economies began to experience pronounced effects. Despite the FDA approval of multiple COVID-19 vaccines in late 2020, there remains uncertainty around the extent and duration of disruption and any future related financial impact cannot be reasonably estimated at this time. In response to the pandemic, the Company has implemented universal work from home as well as stringent social distancing and other hygiene policies for employees when they must be in the office. The Company's clinical study of HONEDRA® in Japan has experienced significant delays in enrollment due to the “State of Emergency” that was in effect for most of 2020 in response to COVID-19, and which was re-implemented on January 7, 2021 through March 21, 2021, and again on April 25, 2021 through May 11, 2021 covering Tokyo and other regions. This most recent reinstatement of the “State of Emergency” continues negatively to impact enrollment of the on-going clinical trial.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2021, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2020 and 2019 included in our 2020 Form 10-K. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Index
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

Note 2 – Summary of Significant Accounting Policies
In addition to the policies below, the Company's significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in its 2020 Form 10-K. There were no changes to these policies during the three months ended March 31, 2021.
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
New Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which will require companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. The guidance was effective for fiscal years and interim periods beginning after December 15, 2019 and adopted January 1, 2020. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
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

Index
Note 3 – Available-for-Sale-Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	March 31, 2021				December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$59,937	$—	$(61)	$59,876	$8,406	$—	$(7)	$8,399
Money market funds	18,044	—	—	18,044	7,591	—	—	7,591
Municipal debt securities	29,016	—	(12)	29,004	14,753	—	(6)	14,747
Total	$106,997	$—	$(73)	$106,924	$30,750	$—	$(13)	$30,737

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in our Consolidated Balance Sheets (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$24,157	$12,676
Marketable securities	82,767	18,061
Total	$106,924	$30,737

The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in thousands):

	March 31, 2021
	Amortized Cost	Estimated Fair Value
Less than one year	$106,997	$106,924
Greater than one year	—	—
Total	$106,997	$106,924

Note 4 – Income (Loss) Per Share
For the three months ended March 31, 2021 and 2020, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive. At March 31, 2021 and 2020, the Company excluded the following potentially dilutive securities (in thousands):

	March 31,
	2020	2020
Stock Options	1,022	1,280
Warrants	21,357	30
Restricted Stock Units	798	313

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
The following table sets forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis as of March 31, 2021, and December 31, 2020 (in thousands).

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$82,767	$—	$82,767	$—	$18,061	$—	$18,061
	$—	$82,767	$—	$82,767	$—	$18,061	$—	$18,061

Note 6 – Accrued Liabilities
Accrued liabilities as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Salaries, employee benefits and related taxes	$1,119	$1,716
Operating lease liabilities - current	381	370
Other	623	400
Total	$2,123	$2,486

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
Operating lease liabilities and right-of-use assets were recorded in the following captions of our balance sheet were as follows (in thousands):

	March 31, 2021	December 31, 2020
Right-of Use Assets:
Other assets	$492	$574
Total Right-of-Use Asset	$492	$574

Operating Lease Liabilities:
Accrued liabilities	$381	$370
Other long-term liabilities	155	254
Total Operating Lease Liabilities	$536	$624

As of March 31, 2021, the weighted average remaining lease term for our operating leases was 1.6 years, and the weighted average discount rate for our operating leases was 9.625%. Future minimum lease payments under the lease agreements as of March 31, 2021 were as follows (in thousands):

Index

Years ended	Operating Leases
2021	312
2022	239
2023	27
Total lease payments	578
Less: Amounts representing interest	(42)
Present value of lease liabilities	$536

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
As of March 31, 2021, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.
Common Stock Sales Agreement
In February 2018, the Company entered into a common stock sales agreement with H.C. Wainwright & Co., LLC ("HCW") as sales agent, which was subsequently amended in August 2018 (the "Sales Agreement"), in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock having an aggregate offering price of not more than $25.0 million. In March 2019, subsequent to the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Form 10-K"), the aggregate market value of its

Index
outstanding common stock held by non-affiliates was approximately $52.8 million. Pursuant to General Instruction I.B.6 of Form S-3, since the aggregate market value of the Company's outstanding common stock held by non-affiliates was below $75.0 million at the time of its 2018 Form 10-K filing, the aggregate amount of securities that the Company was permitted to offer and sell at such time was reduced to $17.6 million (or a maximum of 4.8 million shares), which was equal to one-third of the aggregate market value of its common stock held by non-affiliates at such time.
Subject to the terms and conditions of the Sales Agreement, HCW will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon the Company's instructions, including any price, time or size limits specified by the Company. The Company has provided HCW with customary indemnification rights, and HCW will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold. The Company has no obligation to sell any of the shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement. The Sales Agreement will terminate upon the sale of all of the shares under the Sales Agreement unless terminated earlier by either party as permitted under the Sales Agreement.
On February 12, 2021, the Company suspended the use of the at-the-market transactions facility (the “ATM”) and terminated the continuous offering pursuant to the Common Stock Sales Agreement (“Sales Agreement”) entered into in February 2018 with H.C. Wainwright & Co., LLC (“HCW”). The Company will no longer make any sales of its common stock pursuant to the Sales Agreement unless and until a new prospectus supplement is filed with the Securities and Exchange Commission.
As of February 12, 2021, the Company had sold an aggregate of 3,784,912 shares of its common stock pursuant to the Sales Agreement for net proceeds of $9.5 million. During the three months ended March 31, 2021, the Company had not issued any shares under the Sales Agreement.
Registered Direct Offerings
In February 2021, the Company entered into a Securities Purchase Agreement (the “Institutional Purchase Agreement”) with certain institutional investors (the “Institutional Purchasers”). Pursuant to the terms of the Institutional Purchase Agreement, the Company sold to the Institutional Purchasers in a registered direct offering an aggregate of 24,906,134 shares of its common stock and warrants to purchase an aggregate of 12,453,067 shares of its common stock at a combined purchase price equal to $2.45 per share and associated warrant. Each warrant features an exercise price equal to $2.90 per share, is exercisable immediately upon issuance and will expire five years from the issuance date. Additionally, in a concurrent non-brokered registered direct offering, the Company entered into a Securities Purchase Agreement (the “Additional Purchase Agreement”) with certain accredited investors (the “Additional Purchasers”). Pursuant to the terms of the Additional Purchase Agreement, the Company sold to the Additional Purchasers an aggregate of 1,632,652 shares of its common stock and warrants to purchase an aggregate of 816,326 shares of its common stock at a combined purchase price equal to $2.45 per share and associated warrant. Each warrant features an exercise price equal to $2.90 per share, is exercisable immediately upon issuance and will expire five years from the issuance date. In connection with the registered direct offerings, the Company received gross proceeds of approximately $65.0 million.
Private Placement
In January 2021, the Company entered into a securities purchase agreement (the “January Private Placement”) with certain investors (the “January Purchasers”). Pursuant to the terms of the January Private Placement, the Company agreed to sell to the January Purchasers an aggregate of 12,500,000 shares of its common stock at a purchase price equal to $2.00 per share, along with warrants to purchase an aggregate of 6,250,000 shares of its common stock. In connection with the January Private Placement, the Company received gross proceeds of $25.0 million. Each warrant is exercisable for one share of common stock and features an exercise price equal to $2.90 per share. The warrants are exercisable immediately upon issuance and will expire five and one-half years from the issuance date.
Warrant Exercises
In January 2021, the Company issued 801,148 shares of common stock for net proceeds of $1.8 million in connection with warrant exercises associated with the April 23, 2020 securities purchase agreement and the May 25, 2020 securities purchase agreement.

Index

Stock Options and Warrants
The following table summarizes the activity for stock options and warrants for the three months ended March 31, 2021:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2020	963,700	$14.64	5.86	$—	2,638,355	$2.18	4.98	$—

Changes during the period:
Granted	155,150	1.60			19,519,393	2.90
Exercised	(7,250)	3.28			(801,148)	2.19
Forfeited	(7,017)	2.20			—	—
Expired	(82,359)	6.54			—	—
Outstanding at March 31, 2021	1,022,224	$13.48	6.67	$—	21,356,600	$2.84	4.98	$—
Vested at March 31, 2021 or expected to vest in the future	996,573	$13.77	6.60	$—	21,356,600	$2.84	4.98	$—
Vested at March 31, 2021	765,479	$17.08	5.87	$—	21,356,600	$2.80	4.98	$—

Restricted Stock
During the three months ended March 31, 2021 and 2020, the Company issued restricted stock for services as follows ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Number of restricted stock issued	300,450	156,184
Value of restricted stock issued	$478	$512

Restricted Stock Units
During the three months ended March 31, 2021 and 2020, the Company issued restricted stock units for services as follows ($ in thousands, except share data):

	Three Months Ended March 31,
	2021	2020
Number of restricted stock units issued	458,245	195,320
Value of restricted stock units issued	$729	$623

The weighted average estimated fair value of restricted stock issued for services in the three months ended March 31, 2021 and 2020 was $1.59 and $3.19 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.

Note 9 – Share-Based Compensation
Share-Based Compensation
We utilize share-based compensation in the form of stock options, restricted stock, and restricted stock units. The following table summarizes the components of share-based compensation expense for the three months ended March 31, 2021 and 2020 (in thousands):

Index

	Three Months Ended March 31,
	2021	2020
Research and development	$96	$125
General and administrative	501	442
Total share-based compensation expense	$597	$567

Total compensation cost related to non-vested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at March 31, 2021 were as follows (in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$395	$537	$575
Expected weighted-average period in years of compensation cost to be recognized	1.82	1.39	2.21

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Stock Options
	Three Months Ended March 31,
	2021	2020
Total fair value of shares vested	$397	$502
Weighted average estimated fair value of shares granted	1.08	2.16

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

Note 10– Research Funding
California Institute of Regenerative Medicine Grant Award
In February 2017, the California Institute for Regenerative Medicine ("CIRM") awarded the Company funds of up to $12.2 million to support the T-Rex Study. The funding is based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. Based on the actual number of subjects enrolled in California, the total amount of funding was revised to $8.6 million, of which $8.2 million has been received through the grant project period completion. The Company received $5.7 million in initial funding in May 2017, a $1.9 million milestone payment in December 2017, a $0.3 million progress payment in March 2018, and a $0.2 million progress payment in May 2019, of which the total was amortized over the estimated award period through July 2020 as a reduction to the related research and development expenses, with the final true up payment of $46 thousand received in September 2020 and recorded as a reduction to the related research and development expenses. During the three months ended March 31, 2021 and March 31, 2020, the Company amortized and recognized $0.0 million and $0.7 million in credits, respectively, to research and development related to CIRM funds received.

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
As of December 31, 2020, the Company had approximately $264 million of federal NOLs available to offset future taxable income expiring from 2030 through 2036. As of December 31, 2020, the Company had State NOLs available in New Jersey of $99 million, California of $70 million, and New York City of $13 million to offset future taxable income expiring from 2030

Index
through 2040. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s NOLs could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible.
The Company performed an analysis and determined that they did not have an ownership change of greater than 50% over a 3-year testing period. The last ownership change was determined to be on June 3, 2015. Based on a market capitalization of $125 million and using an applicable federal rate of 2.5%, the annual limitation would be approximately $3.0 million. Post change losses generated after June 3, 2015 would not be subject to 382 limitations.
The Company applies the FASB’s provisions for uncertain tax positions. The Company utilizes the two-step process to determine the amount of recognized tax benefit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense.
As of March 31, 2021, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.
For years prior to 2017, the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from date of filing.

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

Index
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” herein and under “Risk Factors” in our 2020 Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report and in our 2020 Form 10-K.
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
Our leadership team has decades of collective biopharmaceutical development experience. Our goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. Our current product candidates include: CLBS16, the subject of both a recently completed positive Phase 2a study and a newly initiated Phase 2b (FREEDOM) study in the U.S. for the treatment of coronary microvascular dysfunction (“CMD”); HONEDRA® (CLBS12), recipient of SAKIGAKE designation and eligible for early conditional approval in Japan for the treatment of critical limb ischemia (“CLI”) and Buerger’s disease based on the results of an ongoing clinical trial and recipient of orphan drug designation in March 2021 from the U.S. Food and Drug Administration ("FDA") for Buerger's disease; CLBS201, designed to assess the safety and efficacy of CD34+ cell therapy as a treatment for patients with pre-dialysis diabetic kidney disease (“DKD”) and OLOGO™ (CLBS14), a Regenerative Medicine Advanced Therapy (“RMAT”) designated Phase 3 ready therapy for treatment of no-option refractory disabling angina (“NORDA”).
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
Our proprietary cell technology using autologous (a patient’s own naturally occurring) CD34+ cells has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34+ cells, we seek to promote the development and formation of new microvasculature and thereby increase blood flow to the impacted area. We believe that a number of conditions caused by underlying ischemic injury can be improved through our CD34+ cell technology including but not limited to CLI, CMD, DKD and NORDA.
HONEDRA® for Treatment of Critical Limb Ischemia
Our randomized and open-label, registration-eligible study of HONEDRA® in Japan for the treatment of CLI has shown strong results to date. The initial responses observed in the subjects who have reached an endpoint in this open label study are consistent with a positive therapeutic effect and safety profile as reported by previously published clinical trials in Japan. The study's enrollment continues to be been slowed by the COVID-19 pandemic's impact in Japan, however, we are encouraged by the patient pre-screening pipeline and continue to make progress towards study completion, the exact date of which is impossible to predict given the continuing impact of COVID-19 on clinical trials like ours in Japan. While the final outcome of the trial will depend on all data from all subjects, data, to date, are very encouraging.
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

Index
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
CLBS201 for Treatment of Diabetic Kidney Disease
We have prepared an initial development plan for the clinical study of CLBS201, a CD34+ investigational product for administration into the renal arteries to slow the deterioration or reverse the decline of renal function in patients with diabetic kidney disease ("DKD") who, although at a pre-dialysis stage, exhibit rapidly progressive disease. Progressive kidney failure is associated with attrition of the microcirculation of the kidney. Pre-clinical studies in kidney disease and injury models have demonstrated that protection or replenishment of the microcirculation results in improved kidney function. A Phase 2 proof of concept, randomized, placebo-controlled study is planned for initiation in the second half of 2021.
OLOGO™ for Treatment of No Option Refractory Disabling Angina
We acquired the rights to data and regulatory filings for a CD34+ cell therapy program for refractory angina that had been advanced to Phase 3 by a previous sponsor.
Based on the clinical evidence from the completed studies that a single administration of OLOGO™ reduces mortality, improves angina and increases exercise capacity in patients with otherwise untreatable angina, this product received Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA. We continue to seek an agreement with the FDA on the design of a Phase 3 study of appropriate and practical size and scope which, in combination with previously filed Phase 1, 2 and 3 data, will be considered for the registration of OLOGO™. Notably, the RMAT designation affords the product a 6-month review time for a biologics license application ("BLA"), once submitted.
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
Coronavirus Considerations
In December 2019, a novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, was reported to have surfaced in China. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the world's economies began to experience pronounced effects. Despite the FDA approval of multiple COVID-19 vaccines in late 2020, there remains uncertainty around the extent and duration of disruption and any future related financial impact cannot be reasonably estimated at this time. In response to the pandemic, we have implemented universal work from home as well as stringent social distancing and other hygiene policies for employees when they must be in the office. Our clinical study of HONEDRA® in Japan has experienced significant delays in enrollment due to the “State of Emergency” in effect in Japan for most of 2020 and re-implemented in Japan on January 7, 2021 through March 21, 2021 covering Tokyo and other regions in response to increased number of COVID-19 patients. Due to recently reported large increases in COVID-19 cases in Japan, a renewed “State of Emergency” has been implemented again on April 25, 2021 through May 11, 2021. This newly reinstated “State of Emergency” continues negatively to impact enrollment of the on-going clinical trial.
Results of Operations
 Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
 Overall, net losses were $8.1 million for the three months ended March 31, 2021, compared to net loss of $4.0 million for the three months ended March 31, 2020.

Index
Operating Expenses
For the three months ended March 31, 2021, operating expenses totaled $8.1 million compared to $4.1 million for the three months ended March 31, 2020, representing an increase of 99%. Operating expenses comprised the following:
•Research and development expenses were approximately $5.1 million for the three months ended March 31, 2021, compared to $1.5 million for the three months ended March 31, 2020, representing an increase of $3.6 million or 239%. Research and development in both periods focused on the advancement of our ischemic repair platform and related to:
◦ongoing registration-eligible study expenses for HONEDRA® in critical limb ischemia in Japan, whereby we continue to focus spending on our patient enrollment. We have experienced significant delays in enrollment in that study due to the “State of Emergency” in effect in Japan for most of 2020 and re-implemented in Japan on January 7, 2021 through March 21, 2021 covering Tokyo and other regions in response to increased number of COVID-19 patients as well as a severe shortage of beds in intensive care units (and other hospital beds) affecting all of our clinical sites. We continue to make progress towards study completion;
◦expenses associated with the proof-of-concept study for CLBS16 in coronary microvascular dysfunction, whereby study enrollment was completed in the second quarter of 2019 and full results reported in May 2020 and continuing efforts to advance our CLBS16 Phase 2b study (the FREEDOM study) which commenced in the fourth quarter of 2020 with the first patient in the study treated in January 2021; and
◦expenses associated with the preparation of our filing of an IND for the clinical study of CLBS201 for Treatment of Diabetic Kidney Disease. A Phase 2 proof of concept, randomized, placebo-controlled study is planned for initiation in the second half of 2021.
•General and administrative expenses were approximately $3.0 million for the three months ended March 31, 2021, compared to $2.6 million for the three months ended March 31, 2020, representing an increase of 18%. Our general and administrative expenses focus on general corporate-related activities.
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

Index
Analysis of Liquidity and Capital Resources
  March 31, 2021, we had cash, cash equivalents and marketable securities of approximately $111.5 million, working capital of approximately $109.6 million, and stockholders’ equity of approximately $110.3 million.
 During the three months ended March 31, 2021, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash used in or provided by, operating, investing and financing activities were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(7,975)	$(4,241)
Net cash (used in) provided by investing activities	(65,090)	11,102
Net cash provided by (used in) financing activities	85,297	(148)

Operating Activities
Our cash used in operating activities during the three months ended March 31, 2021 was $8.0 million, which is comprised of (i) our net loss of $8.1 million, adjusted for non-cash expenses totaling $0.9 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities using approximately $0.8 million.
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
Investing Activities
Our cash used in investing activities during the three months ended March 31, 2021 totaled $65.1 million and was primarily due to net purchases of marketable securities (net of sales of marketable securities).
Our cash provided by investing activities during the three months ended March 31, 2020 totaled $11.1 million and was primarily due to net proceeds from sales of marketable securities (net of purchases of marketable securities).
Financing Activities
Our cash provided by financing activities during the three months ended March 31, 2021 primarily consisted of (i) net proceeds of $23.1 million through the issuance of common shares and warrants in our January 2021 private placement, (ii) net proceeds of $1.8 million in connection with warrant exercises, (iii) net proceeds of $60.6 million through the issuance of common shares and warrants in both of our February 2021 registered direct offerings, which was partially offset by tax withholding-related payments on net share settlement equity awards to employees.
Our cash used in financing activities during the three months ended March 31, 2020 consisted of tax withholding-related payments on net share settlement equity awards to employees.
Liquidity and Capital Requirements Outlook
To meet our short and long-term liquidity needs, we expect to use existing cash balances and a variety of other means. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets. Our history of operating losses and liquidity challenges may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. We will also continue to seek, as appropriate, grants for scientific and clinical studies from various governmental agencies and foundations, and other sources of non-dilutive funding. We believe that our cash on hand will enable us to fund operating expenses for at least the next 12 months following the issuance of our financial statements considering the assumption that any initiation of an OLOGOTM Phase 3 study is contingent on reaching agreement with the FDA on a study design of appropriate and practical size and scope.

Index
In February 2021, we entered into a Securities Purchase Agreement (the “Institutional Purchase Agreement”) with certain institutional investors (the “Institutional Purchasers”). Pursuant to the terms of the Institutional Purchase Agreement, we sold to the Institutional Purchasers in a registered direct offering an aggregate of 24,906,134 shares of our common stock and warrants to purchase an aggregate of 12,453,067 shares of our common stock at a combined purchase price equal to $2.45 per share and associated warrant. Each warrant features an exercise price equal to $2.90 per share, is exercisable immediately upon issuance and will expire five years from the issuance date. Additionally, in a concurrent non-brokered registered direct offering, we entered into a Securities Purchase Agreement (the “Additional Purchase Agreement”) with certain accredited investors (the “Additional Purchasers”). Pursuant to the terms of the Additional Purchase Agreement, we sold to the Additional Purchasers an aggregate of 1,632,652 shares of our common stock and warrants to purchase an aggregate of 816,326 shares of our common stock at a combined purchase price equal to $2.45 per share and associated warrant. Each warrant features an exercise price equal to $2.90 per share, is exercisable immediately upon issuance and will expire five years from the issuance date. The closing of the offerings occurred on February 17, 2021. In connection with the registered direct offerings, we received gross proceeds of approximately $65.0 million.
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
In March 2019, we and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $26.0 million, subject to certain limitations and conditions set forth in the Purchase Agreement (the “Offering”). As consideration for entering into the Purchase Agreement, we issued to Lincoln Park an additional 181,510 shares of common stock as commitment shares. Pursuant to the Purchase Agreement, Lincoln Park purchased 250,000 shares of common stock, at a price of $4.00 per share, for a total gross purchase price of $1.0 million (the “Initial Purchase”) upon commencement. Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement, we have the right, from time to time, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2,500,000, unless we and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a “Regular Purchase”). If we direct Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, we may direct Lincoln Park in an “accelerated purchase” to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day. As of March 31, 2021, we had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2021, compared to those reported in our 2020 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES
(a)  Disclosure Controls and Procedures
Disclosure controls and procedures are the controls and other procedures we have designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Compliance Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
As of March 31, 2021, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Compliance Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Compliance Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Compliance Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)  Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during our last quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There are no material changes to the disclosures previously reported in our 2020 Form 10-K.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously reported in our 2020 Form 10-K. See the risk factors set forth in our 2020 Annual Report on Form 10-K under the caption "Item 1 A - Risk Factors."

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

CALADRIUS BIOSCIENCES, INC.
May 6, 2021	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Index
CALADRIUS BIOSCIENCES, INC.
FORM 10-Q

Exhibit Index

10.1		Form of Securities Purchase Agreement, dated as of January 21, 2021, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 25, 2021).
10.2		Form of Registration Rights Agreement, dated as of January 21, 2021, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 25, 2021).
10.3		Form of Institutional Securities Purchase Agreement, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on February 16, 2021).
10.4		Form of Institutional Additional Securities Purchase Agreement, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on February 16, 2021).
31.1	*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	**	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
_______________

*	Filed herewith.
**	Furnished herewith.