Form 10-Q
period 2021-06-30
CALADRIUS BIOSCIENCES, INC.
filed 2021-08-05
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2021
Common stock, $0.001 par value per share	59,517,458	shares

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

Index

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Cash and cash equivalents	$12,935	$16,512
Marketable securities	93,155	18,061
Prepaid and other current assets	1,990	758
Total current assets	108,080	35,331
Property and equipment, net	84	57
Other assets	450	614
Total assets	$108,614	$36,002

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$1,242	$1,020
Accrued liabilities	2,614	2,486
Total current liabilities	3,856	3,506
Other long-term liabilities	79	254
Total liabilities	3,935	3,760
Commitments and Contingencies

Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 0.001 share of common stock, $0.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; issued 59,528,538 and 19,389,413 shares at June 30, 2021 and December 31, 2020, respectively; and outstanding, 59,517,458 and 19,378,333 shares at June 30, 2021 and December 31, 2020, respectively	60	19
Additional paid-in capital	544,893	458,748
Treasury stock, at cost; 11,080 shares at June 30, 2021 and December 31, 2020	(708)	(708)
Accumulated deficit	(439,295)	(425,550)
Accumulated other comprehensive loss	(17)	(13)
Total Caladrius Biosciences, Inc. stockholders' equity	104,933	32,496
Noncontrolling interests	(254)	(254)
Total stockholders' equity	104,679	32,242
Total liabilities and stockholders' equity	$108,614	$36,002
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Expenses:
Research and development	$4,329	$1,818	$9,405	$3,317
General and administrative	2,818	2,474	5,828	5,032
Total operating expenses	7,147	4,292	15,233	8,349

Operating loss	(7,147)	(4,292)	(15,233)	(8,349)

Other income (expense):
Investment income, net	47	22	70	93
Other expense, net	(90)	—	(90)	—
Total other (expense) income	(43)	22	(20)	93

Net loss before benefit from income taxes and noncontrolling interests	(7,190)	(4,270)	(15,253)	(8,256)
Benefit from income taxes	(1,508)	(10,872)	(1,508)	(10,872)
Net (loss) income	$(5,682)	$6,602	$(13,745)	$2,616
Less - net income attributable to noncontrolling interests	—	4	—	8
Net (loss) income attributable to Caladrius Biosciences, Inc. common stockholders	$(5,682)	$6,598	$(13,745)	$2,608

Basic and diluted (loss) income per share
Caladrius Biosciences, Inc. common stockholders	$(0.10)	$0.50	$(0.27)	$0.22

Weighted average common shares outstanding
Basic and diluted shares	59,510	13,151	50,862	11,880

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(5,682)	$6,602	$(13,745)	$2,616

Other comprehensive loss:
Available for sale securities - net unrealized loss	(4)	(9)	(4)	(9)
Total other comprehensive loss	(4)	(9)	(4)	(9)

Comprehensive (loss) income	(5,686)	6,593	(13,749)	2,607

Comprehensive income attributable to noncontrolling interests	—	4	—	8

Comprehensive (loss) income attributable to Caladrius Biosciences, Inc. common stockholders	$(5,686)	$6,589	$(13,749)	$2,599

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	10	$—	59,510	$60	$544,601	$(72)	$(433,613)	$(708)	$110,268	$(254)	$110,014
Net loss	—	—	—	—	—	—	(5,682)	—	(5,682)	—	(5,682)
Unrealized gain on marketable securities	—	—	—	—	—	55	—	—	55	—	55
Share-based compensation	—	—	—	—	270	—	—	—	270	—	270
Net proceeds from issuance of common stock	—		19	—	22	—	—	—	22	—	22
Balance at June 30, 2021	10	$—	59,529	$60	$544,893	$(17)	$(439,295)	$(708)	$104,933	$(254)	$104,679

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	10	$—	19,389	$19	$458,748	$(13)	$(425,550)	$(708)	$32,496	$(254)	$32,242
Net loss	—	—	—	—	—	—	(13,745)	—	(13,745)	—	(13,745)
Unrealized loss on marketable securities	—	—	—	—	—	(4)	—	—	(4)	—	(4)
Share-based compensation	—	—	273	—	683	—	—	—	683	—	683
Net proceeds from issuances of common stock and warrants	—	—	39,860	41	85,438	—	—	—	85,479	—	85,479
Proceeds from option exercises	—	—	7	—	24	—	—	—	24	—	24
Balance at June 30, 2021	10	$—	59,529	$60	$544,893	$(17)	$(439,295)	$(708)	$104,933	$(254)	$104,679

Index

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	10	$—	10,639	$11	$439,330	$—	$(421,390)	$(708)	$17,243	$(259)	$16,984
Net income	—	—	—	—	—	—	6,598	—	6,598	4	6,602
Unrealized loss on marketable securities	—	—	—	—	—	(7)	—	—	(7)	—	(7)
Share-based compensation	—	—	(4)	—	294	—	—	—	294	—	294
Net proceeds from issuances of common stock and warrants	—	—	4,950	5	9,678	—	—	—	9,683	—	9,683
Balance at June 30, 2020	10	$—	15,585	$16	$449,302	$(7)	$(414,792)	$(708)	$33,811	$(255)	$33,556

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	10	$—	10,529	$11	$438,911	$2	$(417,400)	$(708)	$20,816	$(263)	$20,553
Net income	—	—	—	—	—	—	2,608	—	2,608	8	2,616
Unrealized loss on marketable securities	—	—	—	—	—	(9)	—	—	(9)	—	(9)
Share-based compensation	—	—	106	—	713	—	—	—	713	—	713
Net proceeds from issuances of common stock and warrants	—	—	4,950	5	9,678	—	—	—	9,683	—	9,683
Balance at Jun 30, 2020	10	$—	15,585	$16	$449,302	$(7)	$(414,792)	$(708)	$33,811	$(255)	$33,556

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(13,745)	$2,616
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	867	861
Depreciation and amortization	33	30
Accretion on marketable securities	1,133	40
Changes in operating assets and liabilities:
Prepaid and other current assets	(1,232)	(920)
Other assets	166	308
Accounts payable, accrued liabilities and other liabilities	176	(2,673)
Net cash (used in) provided by operating activities	(12,602)	262
Cash flows from investing activities:
Purchase of marketable securities	(105,792)	(8,235)
Sale of marketable securities	29,558	11,104
Purchase of property and equipment	(60)	(14)
Net cash (used in) provided by investing activities	(76,294)	2,855
Cash flows from financing activities:
Proceeds from exercise of options	24	—
Tax withholding payments on net share settlement equity awards	(184)	(148)
Net proceeds from issuance of common stock	85,479	9,683
Net cash provided by financing activities	85,319	9,535
Net (decrease) increase in cash and cash equivalents	(3,577)	12,652
Cash and cash equivalents at beginning of period	16,512	14,032
Cash and cash equivalents at end of period	$12,935	$26,684

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
The Company's leadership team has decades of collective biopharmaceutical development experience. Its goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. The Company’s current product candidates include:
•CLBS16, the subject of both a recently completed positive Phase 2a study (ESCaPE-CMD) and a newly initiated Phase 2b (FREEDOM Trial) study in the United States for the treatment of coronary microvascular dysfunction (“CMD”);
•HONEDRA® (CLBS12), recipient of SAKIGAKE designation and eligible for early conditional approval in Japan for the treatment of critical limb ischemia (“CLI”) and Buerger’s disease based on the results of an ongoing clinical trial. CLBS12 was the recipient of orphan drug designation in March 2021 from the U.S. Food and Drug Administration ("FDA") for Buerger's disease;
•CLBS201, designed to assess the safety and efficacy of CD34+ cell therapy as a treatment for patients with pre-dialysis diabetic kidney disease (“DKD”); and
•OLOGO™ (CLBS14), a Regenerative Medicine Advanced Therapy (“RMAT”) designated Phase 3 ready therapy for treatment of no-option refractory disabling angina (“NORDA”).
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
The Company's proprietary cell technology using autologous (a patient’s own naturally occurring) CD34+ cells has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34+ cells, the Company seeks to promote the development and formation of new microvasculature and thereby increase blood flow to the impacted area. The Company believes that a number of conditions caused by underlying ischemic injury can be improved through our CD34+ cell technology including but not limited to Buerger's disease, CLI, CMD, DKD and NORDA.
HONEDRA® for Treatment of Critical Limb Ischemia
The Company's randomized and open-label, registration-eligible study of HONEDRA® in Japan for the treatment of CLI has shown positive results to date. The initial responses observed in the subjects who have reached an endpoint in this open label study are consistent with a positive therapeutic effect and safety profile as reported by previously published clinical trials in Japan. The study's enrollment continues to be curtailed by the COVID-19 pandemic's impact in Japan; however, the Company is encouraged by the patient pre-screening pipeline and, despite the continually extending States of Emergency in Japan announced by the Japanese government, continues to make progress, albeit slowly, towards study completion, the exact date of which is impossible to predict given the continuing impact of COVID-19 on clinical trials like ours in Japan.
CLBS16 for Treatment of Coronary Microvascular Dysfunction
In 2017, with the assistance of a $1.9 million grant from the National Institutes of Health (Award Number R44HL135889), the Company initiated its program for CLBS16 for the treatment of CMD, a disease that afflicts millions of patients with no current targeted treatment options. That study, the ESCaPE-CMD Trial, was a Phase 2a proof-of-concept study that enrolled patients at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center in Los Angeles, CA. That data showed a

Index
positive therapeutic effect with a statistically significant improvement in angina frequency, coronary flow reserve, Canadian Cardiovascular Society Angina Class and Seattle Angina Questionnaire scores, as well as an acceptable safety profile. The full data set from that study was presented at the SCAI 2020 Scientific Sessions Virtual Conference on May 14, 2020 by Dr. Timothy Henry, FACC, of the Christ Hospital in Cincinnati, Ohio. In December 2020, the Company commenced enrollment in its Phase 2b FREEDOM Trial of CLBS16 as a therapy for CMD. The first patient in the study was subsequently treated in January 2021 at The Christ Hospital Health Network in Cincinnati, Ohio. This 105-patient, double-blind randomized and placebo-controlled clinical trial is designed to further evaluate the efficacy and safety of intracoronary delivery of autologous CD34+ cells in subjects with CMD and without obstructive coronary artery disease. To the Company's knowledge, this is the first controlled regenerative medicine trial in CMD.
Investigator and potential subject response to the FREEDOM Trial has been favorable and early enrollment proceeded according to plan. However, the continued impact of the COVID-19 pandemic, including the resurgence of cases occurring in select areas throughout the United States, has contributed to a general slowing of enrollment. Further work with investigators and subject feedback also led the Company to propose to the FDA amendments to the FREEDOM Trial protocol, as originally written, to enhance the breadth and speed of subject enrollment, including by broadening the array of available techniques acceptable for diagnosing CMD. These changes notwithstanding, based on the uncertainty that remains surrounding the future impact of the COVID-19 pandemic on potential patient recruitment, as well as on accessibility of investigator sites, the Company now projects enrollment completion for the FREEDOM Trial to occur in the third quarter of 2022 with final data (based on the 6 month assessment of all subjects) expected by the second quarter of 2023.
CLBS201 for Treatment of Diabetic Kidney Disease
The Company has prepared an initial development plan for the clinical study of CLBS201, a CD34+ investigational product for administration via the renal arteries to slow the deterioration, or, ideally, reverse the decline of, renal function in patients with diabetic kidney disease ("DKD") who, although still pre-dialysis, exhibit rapidly progressive stage 3b disease. Progressive kidney failure is associated with attrition of the microcirculation of the kidney. Pre-clinical studies in kidney disease and injury models have demonstrated that protection or replenishment of the microcirculation results in improved kidney function. A Phase 2 proof of concept, randomized, placebo-controlled study for the stage 3b chronic kidney disease patient population is planned to initiate in the second half of 2021. The protocol, pending final central institutional review board approval, calls for a six subject open-label treatment run-in arm in which patients will be treated sequentially, to be completed, evaluated and cleared for continuation by the study’s data safety monitoring board prior to initiating the 40 patient randomized, placebo-controlled, double blinded portion of the trial. The Company is projecting that safety data for the six subject run-in arm will be complete by the second quarter of 2022.
OLOGO™ for Treatment of No Option Refractory Disabling Angina
The Company acquired the rights to data and regulatory filings for a CD34+ cell therapy program for refractory angina that had been advanced to Phase 3 by a previous sponsor.
Based on the clinical evidence from the completed studies that a single administration of OLOGO™ reduces mortality, improves angina and increases exercise capacity in patients with otherwise untreatable angina, this product received Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA. Discussions with the FDA have resulted in a rejection of the Company's efforts to reduce the FDA requirement of a 400-patient phase 3 study for registration (including an arm of 50 standard of care patients and an arm of 150 placebo patients), despite data showing that the NORDA population is orphan in size. Because enrollment of a study of this magnitude and design is projected to take many years, if executable at all, the Company has decided not to pursue a phase 3 program for OLOGO on its own but will continue to seek a partner to execute the study.
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
Coronavirus Considerations
In December 2019, a novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, was reported to have surfaced in China. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the world's economies began to experience pronounced effects. Despite the FDA approval of multiple COVID-19 vaccines in late 2020,

Index
there remains uncertainty around the extent and duration of disruption and any future related financial impact cannot reasonably be estimated at this time. In response to the COVID-19 pandemic, the Company has implemented universal work from home as well as stringent social distancing and other hygiene policies for employees when they must be in the office. The Company's clinical study of HONEDRA® in Japan has experienced significant delays in enrollment due to the “State of Emergency” in effect in Japan for most of 2020 and reimplemented in Japan on January 7, 2021 through March 21, 2021 covering Tokyo and other regions in response to an increased number of COVID-19 patients. Due to reported increases in COVID-19 cases and a low rate of vaccination in Japan, a "State of Emergency" was renewed on April 25, 2021 through May 11, 2021 and then reimplemented in Tokyo from July 12, 2021 through August 22, 2021. This newly reinstated “State of Emergency” continues negatively to impact enrollment of the ongoing clinical trial.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2021, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2020 and 2019 included in our 2020 Form 10-K. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Note 2 – Summary of Significant Accounting Policies
In addition to the policies below, the Company's significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in its 2020 Form 10-K. There were no changes to these policies during the three and six months ended June 30, 2021.
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
Share-Based Compensation
The Company expenses all share-based payment awards to employees, directors, and consultants, including grants of stock options, warrants, and restricted stock, over the requisite service period based on the grant date fair value of the awards. Consultant awards are remeasured each reporting period through vesting. For awards with performance-based vesting criteria, the Company estimates the probability of achievement of the performance criteria and recognizes compensation expense related to those awards expected to vest. The Company determines the fair value of option awards using the Black-Scholes option-

Index
pricing model which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options or warrants. The fair value of the Company’s restricted stock and restricted stock units is based on the closing market price of the Company’s common stock on the date of grant.
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

Note 3 – Available-for-Sale-Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	June 30, 2021				December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$53,287	$4	$(17)	$53,274	$8,406	$—	$(7)	$8,399
Money market funds	7,922	—	—	7,922	7,591	—	—	7,591
Municipal debt securities	41,017	1	(6)	41,012	14,753	—	(6)	14,747
Total	$102,226	$5	$(23)	$102,208	$30,750	$—	$(13)	$30,737

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in our Consolidated Balance Sheets (in thousands):

	June 30, 2021	December 31, 2020
Cash equivalents	$9,053	$12,676
Marketable securities	93,155	18,061
Total	$102,208	$30,737

The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in thousands):

	June 30, 2021
	Amortized Cost	Estimated Fair Value
Less than one year	$102,162	$102,144
Greater than one year	64	64
Total	$102,226	$102,208

Note 4 – Income (Loss) Per Share
For the three and six months ended June 30, 2021, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive. For the three and six months ended June 30, 2020, the Company reported net income in each period. However, no common stock equivalents were utilized in the calculation of diluted income per share since any conversion as of June 30, 2020 would have been anti-dilutive. At June 30, 2021 and 2020, the Company excluded the following potentially dilutive securities (in thousands):

Index

	June 30,
	2021	2020
Stock Options	1,005	1,161
Warrants	21,357	2,154
Restricted Stock Units	798	313

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
The following table sets forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands).

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$93,155	$—	$93,155	$—	$18,061	$—	$18,061
	$—	$93,155	$—	$93,155	$—	$18,061	$—	$18,061

Note 6 – Accrued Liabilities
Accrued liabilities as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021	December 31, 2020
Salaries, employee benefits and related taxes	$1,389	$1,716
Operating lease liabilities — current	366	370
Other	859	400
Total	$2,614	$2,486

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

Index
Operating lease liabilities and right-of-use assets were recorded in the following captions of our balance sheet were as follows (in thousands):

	June 30, 2021	December 31, 2020
Right-of Use Assets:
Other assets	$408	$574
Total Right-of-Use Asset	$408	$574

Operating Lease Liabilities:
Accrued liabilities	$366	$370
Other long-term liabilities	79	254
Total Operating Lease Liabilities	$445	$624

As of June 30, 2021, the weighted average remaining lease term for our operating leases was 1.3 years, and the weighted average discount rate for our operating leases was 9.625%. Future minimum lease payments under the lease agreements as of June 30, 2021 were as follows (in thousands):

Years ended	Operating Leases
2021	208
2022	239
2023	27
Total lease payments	474
Less: Amounts representing interest	(29)
Present value of lease liabilities	$445

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

Index
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
As of June 30, 2021, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.
Common Stock Sales Agreement
In February 2018, the Company entered into a common stock sales agreement with H.C. Wainwright & Co., LLC ("HCW") as sales agent, which was subsequently amended in August 2018 (the "Sales Agreement"), in connection with an “at the market offering” under which the Company from time to time could offer and sell shares of its common stock having an aggregate offering price of not more than $25.0 million.
The Company provided HCW with customary indemnification rights, and HCW was entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold.
On February 12, 2021, the Company suspended the use of the at-the-market transactions facility and terminated the continuous offering pursuant to the Sales Agreement.
As of the termination of the Sales Agreement on February 12, 2021, the Company had sold an aggregate of 3,784,912 shares of its common stock pursuant to the Sales Agreement for net proceeds of $9.5 million. During the six months ended June 30, 2021, the Company had not issued any shares under the Sales Agreement.
At The Market Offering Agreement
On June 4, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with HCW, as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $50.0 million. During the three months ended June 30, 2021, the Company had not issued any shares under the ATM Agreement.
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

Index
Stock Options and Warrants
The following table summarizes the activity for stock options and warrants for the six months ended June 30, 2021:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2020	963,700	$14.64	5.86	$—	2,638,355	$2.18	4.98	$—

Changes during the period:
Granted	176,875	1.59			19,519,393	2.90
Exercised	(7,250)	3.28			(801,148)	2.19
Forfeited	(19,492)	1.92			—	—
Expired	(108,624)	34.28			—	—
Outstanding at June 30, 2021	1,005,209	$10.55	6.63	$5.1	21,356,600	$2.84	4.88	$—
Vested at June 30, 2021 or expected to vest in the future	984,976	$10.72	6.58	$4.9	21,356,600	$2.84	4.88	$—
Vested at June 30, 2021	743,847	$13.31	5.82	$0.7	21,356,600	$2.84	4.88	$—

Restricted Stock
During the six months ended June 30, 2021 and 2020, the Company issued restricted stock for services as follows ($ in thousands):

	Six Months Ended June 30,
	2021	2020
Number of restricted stock issued	300,450	156,184
Value of restricted stock issued	$478	$512

The vesting terms of restricted stock issuances are generally between one to four years.

Restricted Stock Units
During the six months ended June 30, 2021 and 2020, the Company issued restricted stock units for services as follows ($ in thousands, except share data):

	Six Months Ended June 30,
	2021	2020
Number of restricted stock units issued	458,245	195,320
Value of restricted stock units issued	$729	$623

The weighted average estimated fair value of restricted stock issued for services in the six months ended June 30, 2021 and 2020 was $1.59 and $3.19 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.

Note 9 – Share-Based Compensation
Share-Based Compensation
We utilize share-based compensation in the form of stock options, restricted stock, and restricted stock units. The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2021 and 2020 (in thousands):

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$24	$56	$120	$181
General and administrative	246	239	747	680
Total share-based compensation expense	$270	$295	$867	$861

Total compensation cost related to non-vested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at June 30, 2021 were as follows (in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$338	$407	$493
Expected weighted-average period in years of compensation cost to be recognized	1.73	1.26	2.01

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Stock Options
	Six Months Ended June 30,
	2021	2020
Total fair value of shares vested	$407	$515
Weighted average estimated fair value of shares granted	$1.08	$2.12

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

Note 10– Research Funding
California Institute of Regenerative Medicine Grant Award
In February 2017, the California Institute for Regenerative Medicine ("CIRM") awarded the Company funds of up to $12.2 million to support The Sanford Project: T-Rex Study, a prospective, randomized, placebo-controlled, double-blind Phase 2 clinical trial to evaluate the safety and efficacy of CLBS03 as a treatment for recent-onset type 1 diabetes. The funding is based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. Based on the actual number of subjects enrolled in California, the total amount of funding was revised to $8.6 million, of which $8.2 million has been received through the grant project period completion. The Company received $5.7 million in initial funding in May 2017, a $1.9 million milestone payment in December 2017, a $0.3 million progress payment in March 2018, and a $0.2 million progress payment in May 2019, of which the total was amortized over the estimated award period through July 2020 as a reduction to the related research and development expenses, with the final true up payment of $46 thousand received in September 2020 and recorded as a reduction to the related research and development expenses. During the three and six months ended June 30, 2021 and June 30, 2020, the Company amortized and recognized $0.0 million and $0.7 million in credits, respectively, to research and development related to CIRM funds received.

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
As of December 31, 2020, the Company had approximately $264 million of federal NOLs available to offset future taxable income expiring from 2030 through 2036. As of December 31, 2020, the Company had State NOLs available in New Jersey of

Index
$99 million, California of $70 million, and New York City of $13 million to offset future taxable income expiring from 2030 through 2040. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s NOLs could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible.
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
As of June 30, 2021, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.
For years prior to 2017, the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from date of filing.
In February 2021, the Company received preliminary approval from the New Jersey Economic Development Authority ("NJEDA") to participate in the Technology Business Tax Certificate Transfer Program (the "Program"). The Program permits qualified companies to sell a percentage of their New Jersey net operating losses ("NJ NOLs") to unrelated profitable corporations. On April 12, 2021, the Company received final approval from NJEDA to sell a portion of our NJ NOLs, which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $1.4 million. The $1.5 million of our NJ NOL related tax benefits ("NJ NOL Tax Benefits") have been recorded as a benefit from income taxes and the loss on sale of $0.1 million recorded in other income (expense) in the consolidated financial statements.

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
Our leadership team has decades of collective biopharmaceutical development experience. Our goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. Our current product candidates include:
•CLBS16, the subject of both a recently completed positive Phase 2a study (ESCaPE-CMD) and a newly initiated Phase 2b (FREEDOM Trial) study in the United States for the treatment of coronary microvascular dysfunction (“CMD”);
•HONEDRA® (CLBS12), recipient of SAKIGAKE designation and eligible for early conditional approval in Japan for the treatment of critical limb ischemia (“CLI”) and Buerger’s disease based on the results of an ongoing clinical trial. CLBS was the recipient of orphan drug designation in March 2021 from the U.S. Food and Drug Administration ("FDA") for Buerger's disease;
•CLBS201, designed to assess the safety and efficacy of CD34+ cell therapy as a treatment for patients with pre-dialysis diabetic kidney disease (“DKD”); and
•OLOGO™ (CLBS14), a Regenerative Medicine Advanced Therapy (“RMAT”) designated Phase 3 ready therapy for treatment of no-option refractory disabling angina (“NORDA”).
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
Our proprietary cell technology using autologous (a patient’s own naturally occurring) CD34+ cells has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34+ cells, we seek to promote the development and formation of new microvasculature and thereby increase blood flow to the impacted area. We believe that a number of conditions caused by underlying ischemic injury can be improved through our CD34+ cell technology including but not limited to Buerger's disease, CLI, CMD, DKD and NORDA.
HONEDRA® for Treatment of Critical Limb Ischemia
Our randomized and open-label, registration-eligible study of HONEDRA® in Japan for the treatment of CLI has shown positive results to date. The initial responses observed in the subjects who have reached an endpoint in this open label study are consistent with a positive therapeutic effect and safety profile as reported by previously published clinical trials in Japan. The study's enrollment continues to be curtailed by the COVID-19 pandemic's impact in Japan; however, we are encouraged by the patient pre-screening pipeline and, despite the continually extending States of Emergency in Japan announced by the Japanese government, continues to make progress, albeit slowly, towards study completion, the exact date of which is impossible to predict given the continuing impact of COVID-19 on clinical trials like ours in Japan. While the final outcome of the trial will depend on all data from all subjects, data, to date, are encouraging.

Index
CLBS16 for Treatment of Coronary Microvascular Dysfunction
In 2017, with the assistance of a $1.9 million grant from the National Institutes of Health (Award Number R44HL135889), we initiated our program for CLBS16 for the treatment of CMD, a disease that afflicts millions of patients with no current targeted treatment options. That study, the ESCaPE-CMD Trial, was a Phase 2a proof-of-concept study that enrolled patients at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center in Los Angeles, CA. That data showed a positive therapeutic effect with a statistically significant improvement in angina frequency, coronary flow reserve, Canadian Cardiovascular Society Angina Class and Seattle Angina Questionnaire scores, as well as an acceptable safety profile. The full data set from that study was presented at the SCAI 2020 Scientific Sessions Virtual Conference on May 14, 2020 by Dr. Timothy Henry, FACC, of the Christ Hospital in Cincinnati, Ohio. In December 2020, we commenced enrollment in our Phase 2b FREEDOM Trial of CLBS16 as a therapy for CMD. The first patient in the study was subsequently treated in January 2021 at The Christ Hospital Health Network in Cincinnati, Ohio. This 105-patient, double-blind randomized and placebo-controlled clinical trial is designed to further evaluate the efficacy and safety of intracoronary delivery of autologous CD34+ cells in subjects with CMD and without obstructive coronary artery disease. To our knowledge, this is the first controlled regenerative medicine trial in CMD.
Investigator and potential subject response to the FREEDOM Trial has been favorable and early enrollment proceeded according to plan. However, the continued impact of the COVID-19 pandemic, including the resurgence of cases occurring in select areas throughout the United States, has contributed to a general slowing of enrollment. Further work with investigators and subject feedback also led us to propose to the FDA amendments to the FREEDOM Trial protocol, as originally written, to enhance the breadth and speed of subject enrollment, including by broadening the array of available techniques acceptable for diagnosing CMD. These changes notwithstanding, based on the uncertainty that remains surrounding the future impact of the COVID-19 pandemic on potential patient recruitment, as well as on accessibility of investigator sites, we now project enrollment completion for the FREEDOM Trial to occur in the third quarter of 2022 with final data (based on the six month assessment of all subjects) expected by the second quarter of 2023.
CLBS201 for Treatment of Diabetic Kidney Disease
We have prepared an initial development plan for the clinical study of CLBS201, a CD34+ investigational product for administration via the renal arteries to slow the deterioration, or, ideally, reverse the decline of, renal function in patients with diabetic kidney disease ("DKD") who, although still pre-dialysis, exhibit rapidly progressive stage 3b disease. Progressive kidney failure is associated with attrition of the microcirculation of the kidney. Pre-clinical studies in kidney disease and injury models have demonstrated that protection or replenishment of the microcirculation results in improved kidney function. A Phase 2 proof of concept, randomized, placebo-controlled study for the stage 3b chronic kidney disease patient population is planned to initiate in the second half of 2021. The protocol, pending final central institutional review board approval, calls for a six subject open-label treatment run-in arm in which patients will be treated sequentially, to be completed, evaluated and cleared for continuation by the study’s data safety monitoring board prior to initiating the 40 patient randomized, placebo-controlled, double blinded portion of the trial. We are projecting that safety data for the six subject run-in arm will be complete by the second quarter of 2022.
OLOGO™ for Treatment of No Option Refractory Disabling Angina
We acquired the rights to data and regulatory filings for a CD34+ cell therapy program for refractory angina that had been advanced to Phase 3 by a previous sponsor.
Based on the clinical evidence from the completed studies that a single administration of OLOGO™ reduces mortality, improves angina and increases exercise capacity in patients with otherwise untreatable angina, this product received Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA. Discussions with the FDA have resulted in a rejection of our efforts to reduce the FDA requirement of a 400-patient phase 3 study for registration (including an arm of 50 standard of care patients and an arm of 150 placebo patients), despite data showing that the NORDA population is orphan in size. Because enrollment of a study of this magnitude and design is projected to take many years, if executable at all, we have decided not to pursue a phase 3 program for OLOGO on our own but will continue to seek a partner to execute the study.
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

Index
Coronavirus Considerations
In December 2019, a novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, was reported to have surfaced in China. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the world's economies began to experience pronounced effects. Despite the FDA approval of multiple COVID-19 vaccines in late 2020, there remains uncertainty around the extent and duration of disruption and any future related financial impact cannot reasonably be estimated at this time. In response to the COVID-19 pandemic, we have implemented universal work from home as well as stringent social distancing and other hygiene policies for employees when they must be in the office. Our clinical study of HONEDRA® in Japan has experienced significant delays in enrollment due to the “State of Emergency” in effect in Japan for most of 2020 and reimplemented in Japan on January 7, 2021 through March 21, 2021 covering Tokyo and other regions in response to an increased number of COVID-19 patients. Due to reported large increases in COVID-19 cases and a low rate of vaccinations in Japan, a “State of Emergency” was renewed on April 25, 2021 through May 11, 2021 and then reimplemented in Tokyo from July 12, 2021 through August 22, 2021. This newly reinstated “State of Emergency” continues negatively to impact enrollment of the ongoing clinical trial.
Results of Operations
 Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
 Overall, net losses were $5.7 million for the three months ended June 30, 2021, compared to net income of $6.6 million for the three months ended June 30, 2020.
Operating Expenses
For the three months ended June 30, 2021, operating expenses totaled $7.1 million, compared to $4.3 million for the three months ended June 30, 2020, representing an increase of 67%. Operating expenses comprised the following:
•Research and development expenses were approximately $4.3 million for the three months ended June 30, 2021, compared to $1.8 million for the three months ended June 30, 2020, representing an increase of $2.5 million or 138%. This increase was primarily due to an increase in expenses associated with the enrollment of our CLBS16 Phase 2b study (the FREEDOM Trial). Research and development in both periods focused on the advancement of our ischemic repair platform and related to:
◦expenses associated with our CLBS16 Phase 2b study (the FREEDOM Trial) which commenced in the fourth quarter of 2020 with the first patient in the study treated in January 2021;
◦ongoing registration-eligible study expenses for HONEDRA® in critical limb ischemia in Japan, whereby we continue to focus spending on our patient enrollment. We have experienced significant delays in enrollment in that study due to the “State of Emergency” in effect in Japan for most of 2020 and reimplemented in Japan on January 7, 2021 through March 21, 2021 covering Tokyo and other regions in response to increased number of COVID-19 patients as well as a severe shortage of beds in intensive care units (and other hospital beds) affecting all of our clinical sites. Due to reported large increases in COVID-19 cases and a low rate of vaccinations in Japan, a “State of Emergency” was renewed on April 25, 2021 through May 11, 2021 and then reimplemented in Tokyo from July 12, 2021 through August 22, 2021. This newly reinstated “State of Emergency” continues negatively to impact enrollment of the on-going clinical trial due to the increased number of COVID-19 patients as well as a severe shortage of beds in intensive care units (and other hospital beds) affecting all of our clinical sites. We continue to make progress towards study completion; and
◦expenses associated with the preparation of our filing of an IND for the clinical study of CLBS201 for treatment of diabetic kidney disease. A Phase 2 proof of concept, randomized, placebo-controlled study is planned for initiation in the second half of 2021.
•General and administrative expenses were approximately $2.8 million for the three months ended June 30, 2021, compared to $2.5 million for the three months ended June 30, 2020, representing an increase of 14%. This increase was primarily due to an increase in Directors and Officers insurance premiums and strategic consulting expenses. Our general and administrative expenses focus on general corporate-related activities.
Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Index
Other Income (Expense)
Total other income (expense) is comprised of investment income on cash, cash equivalents and marketable securities and a loss on sale of $0.1 million related to the sale of our New Jersey net operating losses ("NJ NOLs").
Income Tax Benefit
In April 2020, we received final approval from the New Jersey Economic Development Authority ("NJEDA") under the Technology Business Tax Certificate Transfer Program ("Program") to sell a percentage of our NJ NOLs. We subsequently sold a portion of our NJ NOLs to a qualifying and approved buyer pursuant to the Program for net proceeds of $10.9 million.
In April 2021, we received final approval from the NJEDA under the Program to sell a portion of our NJ NOLs, which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $1.4 million. The $1.5 million of our NJ NOL related tax benefits ("NJ NOL Tax Benefits") have been recorded as a benefit from income taxes and the loss on sale of $0.1 million recorded in other income (expense).
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
 Overall, net losses were $13.7 million for the six months ended June 30, 2021, compared to net income of $2.6 million for the six months ended June 30, 2020.
Operating Expenses
For the six months ended June 30, 2021, operating expenses totaled $15.2 million compared to $8.3 million for the six months ended June 30, 2020, representing an increase of 82%. Operating expenses comprised the following:
•Research and development expenses were approximately $9.4 million for the six months ended June 30, 2021, compared to $3.3 million for the six months ended June 30, 2020, representing an increase of $6.1 million or 184%. This increase was primarily due to an increase in expenses associated with the enrollment of our CLBS16 Phase 2b study (the FREEDOM Trial). Research and development in both periods focused on the advancement of our ischemic repair platform and related to:
◦expenses associated with our CLBS16 Phase 2b study (the FREEDOM Trial) which commenced in the fourth quarter of 2020 with the first patient in the study treated in January 2021;
◦ongoing registration-eligible study expenses for HONEDRA® in critical limb ischemia in Japan, whereby we continue to focus spending on our patient enrollment. We have experienced significant delays in enrollment in that study due to the “State of Emergency” in effect in Japan for most of 2020 and reimplemented in Japan on January 7, 2021 through March 21, 2021 covering Tokyo and other regions in response to increased number of COVID-19 patients as well as a severe shortage of beds in intensive care units (and other hospital beds) affecting all of our clinical sites. Due to reported large increases in COVID-19 cases and a low rate of vaccinations in Japan, a “State of Emergency” was renewed on April 25, 2021 through May 11, 2021 and then reimplemented in Tokyo from July 12, 2021 through August 22, 2021. This newly reinstated “State of Emergency” continues negatively to impact enrollment of the on-going clinical trial due to the increased number of COVID-19 patients as well as a severe shortage of beds in intensive care units (and other hospital beds) affecting all of our clinical sites. We continue to make progress towards study completion;
◦expenses associated with the preparation of our filing of an IND for the clinical study of CLBS201 for treatment of diabetic kidney disease. A Phase 2 proof of concept, randomized, placebo-controlled study is planned for initiation in the second half of 2021.
•General and administrative expenses were approximately $5.8 million for the six months ended June 30, 2021, compared to $5.0 million for the six months ended June 30, 2020, representing an increase of 16%. This increase was primarily due to an increase in Directors and Officers insurance premiums and strategic consulting expenses. Our general and administrative expenses focus on general corporate-related activities.
Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Index
Other Income (Expense)
Total other income (expense) is comprised of investment income on cash, cash equivalents and marketable securities and a loss on sale of $0.1 million related to the sale of our NJ NOLs.
Income Tax Benefit
In April 2020, we received final approval from the New Jersey Economic Development Authority ("NJEDA") under the Technology Business Tax Certificate Transfer Program ("Program") to sell a percentage of our NJ NOLs. We subsequently sold a portion of our NJ NOLs to a qualifying and approved buyer pursuant to the Program for net proceeds of $10.9 million.
In April 2021, we received final approval from the NJEDA under the Program to sell a portion of our NJ NOLs, which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $1.4 million. The $1.5 million of our NJ NOL Tax Benefits have been recorded as a benefit from income taxes and the loss on sale of $0.1 million recorded in other income (expense).

Index
Analysis of Liquidity and Capital Resources
As of June 30, 2021, we had cash, cash equivalents and marketable securities of approximately $106.1 million, working capital of approximately $104.2 million, and stockholders’ equity of approximately $104.9 million.
During the six months ended June 30, 2021, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash used in or provided by, operating, investing and financing activities were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by operating activities	$(12,602)	$262
Net cash (used in) provided by investing activities	(76,294)	2,855
Net cash provided by financing activities	85,319	9,535

Operating Activities
Our cash used in operating activities during the six months ended June 30, 2021 was $12.6 million, which is comprised of (i) our net loss of $13.7 million, adjusted for non-cash expenses totaling $2.0 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities using approximately $0.9 million.
Our cash provided by operating activities during the six months ended June 30, 2020 was $0.3 million, which is comprised of (i) our net income of $2.6 million, adjusted for non-cash expenses totaling $0.9 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities using approximately $3.3 million.
Investing Activities
Our cash used in investing activities during the six months ended June 30, 2021 totaled $76.3 million and was primarily due to net purchases of marketable securities (net of sales of marketable securities).
Our cash provided by investing activities during the six months ended June 30, 2020 totaled $2.9 million and was primarily due to net proceeds from sales of marketable securities (net of purchases of marketable securities).
Financing Activities
Our cash provided by financing activities during the six months ended June 30, 2021 primarily consisted of (i) net proceeds of $23.1 million through the issuance of common shares and warrants in our January 2021 private placement, (ii) net proceeds of $1.8 million in connection with warrant exercises, (iii) net proceeds of $60.6 million through the issuance of common shares and warrants in both of our February 2021 registered direct offerings, which was partially offset by tax withholding-related payments on net share settlement equity awards to employees.
Our cash provided by financing activities during the six months ended June 30, 2020 primarily consisted of (i) net proceeds of $4.5 million through the issuance of common shares and warrants in our April 2020 registered direct offering, (ii) net proceeds of $3.8 million through the issuance of common shares and warrants in our May 2020 registered direct offering, and (iii) net proceeds of $1.3 million through the issuance of common shares under our common stock sales agreement with H.C. Wainwright, which was partially offset by tax withholding-related payments on net share settlement equity awards to employees.
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

Index
We believe that our cash on hand will enable us to fund operating expenses for at least the next 12 months following the issuance of our financial statements.
On June 4, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $50.0 million. As of June 30, 2021, the Company had not issued any shares under the ATM Agreement.
In February 2021, the Company received preliminary approval from the NJEDA to participate in the Program. The Program permits qualified companies to sell a percentage of their NJ NOLs to unrelated profitable corporations. On April 12, 2021, the Company received final approval from NJEDA to sell $1.5 million of its NJ NOLs, which was subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $1.4 million.
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
On February 12, 2021, we suspended the use of the at-the-market transactions facility (the “ATM”) and terminated the continuous offering pursuant to the Common Stock Sales Agreement (“Sales Agreement”) entered into in February 2018 with HCW. As of termination date of February 12, 2021, we had sold an aggregate of 3,784,912 shares of our common stock pursuant to the Sales Agreement for aggregate gross proceeds of $9.5 million.
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
In March 2019, we and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $26.0 million, subject to certain limitations and conditions set forth in the Purchase Agreement (the “Offering”). As consideration for entering into the Purchase Agreement, we issued to Lincoln Park an additional 181,510 shares of common stock as commitment shares. Pursuant to the Purchase Agreement, Lincoln Park purchased 250,000 shares of common stock, at a price of $4.00 per share, for a total gross purchase price of $1.0 million (the “Initial Purchase”) upon commencement. Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement, we have the right, from time to time, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2,500,000, unless we and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a “Regular Purchase”). If we direct Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, we may direct Lincoln Park in an “accelerated purchase” to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day. As of June 30, 2021, we had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the three and six months ended June 30, 2021, compared to those reported in our 2020 Form 10-K.

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
As of June 30, 2021, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

CALADRIUS BIOSCIENCES, INC.
August 5, 2021	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

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