Form 10-Q
period 2021-09-30
CALADRIUS BIOSCIENCES, INC.
filed 2021-11-04
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 4, 2021
Common stock, $0.001 par value per share	59,779,855	shares

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

Index

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Cash and cash equivalents	$12,772	$16,512
Marketable securities	87,377	18,061
Prepaid and other current assets	1,958	758
Total current assets	102,107	35,331
Property and equipment, net	70	57
Other assets	361	614
Total assets	$102,538	$36,002

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$768	$1,020
Accrued liabilities	3,304	2,486
Total current liabilities	4,072	3,506
Other long-term liabilities	53	254
Total liabilities	4,125	3,760
Commitments and Contingencies

Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 0.001 share of common stock, $0.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; issued 59,790,935 and 19,389,413 shares at September 30, 2021 and December 31, 2020, respectively; and outstanding, 59,779,855 and 19,378,333 shares at September 30, 2021 and December 31, 2020, respectively	60	19
Additional paid-in capital	545,601	458,748
Treasury stock, at cost; 11,080 shares at September 30, 2021 and December 31, 2020	(708)	(708)
Accumulated deficit	(446,222)	(425,550)
Accumulated other comprehensive loss	(64)	(13)
Total Caladrius Biosciences, Inc. stockholders' equity	98,667	32,496
Noncontrolling interests	(254)	(254)
Total stockholders' equity	98,413	32,242
Total liabilities and stockholders' equity	$102,538	$36,002
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Expenses:
Research and development	$4,125	$3,029	$13,530	$6,346
General and administrative	2,843	2,321	8,671	7,353
Total operating expenses	6,968	5,350	22,201	13,699

Operating loss	(6,968)	(5,350)	(22,201)	(13,699)

Other income (expense):
Investment income, net	41	25	111	118
Other expense, net	—	—	(90)	—
Total other income (expense)	41	25	21	118

Net loss before benefit from income taxes and noncontrolling interests	(6,927)	(5,325)	(22,180)	(13,581)
Benefit from income taxes	—	—	(1,508)	(10,872)
Net loss	$(6,927)	$(5,325)	$(20,672)	$(2,709)
Less - net income attributable to noncontrolling interests	—	2	—	10
Net loss attributable to Caladrius Biosciences, Inc. common stockholders	$(6,927)	$(5,327)	$(20,672)	$(2,719)

Basic and diluted loss per share
Caladrius Biosciences, Inc. common stockholders	$(0.12)	$(0.29)	$(0.38)	$(0.19)

Weighted average common shares outstanding
Basic and diluted shares	59,614	18,597	53,811	14,116

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(6,927)	$(5,325)	$(20,672)	$(2,709)

Other comprehensive loss:
Available for sale securities - net unrealized loss	(47)	(14)	(51)	(14)
Total other comprehensive loss	(47)	(14)	(51)	(14)

Comprehensive loss	(6,974)	(5,339)	(20,723)	(2,723)

Comprehensive income attributable to noncontrolling interests	—	2	—	10

Comprehensive loss attributable to Caladrius Biosciences, Inc. common stockholders	$(6,974)	$(5,341)	$(20,723)	$(2,733)

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	10	$—	59,529	$60	$544,893	$(17)	$(439,295)	$(708)	$104,933	$(254)	$104,679
Net loss	—	—	—	—	—	—	(6,927)	—	(6,927)	—	(6,927)
Unrealized loss on marketable securities	—	—	—	—	—	(47)	—	—	(47)	—	(47)
Share-based compensation	—	—	262	—	708	—	—	—	708	—	708
Balance at September 30, 2021	10	$—	59,791	$60	$545,601	$(64)	$(446,222)	$(708)	$98,667	$(254)	$98,413

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	10	$—	19,389	$19	$458,748	$(13)	$(425,550)	$(708)	$32,496	$(254)	$32,242
Net loss	—	—	—	—	—	—	(20,672)	—	(20,672)	—	(20,672)
Unrealized loss on marketable securities	—	—	—	—	—	(51)	—	—	(51)	—	(51)
Share-based compensation	—	—	535	—	1,391	—	—	—	1,391	—	1,391
Net proceeds from issuances of common stock and warrants	—	—	39,860	41	85,438	—	—	—	85,479	—	85,479
Proceeds from option exercises	—	—	7	—	24	—	—	—	24	—	24
Balance at September 30, 2021	10	$—	59,791	$60	$545,601	$(64)	$(446,222)	$(708)	$98,667	$(254)	$98,413

Index

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	10	$—	15,585	$16	$449,302	$(7)	$(414,792)	$(708)	$33,811	$(255)	$33,556
Net loss	—	—	—	—	—	—	(5,327)	—	(5,327)	2	(5,325)
Unrealized loss on marketable securities	—	—	—	—	—	(5)	—	—	(5)	—	(5)
Share-based compensation	—	—	(25)	—	229	—	—	—	229	—	229
Net proceeds from issuances of common stock and warrants	—	—	3,847	3	9,029	—	—	—	9,032	—	9,032
Balance at September 30, 2020	10	$—	19,407	$19	$458,560	$(12)	$(420,119)	$(708)	$37,740	$(253)	$37,487

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	10	$—	10,529	$11	$438,911	$2	$(417,400)	$(708)	$20,816	$(263)	$20,553
Net loss	—	—	—	—	—	—	(2,719)	—	(2,719)	10	(2,709)
Unrealized loss on marketable securities	—	—	—	—	—	(14)	—	—	(14)	—	(14)
Share-based compensation	—	—	81	—	942	—	—	—	942	—	942
Net proceeds from issuances of common stock and warrants	—	—	8,797	8	18,707	—	—	—	18,715	—	18,715
Balance at September 30, 2020	10	$—	19,407	$19	$458,560	$(12)	$(420,119)	$(708)	$37,740	$(253)	$37,487

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(20,672)	$(2,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,639	1,090
Depreciation and amortization	47	46
Accretion on marketable securities	1,925	172
Changes in operating assets and liabilities:
Prepaid and other current assets	(1,199)	(174)
Other assets	252	387
Accounts payable, accrued liabilities and other liabilities	367	(2,068)
Net cash used in operating activities	(17,641)	(3,256)
Cash flows from investing activities:
Purchase of marketable securities	(137,329)	(21,819)
Sale of marketable securities	66,035	13,646
Purchase of property and equipment	(60)	(14)
Net cash used in investing activities	(71,354)	(8,187)
Cash flows from financing activities:
Proceeds from exercise of options	24	—
Tax withholding payments on net share settlement equity awards	(248)	(148)
Net proceeds from issuance of common stock	85,479	18,715
Net cash provided by financing activities	85,255	18,567
Net (decrease) increase in cash and cash equivalents	(3,740)	7,124
Cash and cash equivalents at beginning of period	16,512	14,032
Cash and cash equivalents at end of period	$12,772	$21,156

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Business
Overview
Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”) is a clinical-stage biopharmaceutical company dedicated to the development of treatments and reversal of severe diseases. The Company is developing what are intended to be first-in-class therapeutics based on the characteristics of naturally occurring CD34+ cells and their ability to stimulate the growth of new microvasculature. Its technology is intended to leverage these cells to enable the body's natural repair mechanisms using formulations unique to each medical indication.
The Company's leadership team has decades of collective biopharmaceutical development experience. Its goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. The Company’s current product candidates include:
•XOWNA® (CLBS16), the subject of both a recently completed positive Phase 2a study (ESCaPE-CMD) and a newly initiated Phase 2b (FREEDOM Trial) study in the United States for the treatment of coronary microvascular dysfunction (“CMD”);
•HONEDRA® (CLBS12), recipient of SAKIGAKE designation and eligible for early conditional approval in Japan for the treatment of critical limb ischemia (“CLI”) and Buerger’s disease based on the results of a clinical trial being executed in Japan. Additionally, CLBS12 was the recipient of orphan drug designation in March 2021 from the U.S. Food and Drug Administration ("FDA") for Buerger's disease; and
•CLBS201, designed to assess the safety and efficacy of CD34+ cell therapy as a treatment for patients with chronic kidney disease related to type 2 diabetes (diabetic kidney disease or “DKD”).
Ischemic Repair (CD34 Cell Technology)
The CD34+ cell was discovered as a result of the deliberate search for a cell capable of stimulating the development and/or repair of blood vessels. All tissues in the body maintain their function by replacing cells over time. In addition to the maintenance function, the body must also be capable of building new blood vessels after injury. A CD34+ cell is an endothelial progenitor cell that has the ability to stimulate new blood vessel formation at the level of the microvasculature. No other native cell discovered to date has demonstrated this same capability.
The Company's proprietary cell technology using autologous (a patient’s own naturally occurring) CD34+ cells has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34+ cells, the Company seeks to promote the development and formation of new microvasculature and thereby increase blood flow to the impacted area. The Company believes that a number of conditions caused by underlying ischemic injury can be improved through our CD34+ cell technology including but not limited to Buerger's disease, CLI, CMD, and DKD.
XOWNA® for Treatment of Coronary Microvascular Dysfunction
In 2017, with the assistance of a $1.9 million grant from the National Institutes of Health (Award Number R44HL135889), the Company initiated its program for XOWNA® for the treatment of CMD, a disease that afflicts as many as 1.5 million patients in the U.S. alone, with no current targeted treatment options. That study, the ESCaPE-CMD Trial, was a Phase 2a proof-of-concept open label study that enrolled patients at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center in Los Angeles, CA. Those data showed a positive therapeutic effect with a statistically significant improvement in angina frequency, coronary flow reserve, Canadian Cardiovascular Society Angina Class and Seattle Angina Questionnaire scores, as well as an acceptable safety profile. The full data set from that study was presented at the SCAI 2020 Scientific Sessions Virtual Conference on May 14, 2020 by Dr. Timothy Henry, FACC, of the Christ Hospital in Cincinnati, Ohio. In December 2020, the Company commenced enrollment in its Phase 2b FREEDOM Trial of XOWNA®, a double-blind, randomized and placebo-controlled clinical trial designed to further evaluate the efficacy and safety of intracoronary delivery of autologous CD34+ cells in subjects with CMD and without obstructive coronary artery disease. While early enrollment proceeded to plan with the first patient treated in January 2021, the impact of the COVID-19 pandemic contributed to a general slowing of enrollment. Protocol amendments to the initial FREEDOM Trial protocol, as agreed to by the FDA, were implemented with the goal of enhancing breadth and speed of subject enrollment. Actual improvement in enrollment rate will be assessed during the fourth quarter of 2021. As part of program optimization, the Company convened an advisory board meeting of key opinion leaders in the fields

Index
of cardiology, drug development, and payer access and reimbursement in mid-October 2021 with the objective of assuring the most efficient and effective development program for XOWNA®.
CLBS201 for Treatment of Diabetic Kidney Disease
Progressive kidney failure is associated with attrition of the microcirculation of the kidney. Pre-clinical studies in kidney disease and injury models have demonstrated that protection or replenishment of the microcirculation results in improved kidney function. Based on these observations, the Company proposed an initial development plan for CLBS201 contemplating an adaptive design. However, after multiple conversations with key opinion leaders in the fields of nephrology and drug development, the Company has elected to move forward with a Phase 1, open-label, proof-of-concept trial evaluating CLBS201 dosed via intra-renal artery injections in subjects with DKD. This new protocol, pending approval of the Institutional Review Board (the "IRB"), is expected to include six subjects in total with the first two subjects sequentially dosed and followed for a two-week safety observation period. Clearance by the independent Data Safety Monitoring Board overseeing the study will then permit the treatment of the next four patients, with all patients being followed for safety and therapeutic effect. A key read-out of data will occur at the six-month follow-up visit for all patients. The Company projects enrollment of this study will begin in the first quarter of 2022. A key criterion for continued development of CLBS201 will be its ability to demonstrate a therapeutic effect that will make it competitive in the field of DKD treatment, i.e., kidney function regeneration, as indicated by increased glomerular filtration rate.
HONEDRA® for Treatment of Critical Limb Ischemia

The Company's randomized, open-label, registration-eligible study of HONEDRA® in Japan for the treatment of CLI and Buerger's disease continues to demonstrate positive trends in both safety and efficacy. These data remain consistent with the efficacy and safety from previously published clinical trials in Japan. The HONEDRA® study's enrollment, however, has been significantly curtailed by the COVID-19 pandemic's impact in Japan, including the States of Emergency in Japan that have persisted for much of the past 18 months. Due to the significant and continued operational and financial burden incurred as a result of these COVID-19 delays, coupled with the unpredictability of the timing of site enrollment re-initiation, the Company is suspending further enrollment and focusing its efforts on consummating a partnership with a Japanese company that could complete the study enrollment of the three remaining no-option CLI subjects and/or explore the possibility of submitting the existing data to Japan's Pharmaceuticals and Medical Devices Agency ("PMDA") under the SAKIGAKE designation, which allows for accelerated approval of innovative medical products. Also, as previously noted, in March 2021 CLBS12 was awarded an orphan designation in the U.S. by FDA as a potential treatment for Buerger's disease. However, based on a recent response from the FDA regarding a development plan for U.S. registration, the Company has decided not to pursue U.S. development in Buerger's disease at this time.

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
Coronavirus Considerations
In December 2019, a novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, was reported to have surfaced in China. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the world's economies began to experience pronounced effects. Despite the FDA approval of multiple COVID-19 vaccines in late 2020, there remains uncertainty around the extent and duration of disruption and any future related financial impact cannot reasonably be estimated at this time. In response to the COVID-19 pandemic, the Company has implemented universal work from home as well as stringent social distancing and other hygiene policies for employees when they must be in the office. The Company's clinical study of HONEDRA® in Japan has experienced significant delays in enrollment due to the “State of Emergency” in effect in Japan for most of 2020 and reimplemented in Japan on January 7, 2021 through March 21, 2021 covering Tokyo and other regions in response to an increased number of COVID-19 patients. Due to reported increases in COVID-19 cases and a low rate of vaccination in Japan, a "State of Emergency" was renewed on April 25, 2021 through May 11, 2021 and then

Index
reimplemented in Tokyo from July 12, 2021 through September 30, 2021. We expect that COVID-19 in Japan will continue to negatively impact enrollment of the HONEDRA® clinical trial.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2021, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2020 and 2019 included in our 2020 Form 10-K. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Note 2 – Summary of Significant Accounting Policies
In addition to the policies below, the Company's significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in its 2020 Form 10-K. There were no changes to these policies during the three and nine months ended September 30, 2021.
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

Index
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

Note 3 – Available-for-Sale-Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	September 30, 2021				December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$60,903	$3	$(61)	$60,845	$8,406	$—	$(7)	$8,399
Money market funds	9,600	—	—	9,600	7,591	—	—	7,591
Municipal debt securities	26,539	—	(7)	26,532	14,753	—	(6)	14,747
Total	$97,042	$3	$(68)	$96,977	$30,750	$—	$(13)	$30,737

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in our Consolidated Balance Sheets (in thousands):

	September 30, 2021	December 31, 2020
Cash equivalents	$9,600	$12,676
Marketable securities	87,377	18,061
Total	$96,977	$30,737

The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in thousands):

	September 30, 2021
	Amortized Cost	Estimated Fair Value
Less than one year	$96,979	$96,914
Greater than one year	63	63
Total	$97,042	$96,977

Note 4 – Income (Loss) Per Share
For the three and nine months ended September 30, 2021 and 2020, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive. At September 30, 2021 and 2020, the Company excluded the following potentially dilutive securities (in thousands):

	September 30,
	2021	2020
Stock Options	2,142	1,105
Warrants	21,357	2,638
Restricted Stock Units	798	348

Index
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
The following table sets forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands).

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$87,377	$—	$87,377	$—	$18,061	$—	$18,061
	$—	$87,377	$—	$87,377	$—	$18,061	$—	$18,061

Note 6 – Accrued Liabilities
Accrued liabilities as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
Salaries, employee benefits and related taxes	$1,811	$1,716
Operating lease liabilities — current	297	370
Other	1,196	400
Total	$3,304	$2,486

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

Index
Operating lease liabilities and right-of-use assets were recorded in the following captions of our balance sheet were as follows (in thousands):

	September 30, 2021	December 31, 2020
Right-of Use Assets:
Other assets	$322	$574
Total Right-of-Use Asset	$322	$574

Operating Lease Liabilities:
Accrued liabilities	$297	$370
Other long-term liabilities	53	254
Total Operating Lease Liabilities	$350	$624

As of September 30, 2021, the weighted average remaining lease term for our operating leases was 1.1 years, and the weighted average discount rate for our operating leases was 9.625%. Future minimum lease payments under the lease agreements as of September 30, 2021 were as follows (in thousands):

Years ended	Operating Leases
2021	104
2022	239
2023	27
Total lease payments	370
Less: Amounts representing interest	(20)
Present value of lease liabilities	$350

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
As of September 30, 2021, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.
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
As of the termination of the Sales Agreement on February 12, 2021, the Company had sold an aggregate of 3,784,912 shares of its common stock pursuant to the Sales Agreement for net proceeds of $9.5 million. During the nine months ended September 30, 2021, the Company had not issued any shares under the Sales Agreement.
At The Market Offering Agreement
On June 4, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with HCW, as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $50.0 million. During the nine months ended September 30, 2021, the Company had not issued any shares under the ATM Agreement.
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

Index
Stock Options and Warrants
The following table summarizes the activity for stock options and warrants for the nine months ended September 30, 2021:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2020	963,700	$14.64	5.86	$—	2,638,355	$2.18	4.98	$—

Changes during the period:
Granted	1,314,790	1.32			19,519,393	2.90
Exercised	(7,250)	3.28			(801,148)	2.19
Forfeited	(19,492)	1.92			—	—
Expired	(109,549)	34.12			—	—
Outstanding at September 30, 2021	2,142,199	$5.63	8.26	$—	21,356,600	$2.84	4.63	$—
Vested at September 30, 2021 or expected to vest in the future	2,126,167	$5.65	8.26	$—	21,356,600	$2.84	4.63	$—
Vested at September 30, 2021	1,122,583	$9.26	7.04	$—	21,356,600	$2.84	4.63	$—

Restricted Stock
During the nine months ended September 30, 2021 and 2020, the Company issued restricted stock for services as follows ($ in thousands):

	Nine Months Ended September 30,
	2021	2020
Number of restricted stock issued	612,950	156,184
Value of restricted stock issued	$878	$512

The vesting terms of restricted stock issuances are generally between one to four years.

Restricted Stock Units
During the nine months ended September 30, 2021 and 2020, the Company issued restricted stock units for services as follows ($ in thousands, except share data):

	Nine Months Ended September 30,
	2021	2020
Number of restricted stock units issued	458,245	246,383
Value of restricted stock units issued	$729	$743

The weighted average estimated fair value of restricted stock issued for services in the nine months ended September 30, 2021 and 2020 was $1.59 and $3.02 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.

Note 9 – Share-Based Compensation
Share-Based Compensation
We utilize share-based compensation in the form of stock options, restricted stock, and restricted stock units. The following table summarizes the components of share-based compensation expense for the three and nine months ended September 30, 2021 and 2020 (in thousands):

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$523	$58	$643	$240
General and administrative	250	171	996	850
Total share-based compensation expense	$773	$229	$1,639	$1,090

Total compensation cost related to non-vested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at September 30, 2021 were as follows (in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$915	$277	$673
Expected weighted-average period in years of compensation cost to be recognized	1.82	1.23	1.88

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Stock Options
	Nine Months Ended September 30,
	2021	2020
Total fair value of shares vested	$757	$535
Weighted average estimated fair value of shares granted	$0.91	$2.12

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

Note 10– Research Funding
California Institute of Regenerative Medicine Grant Award
In February 2017, the California Institute for Regenerative Medicine ("CIRM") awarded the Company funds of up to $12.2 million to support The Sanford Project: T-Rex Study, a prospective, randomized, placebo-controlled, double-blind Phase 2 clinical trial to evaluate the safety and efficacy of CLBS03 as a treatment for recent-onset type 1 diabetes. The funding is based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. Based on the actual number of subjects enrolled in California, the total amount of funding was revised to $8.6 million, of which $8.2 million has been received through the grant project period completion. The Company received $5.7 million in initial funding in May 2017, a $1.9 million milestone payment in December 2017, a $0.3 million progress payment in March 2018, and a $0.2 million progress payment in May 2019, of which the total was amortized over the estimated award period through July 2020 as a reduction to the related research and development expenses, with the final true up payment of $46 thousand received in September 2020 and recorded as a reduction to the related research and development expenses. During the three and nine months ended September 30, 2021, the Company amortized and recognized $0.0 million and $0.0 million in credits, respectively, to research and development related to CIRM funds received. During the three and nine months ended September 30, 2020, the Company amortized and recognized $0.3 million and $1.6 million in credits, respectively, to research and development related to CIRM funds received.

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
As of September 30, 2021, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.
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
Overview
Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”) is a clinical-stage biopharmaceutical company dedicated to the development of treatments and reversal of severe diseases. We are developing what are intended to be first-in-class therapeutics based on the characteristics of naturally occurring CD34+ cells and their ability to stimulate the growth of new microvasculature. Our technology is intended to leverage these cells to enable the body's natural repair mechanisms using formulations unique to each medical indication.
Our leadership team has decades of collective biopharmaceutical development experience. Our goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. Our current product candidates include:
•XOWNA® (CLBS16), the subject of both a recently completed positive Phase 2a study (ESCaPE-CMD) and a newly initiated Phase 2b (FREEDOM Trial) study in the United States for the treatment of coronary microvascular dysfunction (“CMD”);
•HONEDRA® (CLBS12), recipient of SAKIGAKE designation and eligible for early conditional approval in Japan for the treatment of critical limb ischemia (“CLI”) and Buerger’s disease based on the results of a clinical trial being executed in Japan. Additionally, CLBS12 was the recipient of orphan drug designation in March 2021 from the U.S. Food and Drug Administration ("FDA") for Buerger's disease; and
•CLBS201, designed to assess the safety and efficacy of CD34+ cell therapy as a treatment for patients with chronic kidney disease related to type 2 diabetes (diabetic kidney disease or “DKD”).
Ischemic Repair (CD34 Cell Technology)
The CD34+ cell was discovered as a result of the deliberate search for a cell capable of stimulating the development and/or repair of blood vessels. All tissues in the body maintain their function by replacing cells over time. In addition to the maintenance function, the body must also be capable of building new blood vessels after injury. A CD34+ cell is an endothelial progenitor cell that has the ability to stimulate new blood vessel formation at the level of the microvasculature. No other native cell discovered to date has demonstrated this same capability.
Our proprietary cell technology using autologous (a patient’s own naturally occurring) CD34+ cells has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34+ cells, we seek to promote the development and formation of new microvasculature and thereby increase blood flow to the impacted area. We believe that a number of conditions caused by underlying ischemic injury can be improved through our CD34+ cell technology including but not limited to Buerger's disease, CLI, CMD, and DKD.
XOWNA® for Treatment of Coronary Microvascular Dysfunction
In 2017, with the assistance of a $1.9 million grant from the National Institutes of Health (Award Number R44HL135889), we initiated our program for XOWNA® for the treatment of CMD, a disease that afflicts as many as 1.5 million patients in the United States alone, with no current targeted treatment options. That study, the ESCaPE-CMD Trial, was a Phase 2a proof-of-concept open label study that enrolled patients at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center in Los Angeles, CA. Those data showed a positive therapeutic effect with a statistically significant improvement in angina frequency, coronary flow reserve, Canadian Cardiovascular Society Angina Class and Seattle Angina Questionnaire scores, as well as an acceptable safety profile. The full data set from that study was presented at the SCAI 2020 Scientific Sessions Virtual Conference on May 14, 2020 by Dr. Timothy Henry, FACC, of the Christ Hospital in Cincinnati, Ohio. In December 2020, we commenced enrollment in our Phase 2b FREEDOM Trial of XOWNA®: a double-blind, randomized and placebo-controlled clinical trial designed to further evaluate the efficacy and safety of intracoronary delivery of autologous CD34+ cells in subjects with CMD and without obstructive coronary artery disease. While early enrollment proceeded to plan with the first patient treated in January 2021, the impact of the COVID-19 pandemic contributed to a general slowing of enrollment. Protocol

Index
amendments to the initial FREEDOM Trial protocol, as agreed to by the FDA, were implemented with the goal of enhancing breadth and speed of subject enrollment. Actual improvement in enrollment rate will be assessed during the fourth quarter of 2021. There can be no assurance that there will be an improvement in enrollment in the near future or at all. As part of program optimization, we convened an advisory board meeting of key opinion leaders in the fields of cardiology, drug development, and payer access and reimbursement in mid-October 2021 with the objective of assuring the most efficient and effective development program for XOWNA®.

CLBS201 for Treatment of Diabetic Kidney Disease
Progressive kidney failure is associated with attrition of the microcirculation of the kidney. Pre-clinical studies in kidney disease and injury models have demonstrated that protection or replenishment of the microcirculation results in improved kidney function. Based on these observations, we proposed an initial development plan for CLBS201 contemplating an adaptive design. However, after multiple conversations with key opinion leaders in the fields of nephrology and drug development, we have elected to move forward with a Phase 1, open-label, proof-of-concept trial evaluating CLBS201 dosed via intra-renal artery injections in subjects with DKD. This new protocol, pending approval of the Institutional Review Board (the "IRB") is expected to include six subjects in total with the first two subjects sequentially dosed and followed for a two-week safety observation period. Clearance by the independent Data Safety Monitoring Board overseeing the study will then permit the treatment of the next four patients, with all patients being followed for safety and therapeutic effect A key read-out of data will occur at the six-month follow-up visit for all patients. We project enrollment of this study will begin in the first quarter of 2022. A key criterion for continued development of CLBS201 will be its ability to demonstrate a therapeutic effect that will make it competitive in the field of DKD treatment, i.e. kidney function regeneration, as indicated by increased glomerular filtration rate. There can be no assurance that we will be able to enroll patients in this study during the first quarter of 2022 or at all.
HONEDRA® for Treatment of Critical Limb Ischemia
Our randomized, open-label, registration-eligible study of HONEDRA® in Japan for the treatment of CLI and Buerger's disease continues to demonstrate positive trends in both safety and efficacy. These data remain consistent with the efficacy and safety from previously published clinical trials in Japan. The HONEDRA® study's enrollment, however, has been significantly curtailed by the COVID-19 pandemic's impact in Japan, including the States of Emergency in Japan that have persisted for much of the past 18 months. Due to the significant and continued operational and financial burden incurred as a result of these COVID-19 delays, coupled with the unpredictability of the timing of site enrollment re-initiation, we are suspending further enrollment and focusing our efforts on consummating a partnership with a Japanese company that could complete the study enrollment of the three remaining no-option CLI subjects and/or explore the possibility of submitting the existing data to Japan's Pharmaceuticals and Medical Devices Agency ("PMDA") under the SAKIGAKE designation, which allows for accelerated approval of innovative medical products. There can be no assurance that the PMDA will accept the existing data under SAKIGAKE designation. Also, as previously noted, in March 2021 CLBS12 was awarded an orphan designation in the U.S. by FDA as a potential treatment for Buerger's disease. However, based on a recent response from the FDA regarding a development plan for U.S. registration, we have decided not to pursue U.S. development in Buerger's disease at this time.
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
Coronavirus Considerations
In December 2019, a novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, was reported to have surfaced in China. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the world's economies began to experience pronounced effects. Despite the FDA approval of multiple COVID-19 vaccines in late 2020, there remains uncertainty around the extent and duration of disruption and any future related financial impact cannot reasonably be estimated at this time. In response to the COVID-19 pandemic, we have implemented universal work from home as well as stringent social distancing and other hygiene policies for employees when they must be in the office. Our clinical study of HONEDRA® in Japan has experienced significant delays in enrollment due to the “State of Emergency” in effect in Japan for most of 2020 and reimplemented in Japan on January 7, 2021 through March 21, 2021 covering Tokyo and other regions in response to an increased number of COVID-19 patients. Due to reported large increases in COVID-19 cases and a low rate of vaccinations in Japan, a “State of Emergency” was renewed on April 25, 2021 through May 11, 2021 and then reimplemented

Index
in Tokyo from July 12, 2021 through September 30, 2021. We expect that COVID-19 in Japan will continue to negatively impact enrollment of the HONEDRA® clinical trial.
Results of Operations
 Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
 Overall, net losses were $6.9 million for the three months ended September 30, 2021, compared to $5.3 million for the three months ended September 30, 2020.
Operating Expenses
For the three months ended September 30, 2021, operating expenses totaled $7.0 million, compared to $5.4 million for the three months ended September 30, 2020, representing an increase of 30%. Operating expenses comprised the following:
•Research and development expenses were approximately $4.1 million for the three months ended September 30, 2021, compared to $3.0 million for the three months ended September 30, 2020, representing an increase of $1.1 million or 36%. This increase was primarily due to an increase in expenses associated with the enrollment of our XOWNA® Phase 2b study (the FREEDOM Trial). Research and development in both periods focused on the advancement of our ischemic repair platform and related to:
◦expenses associated with our XOWNA® Phase 2b study (the FREEDOM Trial) which commenced in the fourth quarter of 2020 with the first patient in the study treated in January 2021;
◦ongoing registration-eligible study expenses for HONEDRA® in critical limb ischemia in Japan which focused on patient enrollment completion. The study's enrollment has been significantly curtailed by the COVID-19 pandemic's impact in Japan, including the States of Emergency that have persisted there for over 18 months. Due to the significant and continued operational and financial burden incurred as a result of these COVID-19 delays, coupled with the complete unpredictability of the timing of site enrollment re-initiation, we will focus our efforts on consummating a partnership with a Japanese company in order to complete the study enrollment as well as to explore the possibility of submitting the existing data to PMDA under the SAKIGAKE designation;
◦expenses associated with the preparation of our filing of an IND for the clinical study of CLBS201 for treatment of diabetic kidney disease. A Phase 1, open-label, proof-of-concept trial is being planned and is expected to include six subjects in total with projected enrollment commencing in the first quarter of 2022.

•General and administrative expenses were approximately $2.8 million for the three months ended September 30, 2021, compared to $2.3 million for the three months ended September 30, 2020, representing an increase of 22%. This increase was primarily due to an increase in Directors and Officers insurance premiums and strategic consulting expenses. Our general and administrative expenses focus on general corporate-related activities.
Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.
Other Income (Expense)
Total other income (expense) is comprised of investment income on cash, cash equivalents and marketable securities.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
 Overall, net losses were $20.7 million for the nine months ended September 30, 2021, compared to $2.7 million for the nine months ended September 30, 2020.
Operating Expenses
For the nine months ended September 30, 2021, operating expenses totaled $22.2 million compared to $13.7 million for the nine months ended September 30, 2020, representing an increase of 62%. Operating expenses comprised the following:
•Research and development expenses were approximately $13.5 million for the nine months ended September 30, 2021, compared to $6.3 million for the nine months ended September 30, 2020, representing an increase of $7.2 million or 113%. This increase was primarily due to an increase in expenses associated with the enrollment of our XOWNA® Phase 2b study (the

Index
FREEDOM Trial). Research and development in both periods focused on the advancement of our ischemic repair platform and related to:
◦expenses associated with our XOWNA® Phase 2b study (the FREEDOM Trial) which commenced in the fourth quarter of 2020 with the first patient in the study treated in January 2021;
◦ongoing registration-eligible study expenses for HONEDRA® in critical limb ischemia in Japan which focused on patient enrollment completion. The study's enrollment has been significantly curtailed by the COVID-19 pandemic's impact in Japan, including the States of Emergency that have persisted there for over 18 months. Due to the significant and continued operational and financial burden incurred as a result of these COVID-19 delays, coupled with the complete unpredictability of the timing of site enrollment re-initiation, we will focus our efforts on consummating a partnership with a Japanese company in order to complete the study enrollment as well as to explore the possibility of submitting the existing data to PMDA under the SAKIGAKE designation;
◦expenses associated with the preparation of our filing of an IND for the clinical study of CLBS201 for treatment of diabetic kidney disease. A Phase 1, open-label, proof-of-concept trial is being planned and is expected to include six subjects in total with projected enrollment commencing in the first quarter of 2022.
.
•General and administrative expenses were approximately $8.7 million for the nine months ended September 30, 2021, compared to $7.4 million for the nine months ended September 30, 2020, representing an increase of 18%. This increase was primarily due to an increase in Directors and Officers insurance premiums and strategic consulting expenses. Our general and administrative expenses focus on general corporate-related activities.
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

Index
Analysis of Liquidity and Capital Resources
As of September 30, 2021, we had cash, cash equivalents and marketable securities of approximately $100.1 million, working capital of approximately $98.0 million, and stockholders’ equity of approximately $98.7 million.
During the nine months ended September 30, 2021, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash used in or provided by, operating, investing and financing activities were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(17,641)	$(3,256)
Net cash used in investing activities	(71,354)	(8,187)
Net cash provided by financing activities	85,255	18,567

Operating Activities
Our cash used in operating activities during the nine months ended September 30, 2021 was $17.6 million, which is comprised of (i) our net loss of $20.7 million, adjusted for non-cash expenses totaling $3.6 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities using approximately $0.6 million.
Our cash used in operating activities during the nine months ended September 30, 2020 was $3.3 million, which is comprised of (i) our net loss of $2.7 million, adjusted for non-cash expenses totaling $1.3 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities using approximately $1.9 million.
Investing Activities
Our cash used in investing activities during the nine months ended September 30, 2021 totaled $71.4 million and was primarily due to net purchases of marketable securities (net of sales of marketable securities).
Our cash used in investing activities during the nine months ended September 30, 2020 totaled $8.2 million and was primarily due to net purchases of marketable securities (net of sales of marketable securities).
Financing Activities
Our cash provided by financing activities during the nine months ended September 30, 2021 primarily consisted of (i) net proceeds of $23.1 million through the issuance of common shares and warrants in our January 2021 private placement, (ii) net proceeds of $1.8 million in connection with warrant exercises, (iii) net proceeds of $60.6 million through the issuance of common shares and warrants in both of our February 2021 registered direct offerings, which was partially offset by tax withholding-related payments on net share settlement equity awards to employees.
Our cash provided by financing activities during the nine months ended September 30, 2020 primarily consisted of (i) net proceeds of $4.5 million through the issuance of common shares and warrants in our April 2020 registered direct offering, (ii) net proceeds of $3.8 million through the issuance of common shares and warrants in our May 2020 registered direct offering, and (iii) net proceeds of $1.9 million through the issuance of common shares and warrants in our July 2020 private placement offering, and (iv) net proceeds of $8.4 million through the issuance of common shares under our common stock sales agreement with H.C. Wainwright, which was partially offset by tax withholding-related payments on net share settlement equity awards to employees.
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
On June 4, 2021, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock, having an aggregate offering price of up to $50.0 million. As of September 30, 2021, we had not issued any shares under the ATM Agreement.
In February 2021, we received preliminary approval from the NJEDA to participate in the Program. The Program permits qualified companies to sell a percentage of their NJ NOLs to unrelated profitable corporations. On April 12, 2021,we received final approval from NJEDA to sell $1.5 million of our NJ NOLs, which was subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $1.4 million.
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
In March 2019, we and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $26.0 million, subject to certain limitations and conditions set forth in the Purchase Agreement (the “Offering”). As consideration for entering into the Purchase Agreement, we issued to Lincoln Park an additional 181,510 shares of common stock as commitment shares. Pursuant to the Purchase Agreement, Lincoln Park purchased 250,000 shares of common stock, at a price of $4.00 per share, for a total gross purchase price of $1.0 million (the “Initial Purchase”) upon commencement. Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement, we have the right, from time to time, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2,500,000, unless we and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a “Regular Purchase”). If we direct Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, we may direct Lincoln Park in an “accelerated purchase” to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day. As of September 30, 2021, we had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.

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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2021, compared to those reported in our 2020 Form 10-K.

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
As of September 30, 2021, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

CALADRIUS BIOSCIENCES, INC.
November 4, 2021	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

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