Form 10-K
period 2021-12-31
CALADRIUS BIOSCIENCES, INC.
filed 2022-03-22
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2021

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

The aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to June 30, 2021 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $95 million, computed by reference to the last sale price of $1.61 for the common stock on the Nasdaq Capital Market reported for such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 22, 2022
Common stock, $0.001 par value per share	60,533,064	shares

DOCUMENTS INCORPORATED BY REFERENCE

    The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the 2022 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2021.

Index
All references in this Annual Report on Form 10-K to “we,” “us,” the “Company” and “Caladrius” mean Caladrius Biosciences, Inc., including subsidiaries and predecessors, except where it is clear that the term refers only to Caladrius Biosciences, Inc. This Annual Report on Form 10-K contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report (this “Annual Report”) contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements, including, without limitation, all statements related to any expectations of revenues, expenses, cash flows, earnings or losses from operations, cash required to maintain current and planned operations, capital or other financial items; any statements of the plans, strategies and objectives of management for future operations; any plans or expectations with respect to product research, development and commercialization, including regulatory approvals; any other statements of expectations, plans, intentions or beliefs; and any statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “plan,” “project,” “forecast,” “outlook,” “intend,” “may,” “will,” “expect,” “likely,” “believe,” “could,” “anticipate,” “estimate,” “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance, levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:

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
•our ability to diversify our pipeline of development product candidates, which could include an acquisition, merger, business combination, in-license or other strategic transaction, and whether any of such efforts will result in us entering into or completing any transaction or that any such transaction, if completed, will add to shareholder value;
•the results of our development activities;
•our ability to complete our other planned clinical trials (or initiate other trials) in accordance with our estimated timelines due to delays associated with enrolling patients due to the novelty of the treatment, the size of the patient population and the need of patients to meet the inclusion criteria of the trial or otherwise; and
•the extent to which the COVID-19 pandemic may impact our business, including our clinical trials and financial condition.

The factors discussed herein, including those risks described in “Item 1A. Risk Factors” and in our other periodic filings with the SEC, which are available for review at www.sec.gov, could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index
PART I

ITEM 1. BUSINESS.
Overview
Caladrius Biosciences, Inc. (“we,” “us,” “our,” “Caladrius” or the “Company”) is a clinical-stage biopharmaceutical company dedicated to the development of treatments and reversal of severe diseases. We are developing what are intended to be first-in-class therapeutics based on the characteristics of naturally occurring CD34+ cells and their ability to stimulate the growth of new microvasculature. Our technology is intended to leverage these cells to enable the body's natural repair mechanisms using formulations unique to each medical indication.
Our leadership team has decades of collective biopharmaceutical development experience. Our goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. Our current product candidates include:
•XOWNA® (CLBS16), the subject of both a completed positive Phase 2a study (ESCaPE-CMD) and an ongoing follow-on Phase 2b study (FREEDOM Trial) in the United States for the treatment of coronary microvascular dysfunction (“CMD”);
•HONEDRA® (CLBS12), recipient of SAKIGAKE designation pursuant to which early conditional approval in Japan for the treatment of critical limb ischemia (“CLI”) and Buerger’s disease is being sought based on the current results of a clinical trial executed in Japan. CLBS12 was the recipient of orphan drug designation in March 2021 from the U.S. Food and Drug Administration (“FDA”) for Buerger's disease; and
•CLBS201, designed to assess the safety and efficacy of CD34+ cell therapy as a treatment for patients with chronic kidney disease related to type 2 diabetes (diabetic kidney disease or “DKD”).
Corporate Information
We incorporated in 1980 as a Delaware corporation and our principal executive offices are located at 110 Allen Road, Second Floor, Basking Ridge, NJ 07920. Our telephone number is (908) 842-0100 and the corporate website address is www.caladrius.com. Our website address in this Annual Report on Form 10-K is included only as an inactive textual reference and is not intended to be an active link to our website. The information on the website is not incorporated by reference into this Annual Report on Form 10-K.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as other documents filed with the U.S. Securities and Exchange Commission (“SEC”), are available free of charge through the Investors section of the website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public can obtain documents that are filed with the SEC at www.sec.gov.
This Annual Report on Form 10-K includes the following trademarks owned by us: Caladrius®, XOWNA® and HONEDRA®. These trademarks are the property of Caladrius. This Annual Report on Form 10-K also includes other trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and traded names included herein are the property of their respective owners.
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
Our proprietary cell technology using autologous (a patient’s own naturally occurring) CD34+ cells has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted or reduced. Through the administration of CD34+ cells, we seek to promote the development and formation of new microvasculature and thereby increase blood flow to the impacted area. We believe that a number of conditions caused by underlying ischemic injury can be improved through our CD34+ cell technology including, but not limited to, Buerger's disease, CLI, CMD, and DKD.

Index
XOWNA® for Treatment of Coronary Microvascular Dysfunction
In 2017, with the assistance of a $1.9 million grant from the National Institutes of Health (Award Number R44HL135889), we initiated our program for XOWNA® for the treatment of CMD, a disease that afflicts as many as 1.6 million patients in the United States alone, with no current targeted treatment options. That study, the ESCaPE-CMD Trial, was a Phase 2a proof-of-concept open label study that enrolled patients at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center in Los Angeles, CA. Those data showed a positive therapeutic effect with a statistically significant improvement in angina frequency, coronary flow reserve, Canadian Cardiovascular Society Angina Class and Seattle Angina Questionnaire scores, as well as an acceptable safety profile. The full data set from that study was presented at the SCAI 2020 Scientific Sessions Virtual Conference on May 14, 2020 by Dr. Timothy Henry, FACC, of the Christ Hospital in Cincinnati, Ohio. In December 2020, we commenced enrollment in our Phase 2b FREEDOM Trial of XOWNA®, a double-blind, randomized and placebo-controlled clinical trial designed to further evaluate the efficacy and safety of intracoronary artery delivery of autologous CD34+ cells in subjects with CMD and without obstructive coronary artery disease. While early enrollment proceeded to plan with the first patient treated in January 2021, the impact of the COVID-19 pandemic contributed to a general slowing of enrollment. Protocol amendments to the initial FREEDOM Trial protocol, as agreed to by the FDA, were implemented with the goal of enhancing breadth and speed of subject enrollment.
HONEDRA® for Treatment of Critical Limb Ischemia
Our randomized, open-label, registration-eligible study of HONEDRA® in Japan for the treatment of CLI and Buerger's disease has, to date, demonstrated positive trends in both safety and efficacy. The HONEDRA® study's enrollment, however, has been significantly curtailed by the COVID-19 pandemic's impact in Japan, including the States of Emergency in Japan that have persisted for much of the past 18 months. Due to the significant and continued operational and financial burden incurred as a result of these COVID-19 delays, coupled with the unpredictability of the timing of site enrollment re-initiation, we suspended further enrollment and are focusing our efforts on consummating a partnership for the product in Japan. Such a partnership may become the basis for the completion of development and registration of HONEDRA® in Japan and may include the completion of enrollment of the four remaining no-option CLI subjects stipulated in the original protocol, if necessary, and/or exploration of submitting the existing data to Japan's Pharmaceuticals and Medical Devices Agency (“PMDA”) under Japan's regenerative medicine regulations, which allow for conditional approval of innovative regenerative medicine products. Despite receipt from FDA in March 2021 of orphan designation in the United States for CLBS12 as a potential treatment for Buerger's disease, based on a response from the FDA in October 2021 regarding a development plan for U.S. registration, we have decided not to pursue U.S. development in Buerger's disease at this time.
CLBS201 for Treatment of Diabetic Kidney Disease
Progressive kidney failure is associated with attrition of the microcirculation of the kidney. Pre-clinical studies in kidney disease and injury models have demonstrated that protection or replenishment of the microcirculation results in improved kidney function. Based on these observations, we have elected to move forward with a Phase 1, open-label, proof-of-concept trial evaluating CLBS201 dosed via intra-renal artery injections in subjects with DKD. This protocol, as approved by an Institutional Review Board (“IRB”), is expected to include six subjects in total with the first two subjects sequentially dosed and followed for a two-week safety observation period. Clearance by an independent Data Safety Monitoring Board (“DSMB”) overseeing the study will then permit the treatment of the next four patients, with all patients being followed for safety and therapeutic effect. A read-out of data will occur after the six-month follow-up visit for all patients. A key criterion for continued development of CLBS201 will be our ability to demonstrate a therapeutic effect that will make it competitive in the field of DKD treatment, i.e., kidney function regeneration, as indicated by increased glomerular filtration rate.
Additional Out-licensing Opportunities and Pipeline Diversification
Our broad intellectual property portfolio of cell therapy assets includes notable programs available for out-licensing in order to continue their clinical development. Our current long-term strategy focuses on advancing our therapies through development with the ultimate objective of obtaining market authorizations and entering commercialization, either alone or with partners, to provide treatment options to patients suffering from life-threatening medical conditions. We believe that we are well-positioned to realize potentially meaningful value increases within our own proprietary pipeline if we are successful in advancing our product candidates to their next significant development milestones.
In addition, we further desire to diversify our pipeline of development product candidates and are exploring a range of strategic transactions in furtherance of that goal. We have taken, and intend to continue to take, active steps to identify assets and/or companies for acquisition and/or partnership that would complement our current development programs and de-risk our overall development portfolio. Such assets potentially could target indications beyond cardiovascular disease as well as product categories outside of cell therapy. The range of possible transactions includes an acquisition, merger, business combination, in-license or other strategic transaction, any of which could result in the issuance of securities that could significantly dilute the

Index
shares of our existing stockholders. There can be no assurance that this exploration of strategic alternatives will result in us entering into or completing any transaction or that such transaction, if completed, will add to shareholder value.
COVID-19 Considerations
In December 2019, a novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, was reported to have surfaced in China. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the world's economies began to experience pronounced effects. Despite the FDA approval of multiple COVID-19 vaccines, there remains uncertainty around the extent and duration of disruption and any future related financial impact cannot reasonably be estimated at this time. In response to the COVID-19 pandemic, we implemented a universal work from home policy as well as stringent social distancing and other hygiene policies for employees when they must be in the office. Our clinical study of HONEDRA® in Japan has experienced significant delays in enrollment due to the States of Emergency in effect in Japan for most of 2020 and re-implemented from January 7, 2021 through March 21, 2021 covering Tokyo and other regions in response to an increased number of COVID-19 infections. Due to reported increases in COVID-19 cases and a low rate of vaccination in Japan, States of Emergency were renewed on April 25, 2021 through May 11, 2021 and then re-implemented in Tokyo from July 12, 2021 through September 30, 2021. With our expectation that COVID-19 in Japan would continue to impact negatively enrollment of patients in the HONEDRA® clinical trial, we have elected to suspend trial enrollment, seek a development partner and consult with the Japanese regulatory authorities regarding the submission of patient data already accrued. Our phase 2b trial of XOWNA® in the United States has also experienced delays in enrolling patients as a result of COVID-19.
THE FIELD OF CELL THERAPY
Regenerative medicine is defined as the process of replacing or regenerating human cells, tissues or organs to restore normal function. Among the categories of therapeutic technology platforms within this field are cell therapy, gene therapy, tissue engineering, tools, device diagnostics and aesthetic medicine. All living complex organisms start as a single cell that replicates and then individual groups of cells differentiate (mature into complex cell types), thereby yielding the diversity of organs and organ systems in an adult organism. Cell therapy is a process that uses cells to prevent, treat or cure disease, or to regenerate damaged or aged tissue. Since the 1970s, bone marrow, blood and umbilical cord-derived stem cells have been used to restore bone marrow, as well as blood and immune system cells damaged by the chemotherapy and radiation historically used to treat many cancers. Notably, this approach holds certain curative potential for patients with otherwise fatal conditions.
There are two general classes of cell therapies: autologous and allogeneic. When cells are collected from a person (donor) and transplanted or used to develop a treatment solely for that same person (recipient or patient) with or without modification, the treatment paradigm is known as “autologous” cell therapy. For long-term repair of cardiovascular tissues, evidence indicates that the repair cells must remain in the target tissue for a period of time. Since autologous cells are not destroyed by the immune system, autologous cell therapy can be expected to result in long-term residence of the administered cells. When the donor and the recipient are not the same individual, however, the procedures are referred to as “allogeneic” cell therapy.
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
TECHNOLOGY OUT-LICENSING OPPORTUNITIES
Ischemic Repair (CD34+ Cell Technology)
Our CD34+ Cell Technology is an autologous cell platform technology with potential application to a broad array of ischemic conditions and we will seek to out-license the technology in geographies and/or indications in which we do not intend to pursue development ourselves.
Intellectual Property Platform
Our developed and owned ischemic repair patent portfolio comprises the following:
a.Nine U.S. patents, three European Union (“EU”) patents (each filed in 5 individual countries) and ten other patents in Japan, Canada, Russia and Hong Kong;
b.Claims cover, inter alia, a pharmaceutical composition that contains a therapeutic concentration of non-expanded CD34+ stem cells that move in response to SDF-1 or VEGF, together with a stabilizing amount of serum, that can be delivered to repair an injury caused by vascular insufficiency;

Index
c.Issued and pending claims can be applied to a broad range of conditions caused by underlying ischemia, including acute myocardial infarction, chronic myocardial ischemia post-AMI, chronic heart failure, critical limb ischemia, and ischemic brain injury and DKD;
d.One pending patent application in the United States; and
e.One pending patent application outside the United States.

Market Opportunity for CLI
In Japan, there are approximately 300,000 patients with CLI, of whom approximately 51,000 are not candidates for revascularization, together with an addressable population of approximately 560,000 patients in the EU and 300,000 in the United States.
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
Market Opportunity for CMD
In the United States there is an addressable population of approximately 400,000 to 1,600,000 patients with CMD, while the addressable population is roughly 1,200,000 to 4,800,000 in the EU and between 43,000 and 166,000 in Japan.
Market Opportunity for DKD
In the United States, stage 3 and 4 DKD patients represent an addressable population of approximately 7,000,000 and there is an estimated addressable population of 12,000,000 patients in the EU.
SEASONALITY
We do not believe that our operations are seasonal in nature.
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
Premarket Review and Approval of Pharmaceutical and Biological Products in the United States
In the United States, pharmaceutical and biological products, including cellular therapies, are subject to extensive pre- and post-market regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products, including biological products, intended for therapeutic uses. Biological products are approved for marketing under provisions of the Public Health Service Act (“PHS Act”). However, biological products that also meet the definition of “drugs” under the FD&C Act are also subject to regulation under FD&C Act provisions and to applicable provisions from two sets of FDA implementing regulations, those for biological products and those for drugs. Another distinction between pharmaceuticals and cellular therapies is that the PHS Act requires the submission of a Biological Licensing Application (“BLA”), rather than a New Drug Application (“NDA”), for market authorization of a cellular therapy candidate like ours. Generally, the application process and requirements for product approval under BLA is similar to those for an NDA, and the review process for biological products is associated with similar approval risks and application costs as for chemical entity drug products.
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

Index
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
•approval of the clinical trial protocol and the sponsor's safeguards for human subjects by one or more institutional review boards, or “IRBs,” depending on the numbers of clinical sites and other features of the study design, before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or “GCPs,” to establish the safety and efficacy of the proposed drug or biological product for each proposed indication for which FDA approval is sought;
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

Index
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
Submission of an NDA or BLA to the FDA
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA seeking approval to market the drug product for one or more indications. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The cost of preparing and submitting an NDA or BLA is substantial. Under federal law, most NDA or BLA submissions are additionally subject to a substantial application user fee. The current fee for FY2022 is $3,117,218 (some small businesses may qualify for a waiver under certain circumstances) and an annual program fee, currently $369,413, must also be paid for each approved prescription drug or biological product. These fees are typically adjusted annually.
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

Index
however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
If the FDA approves a drug or biological product for marketing in the United States, it may limit the approved indications for use for the product; require that contraindications, warnings or precautions be included in the product labeling; require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval; require testing and surveillance programs to monitor the product after commercialization; or impose other conditions, including distribution restrictions or other risk management mechanisms, such as a risk evaluation and mitigation strategy or “REMS,” which can materially affect the potential market and profitability of the product. The FDA also may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications or patient populations, making certain types of manufacturing changes or seeking to make additional labeling claims, are subject to further testing requirements and FDA review and approval.
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
Expedited Review Programs (Fast Track, Breakthrough, RMAT) and Accelerated Approval Pathways
The FDA is authorized to facilitate the development and expedite the review of certain drugs or biologics that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the Fast Track Program, the sponsor of an IND for a drug candidate may request that the FDA designate the drug candidate for a specific indication as a Fast Track drug concurrent with, or after, the submission of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request. In addition to other benefits such as the ability to engage in more frequent interactions with the FDA, the FDA may initiate review of sections of a Fast Track drug’s NDA or BLA before the application is complete. This “rolling review” is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. The FDA’s time period goal for reviewing an application, however, does not begin until the last section of the NDA/BLA is submitted. Additionally, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.
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
In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw approval of the drug such that accelerated approval is also referred to as U.S. “conditional” approval. Products granted accelerated approval also are subject to additional requirements for the pre-dissemination review by the FDA of proposed promotional materials both during the NDA review process and for 120 days after marketing approval.
In addition to the above, the FDA may designate an investigational product as a Breakthrough Therapy or as a Regenerative Medicine Advanced Therapy (“RMAT”), depending on the type of investigational product and its ability to meet applicable eligibility criteria. Breakthrough Therapy designation is a process designed to expedite the development and

Index
review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). The RMAT designation requires similar eligibility criteria to be met, but it is available only to cell therapies, tissue therapies, and other products that meet the statutory definition of a “regenerative medicine therapy.” Specifically, a biological product is eligible for RMAT designation if: (a) the product candidate is a regenerative medicine therapy, which is defined in the FD&C Act as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, except for those regulated solely under the PHS Act (that is, excluding those biological products that are not also regulated as “drugs” under the FD&C Act); (b) the product candidate is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (c) preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. Both Breakthrough Therapy and RMAT designations are intended to help accelerate product development by allowing more frequent interactions with the FDA and receiving intensive FDA guidance on efficient drug development.
Pediatric Information
Under the Pediatric Research Equity Act (“PREA”), NDAs or BLAs or supplements to NDAs or BLAs must contain data that are adequate to assess the safety and effectiveness of the drug or biologic for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. Sponsors must also submit pediatric trial plans prior to the assessment data, and those plans must contain an outline of the proposed pediatric trial or trials the applicant plans to conduct, including trial objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. The FDA may grant full or partial waivers or deferrals for submission of data. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease.
The Best Pharmaceuticals for Children Act (“BPCA”) provides approved NDA and BLA holders a six-month extension of any exclusivity that attaches to the end of all existing marketing exclusivities and patents for the drug or biologic. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug or biologic in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA's request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.
Orphan Drugs
Under the Orphan Drug Act, the FDA may designate a candidate as an orphan drug if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States) Orphan drug designation must be requested by an applicant before submitting an NDA or BLA for the relevant drug candidate. If the FDA grants orphan drug designation, the FDA will publicly disclose the generic identity of the drug candidate and its potential orphan use. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
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

Index
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

Index
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
–the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act and similar state laws and regulations;
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
Japan's Pharmaceutical and Medical Device Authority Regulation of Regenerative Medicine
Prior to 2014, there was no specific regulatory oversight of regenerative medicine products in Japan. However, in November 2013, the Japanese authorities revised the Pharmaceutical Affairs Law and renamed it the Pharmaceuticals, Medical Devices, and Other Therapeutic Products Act (the “PMD Act”). The new legislation became effective on November 25, 2014 and provides for a timely introduction of innovative regenerative medicine products. The new legislation formalizes a legal basis for development of regenerative medicine therapies. The new legislation defines regenerative medicine products as processed human cells that are intended to be used for either (1) the reconstructive repair, or formation of structures or functions of the human body; (2) the treatment or prevention of human diseases; or (3) gene therapy.
The legislation allows the PMDA/Ministry of Health, Labour and Welfare (“MHLW”) to award conditional approval to a regenerative medicine therapy if there is evidence of adequate safety and results which predict likely efficacy. The evidence for efficacy may be based on surrogate endpoints and may come from an exploratory study. This conditional approval is time-

Index
limited, and there must be an agreement with PMDA/MHLW as to follow-up collection of information which confirms efficacy and safety, similar to a post-marketing commitment in the United States.
Under the PMD Act, products under consideration may also be given a SAKIGAKE designation (similar to an FDA “Breakthrough” or “RMAT” designation in certain respects) with a priority six month review period. Additionally, there is a commitment that the PMDA will facilitate research and development by giving scientific and regulatory advice to sponsors from the early stage of development.
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

•We have incurred substantial losses and negative cash flow from operations in the past and expect to continue to incur losses and negative cash flow for the foreseeable future. Additionally, we anticipate that we will need substantial additional financing to continue our operations; if we are unable to raise additional capital, we may be forced to delay, reduce or eliminate one or more of our product development programs, and our business will be harmed.
•If our status as a smaller reporting company changes, Section 404(b) of the Sarbanes-Oxley Act of 2002 may require an independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and our stock price.
•Our future success may be dependent on the timely and successful partnering and/or commercialization of HONEDRA®, our experimental product candidate for CLI and Buerger's Disease that is in clinical development in Japan, CLBS16 (XOWNA®) for CMD in clinical development in the United States, and CLBS201 for DKD in the United States, and if we encounter delays or further difficulties in the development of these product candidates, our business prospects would be significantly harmed.
•Our business has been and may continue to be adversely affected by the COVID-19 pandemic.
•We have experienced and may continue to experience delays in completing our clinical trials and in enrolling patients in our clinical trials, which could delay or prevent the receipt of necessary regulatory approvals.
•We may be unable to manage multiple late stage clinical trials for a variety of product candidates simultaneously.
•The development of cell therapy product candidates is subject to uncertainty because autologous cell therapy is inherently variable.
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
•If serious or unacceptable side effects are identified during the development of any of our product candidates, we may need to abandon or limit our development of that product candidate.
•A Fast Track designation by the FDA and other similar regulatory designations may not lead to a faster development, regulatory review, or approval process.
•Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which failure would prevent or delay regulatory approval and commercialization.

Index
•We presently rely on contract manufacturing organizations to produce our product candidates at development and commercial scale quantities and have not yet qualified an alternate manufacturing supply, which could negatively impact our ability to meet any future demand for the products.
•We may enter into collaborations, strategic alliances, additional licensing arrangements, acquisitions, business combinations and/or other strategic transactions in the future, any of which could require us to issue securities that could significantly dilute the shares of our existing stockholders, and we may not realize the benefits of any such alliances, licensing arrangements, acquisitions, business combinations or strategic transactions, if completed. .
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
•Contract development and manufacturing organizations have a finite cell manufacturing capacity, which limitations could inhibit the long-term growth prospects of our business such that it will need to improve manufacturing efficiency at our contract manufacturers in order to establish cost of goods levels that will permit approved products to succeed commercially.
•The development and commercialization of our product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the United States and abroad, and the failure to receive regulatory approvals for cell therapy product candidates would likely have a material and adverse effect on our business and prospects.
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
•Competitor companies or hospitals may be able to take advantage of EU rules permitting sales of unlicensed medicines for individual patients to sell competing products without marketing authorization.
•We may be unable to obtain or maintain patent protection for our products and product candidates, which could have a material adverse effect on our business.

Index
•Litigation and third-party claims relating to intellectual property are expensive, time-consuming and uncertain, and we may be unsuccessful in our efforts to protect against infringement by third parties or defend ourselves against claims of infringement.
•In certain countries, patent holders may be required to grant compulsory licenses, which would likely have a significant and detrimental effect on any future revenues in such country.
•Our stock price has been, and will likely continue to be, highly volatile.
•We may fail to comply with the continued listing requirements of the Nasdaq Capital Market, such that our common stock may be delisted and the price of our common stock and its ability to access the capital markets could be negatively impacted.
•In addition to potential dilution associated with potential future fundraising and strategic transactions, we currently have a significant number of securities outstanding that are exercisable for our common stock, which exercise could result in significant additional dilution and downward pressure on the stock's price.
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
HUMAN CAPITAL RESOURCES
As of December 31, 2021, we had 27 full-time employees. Senior management and professional employees have had prior experience in pharmaceutical or biotechnology companies. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of equity-based compensation awards in order to increase shareholder value and our success by motivating such individuals to perform to the best of their abilities and achieve our objectives.
We recognize that our industry is specialized and dynamic, and a significant aspect of our success is our continued ability to execute our human capital strategy of attracting, engaging, developing and retaining highly skilled talent. There is fierce competition both within our industry and in the geographic locations in which we have offices for highly skilled talent, and we offer a robust set of benefits, career-enhancing learning experiences and initiatives aligned with our mission, vision, and values in order to attract qualified prospective employees and to retain and motivate our employees. We offer competitive compensation for our employees and strongly embrace a pay for performance philosophy in setting and adjusting compensation.

Our Code of Business Conduct and Ethics clearly outlines our commitment to diversity and inclusion, where all employees are welcomed in an environment designed to make them feel comfortable, respected, and accepted regardless of their age, race, national origin, gender, religion, disability or sexual orientation. We have a set of policies explicitly setting forth our expectations for nondiscrimination and a harassment-free work environment. We are also a proud equal opportunity employer and cultivate a highly collaborative and entrepreneurial culture.

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
We have a limited operating history, limited capital, and limited sources of revenue. Since our inception in 1980 through December 31, 2021, we have incurred aggregate net losses of approximately $453.0 million. Our net losses from continuing operations attributable to common stockholders for the years ended December 31, 2021 and December 31, 2020 were approximately $27.5 million and $8.2 million, respectively. As of December 31, 2021, our cash and cash equivalents and marketable securities were $95.0 million. Our current business has not generated revenues in the past and for the foreseeable future we do not expect it to generate revenue to be sufficient to cover costs attributable to that business or to our operations as a whole, including our development activities associated with our product candidates. Ultimately, we may never generate sufficient revenue from our business to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of product development and other operations.
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
•the timing of, and the costs involved in obtaining, regulatory approvals for our product candidates, a process which could be particularly lengthy, or complex given the FDA's limited experience with marketing approval for cell therapy products;
•the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities relating thereto;
•the cost of expansion of our development operations and personnel; and
•the availability of, or our access to, state or federal government awards.
To both fund our clinical trials and support our future operations, we would likely seek to raise capital through a variety of different public and/or private financings vehicles. This could include, but not be limited to, utilization of our at-the-market (“ATM”) offering agreement with H.C. Wainwright & Co., LLC (“HCW”), equity sales pursuant to our purchase agreement with Lincoln Park Capital Fund, LLC potential issuances of other debt or equity securities in public or private financings and/or

Index
sale or licensing of assets. If we raise capital through the sale of equity, or securities convertible into equity, it will result in dilution to our then-existing stockholders. Servicing the interest and principal repayment obligations under debt we incur, or whether any such debt is called, would divert funds that might otherwise be available to support research and development, clinical or commercialization activities. In addition, debt financing involves covenants that restrict our ability to operate our business. In certain cases, we also may seek funding through collaborative arrangements that would likely require us to relinquish certain rights to our technology or product candidates and diminish our share in the future revenues associated with the partnered product.
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
We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until sometime after we have received regulatory approval for the commercial sale of a product candidate, which may never occur. Our ability to generate revenue from product sales and achieve profitability depends significantly on our success in many factors, including:
•completing research regarding, and nonclinical and clinical development of, our current and future product candidates;
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

Index
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
RISKS RELATED TO OUR CELL THERAPY PRODUCT DEVELOPMENT EFFORTS
Our future success may be dependent on the timely and successful continued development and commercialization of HONEDRA®, our experimental product candidate for CLI and Buerger's Disease that has been in clinical development in Japan, XOWNA® or CLBS16 for CMD, and CLBS201 for DKD, and if we encounter delays or further difficulties in the development of these product candidates, our business prospects would be significantly harmed.
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
In early 2018, we treated the first patient in a clinical trial in Japan for HONEDRA® for use in CLI taking advantage of the paradigm of potential conditional approval for regenerative medicine products established by new regulations in Japan for products that show sufficient safety evidence and some evidence of efficacy. Because of difficulty enrolling the remaining patients in the trial and the costs of continued delays in such, we suspended enrollment of the trial at the end of 2021 and commenced talks with development partners as well as with PMDA to consider paths forward. There can be no assurance that we will find a partner or that PMDA will consider the drug for approval without completing enrollment of the trial, such that HONEDRA® may be delayed indefinitely or never commercialized.
In late 2020 we began enrolling patients in the FREEDOM trial using CD34+ cells to treat CMD (CLBS16). That trial also has been delayed significantly by COVID-19-related challenges to enrollment. Additionally, we currently have an open investigational new drug application (“IND”) for CLBS201 in a pilot study examining the effectiveness of CD34+ cells to treat diabetic kidney disease.
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
•delays in our ability to manufacture our product candidates in quantities or in a form that is suitable for any required

Index
clinical trials;
•intellectual property constraints that prevent us from making, using, or commercializing any of our cell therapy product candidates;
•the supply or quality of our product candidates or other materials or equipment necessary to conduct clinical trials of these product candidates may be no longer available for purchase, insufficient or inadequate;
•inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;
•delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, CMOs and clinical trial sites;
•delays in obtaining required IRB approval at each clinical trial site;
•inability to file INDs with the FDA for our development candidates or comparable clinical trial applications with other regulatory authorities outside of the United States;
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

Index
Our business has been and may continue to be adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic has affected our operations and may materially affect our business. In response to the pandemic, we have limited in-office operations, including implementing work from home and social distancing policies. We risk a delay, default and/or nonperformance under our existing agreements arising from force majeure.
In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, social distancing and business shutdowns. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily allowing all employees to work remotely. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely may induce absenteeism, disrupt our operations, or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.
Our clinical trials have suffered and may continue to suffer from delays and lower than anticipated patient recruitment or enrollment. Our clinical study of HONEDRA® in Japan has experienced significant delays in enrollment due to the States of Emergency in effect in Japan for most of 2020 and re-implemented from January 7, 2021 through March 21, 2021 covering Tokyo and other regions in response to an increased number of COVID-19 infections. Due to reported increases in COVID-19 cases and a low rate of vaccination in Japan, States of Emergency were renewed on April 25, 2021 through May 11, 2021 and then re-implemented in Tokyo from July 12, 2021 through September 30, 2021. With our expectation that COVID-19 in Japan would continue to impact negatively enrollment of patients in the HONEDRA® clinical trial, we elected to suspend trial enrollment, seek a development partner and consult with the Japanese regulatory authorities regarding the submission of patient data already accrued. Our phase 2b trial of XOWNA® in the United States has also experienced delays in enrolling patients as a result of COVID-19.
The extent to which COVID-19 will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or new variants or the effectiveness of actions to contain and treat COVID-19 and its variants, particularly in the geographies where we or our third party suppliers, contract manufacturers, or contract research organizations operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition.
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

Index
We may face continuing challenges in enrolling patients to participate in our clinical trials due to the novelty of our cell-based therapies, the size of the patient populations, the eligibility criteria for enrollment in the trial and COVID-19 impact. Moreover, changes to enrollment criteria may be prohibited by regulating agencies, may have no impact on enrollment rates and may change or harm the outcome of the study. In addition, some patients may have concerns or negative perceptions regarding cell therapy that may affect their decision to enroll in the trials. Furthermore, patients suffering from diseases within target indications may enroll in competing clinical trials, which could negatively affect our ability to complete enrollment of our trials. Enrollment challenges in clinical trials often result in increased development costs for a product candidate, significant delays and potentially the abandonment of the clinical trial.
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
We have not completed the clinical trials necessary to obtain FDA approval to market HONEDRA®, XOWNA® or CLBS201 or any of our other product candidates in development. Our operational team lacks significant experience in completing Phase 3 pivotal clinical trials and bringing a drug or biological product through commercialization. Clinical trials for products in development may be delayed or terminated as a result of many factors, including the following:
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
•delays or failure to obtain clinical supply for our product candidates necessary to conduct clinical trials from contract manufacturers, including commercial grade clinical supply for our trials;
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

Index
Any delay or failure to complete clinical trials and obtain FDA approval for our product candidates could have a material adverse effect on our cost to develop and commercialize, and our ability to generate revenue from, a particular product candidate.
We may be unable to manage multiple late stage clinical trials for a variety of product candidates simultaneously.
As our current clinical trials progress, we may need to manage multiple late stage clinical trials simultaneously in order to continue developing all of our current product candidates. Our management team does not have significant experience in completing late stage clinical trials and the management of late stage clinical trials is more complex and time consuming than early stage trials. Typically, early stage trials involve several hundred patients in no more than 30 clinical sites. Late stage (Phase 3) trials may involve up to several thousand patients in up to several hundred clinical sites and may require facilities in several countries. Therefore, the project management required to supervise and control such an extensive program is substantially larger than early stage programs. As the need for these resources is not known until some months before the trials begin, it is necessary to recruit large numbers of experienced and talented individuals very quickly. If the labor market does not allow this team to be recruited quickly, the sponsor is faced with a decision to delay the program or to initiate it with inadequate management resources. This may result in recruitment of inappropriate patients, inadequate monitoring of clinical investigators and inappropriate handling of data or data analysis. Consequently, it is possible that conclusions of efficacy or safety may not be acceptable to permit submission of a BLA for any one of the above reasons or a combination of several.
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
Any disruption to our access to the reagents, devices, material or equipment we are using in the clinical development of our cell therapy product candidates could adversely affect our ability to perform clinical trials and seek future regulatory submissions.
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
To conduct pivotal Phase 3 clinical trials, we are required to have certain validated and established manufacturing controls with respect to the safety, purity and potency of our product candidates when administered to patients. If we determine that the results of any Phase 2 clinical trial we may conduct supports Phase 3 development, we expect to initiate and complete one or more pivotal Phase 3 clinical trials for such programs and would need to address any outstanding chemistry, manufacturing and control CMC issues raised by the FDA prior to initiating such trials. We may not be successful in our efforts to address any CMC issues raised by the FDA. If we cannot initiate, or if we are delayed in initiating, a pivotal Phase 3 clinical program as a result of our failure to satisfy the FDA's CMC concerns or otherwise, the timing of regulatory submission for commercialization of our product candidates would be delayed, or we may be unable to seek regulatory approval to commercialize our products at all.
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

Index
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
If serious or unacceptable side effects are identified during the development of any of our product candidates, we may need to abandon or limit our development of that product candidate.
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
We were granted SAKIGAKE designation in Japan and Advanced Therapeutic Medicinal Product (“ATMP”) designation in Europe for HONEDRA® for the treatment of CLI and Buerger's Disease. However, SAKIGAKE and ATMP designations do not ensure that we will experience a faster development, regulatory review or approval process compared to conventional FDA or Japan PMDA procedures. Additionally, a regulatory authority may withdraw a designation if it believes that the designation is no longer supported by data from the clinical development program. Moreover, award of a particular designation does not imply a higher probability of success of a product in the approval process.
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

Index
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
We currently rely on one contract manufacturer, Cognate Bioservices, a Charles River Company (“Cognate”), to provide the cell processing services necessary for clinical production for our various CD34+ cell therapy product candidates. To date, Cognate has not produced any products at commercial scale quantities and we expect that Cognate would need to significantly expand its manufacturing capabilities to meet potential commercial demand for XOWNA® and CLBS201 and any other of our product candidates, if approved, as well as any of our other product candidates that might attain regulatory approval. Such expansion would require additional regulatory approvals. Even if they increase their manufacturing capabilities, it is possible that they may still lack sufficient capacity to meet demand. At present we have no contract manufacturer for the production of HONEDRA® in Japan. Ultimately, if we are unable to supply our products to meet commercial demand, whether because of processing constraints or other disruptions, delays or difficulties that we experience, sales of the products and their long-term commercial prospects could be significantly damaged.
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
Also, as a result of the current geopolitical tensions and the conflict between Russia and Ukraine following the recent and ongoing Russian invasion of Ukraine, the governments of the United States, the European Union, Japan and other jurisdictions have recently announced the imposition of sanctions on certain industry sectors and parties in Russia, as well as enhanced export controls on certain products and industries. These and any additional sanctions and export controls, as well as any counter responses by the governments of Russia or other jurisdictions, could adversely affect, directly or indirectly, the global supply chain, with negative implications on the availability and prices of raw materials, energy prices, and our customers, as well as the global financial markets and financial services industry.
The commercial potential and profitability of our product candidates are unknown and subject to significant risk and uncertainty.
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

Index
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
We may enter into collaborations, strategic alliances, additional licensing arrangements, acquisitions, business combinations or other strategic transactions in the future, any of which could require us to issue securities that could significantly dilute the shares of our existing stockholders, and we may not realize the benefits of such alliances or licensing arrangements, acquisitions, business combinations or strategic transactions.
We may enter into collaborations, strategic alliances, additional licensing arrangements, acquisitions, business combinations or other strategic transactions with third parties that we believe are essential to product commercialization or will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that could significantly dilute the shares of our existing stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and/or acquisition candidates and the negotiation process can be time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. Furthermore, there can be no assurance that our exploration of potential acquisitions, business combinations or strategic alternatives will result in us entering or completing any transaction or that such transaction, if completed, will add to shareholder value.
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

Index
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
The clinical development, commercialization and marketing of cell and tissue-based therapies are at an early stage, substantially research-oriented and financially speculative. To date, very few companies have been successful in their efforts to develop and commercialize a cell therapy product. In general, cell-based or tissue-based products may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy, or other characteristics that may prevent or limit their approval or commercial use. Regulatory approval of novel product candidates such as HONEDRA®, XOWNA® and CLBS201, which are each manufactured having novel and proprietary formulations, can be more complex and expensive and take longer than other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to the FDA’s lack of experience with them. To our knowledge, the FDA has only approved five autologous cell therapy products to date.
This lack of experience may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, which would increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions. Furthermore, the number of people who may use cell or tissue-based therapies is difficult to forecast with accuracy. Our future success is dependent on the establishment of a large global market for cell and tissue-based therapies and our ability to capture a share of this market with our product candidates.
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

Index
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
The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated pathway for licensure of so-called biosimilar and interchangeable biological products, both of which have specific defined meanings under the law. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original reference product is approved for marketing in the United States a stand-alone BLA. The law is complex and is still being interpreted and implemented by the FDA. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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
We rely on information technology systems to keep financial records, maintain laboratory and corporate records, communicate with staff and external parties and operate other critical functions. Any significant insufficiency degradation or failure of these computer systems could cause us to inaccurately calculate or lose our data. Despite the implementation of security measures, these internal computer systems and those used by our clinical investigators, clinical research organizations, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. The techniques that could be used by criminal elements or foreign governments to attack these computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. Furthermore, there is an increased risk of cybersecurity attacks by state actors due to the current conflict between Russia and Ukraine. Recently, Russian ransomware gangs have threatened to increase hacking activity against critical infrastructure of any nation or organization that retaliates against Russia for its invasion of Ukraine. Any such increase in such attacks on our third-party provider or other systems could adversely affect our network systems or other operations. While we have not experienced any such system failure, theft of information, accident or security breach to date, if such an event were to occur and cause interruptions in its operations, it could result in a material disruption of our clinical development activities. For example, the loss of clinical trial data from historical or future clinical trials could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data. To the extent that any disruption, theft of information, or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the clinical development, and the future development of our product candidates could be delayed.
The increasing use of social media platforms presents new risks and challenges.
Social media is increasingly being used to communicate information about our product candidates and the diseases that our therapies are designed to treat. Social media practices in our industry continue to evolve and regulations related to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients and others may use social media channels to comment on the effectiveness of a product candidate or to report an alleged adverse event. When such disclosures occur, we may fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend against political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions or incur other harm to our business.
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

Index
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
Lack of access to safe, reliable, and effective transportation options could adversely affect our ability to meet our needs.
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
Government authorities in the United States, at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising and promotion, distribution, marketing, import and export of pharmaceutical and biological products, such as HONEDRA®, XOWNA® and CLBS201. The process of obtaining required regulatory approvals and the subsequent compliance with appropriate statutes and regulations requires the expenditure of substantial time and money, and there is no guarantee that we will successfully complete the steps needed to obtain regulatory approval of HONEDRA®, XOWNA® and CLBS201 or any future product candidates. There also are extensive and ongoing post-marketing compliance obligations to which we would be subject following FDA approval of any of our product candidates. In addition, these federal regulations may change, and our product candidates may be subject to new laws or regulations due to the rapid advancement of the regenerative medicine field and legislators'/regulators' interest in it.
To date, we have not received regulatory approval to market any of our product candidates in any jurisdiction. If we seek approval of any of our cell therapy product candidates, we will be required to submit to FDA, Japan's PMDA, and potentially other regulatory authorities, extensive preclinical and clinical data supporting the safety and efficacy of such product candidates, as well as information about the manufacturing process and to undergo inspection of manufacturing facilities, among other things. The process of obtaining FDA and other regulatory approvals is expensive, typically takes many years and is subject to numerous risks and uncertainties, particularly with complex and/or novel product candidates such as our cell-based product candidates. Changes in regulatory approval policies during the clinical research and development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application or may make it easier for our competitors to gain regulatory approval to enter the marketplace. Ultimately, the FDA and other regulatory agencies have substantial discretion in the approval/licensure process and may refuse to accept any application or may decide that our product candidate data are insufficient for approval without the submission of additional preclinical, clinical or other time-consuming studies. In addition, varying agency interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.
Any of the following factors, among others, could cause regulatory approval for our product candidates to be delayed, limited or denied:
•the product candidates require significant clinical testing to demonstrate safety and effectiveness before applications for marketing approval can be submitted to the FDA and other regulatory authorities;

Index
•data obtained from animal testing and other nonclinical testing and clinical trials can be interpreted in different ways, and regulatory authorities may not agree with our respective interpretations or may require us to conduct additional testing;
•negative or inconclusive results or the occurrence of serious or unexpected adverse events during a clinical trial could cause us to delay and/or terminate development efforts for a product candidate; and/or
•the FDA and other regulatory authorities may require expansion of the size and scope of the clinical trials.
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
To obtain marketing approvals for our product candidates in the United States and abroad, we must, among other requirements, complete adequate and well-controlled clinical trials sufficient to demonstrate to the FDA and other regulatory bodies that the product candidate is safe and effective for each indication for which approval is sought. If the FDA finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury due to, among other things, occurrence of one or more serious adverse events in an ongoing clinical trial, the FDA can place one or more of our clinical trials on partial or full clinical hold. If safety concerns develop, we may, or the FDA, a foreign regulatory authority, or an IRB may require us to pause or stop the affected trials before completion.
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

Index
•the FDA or one or more IRBs suspends or terminates the trial at an investigational site or precludes enrollment of additional subjects.
Our development costs will increase if there are material delays in our clinical trials, or if we are required to modify, suspend, terminate, or repeat a clinical trial. If we are unable to conduct our clinical trials properly, we may never receive regulatory approval to market our product candidates.
We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.
We are subject to laws and regulations covering data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the United States, we may be subject to state security breach notification laws, state health information privacy laws and federal and state consumer protections laws which impose requirements for the collection, use, disclosure and transmission of personal information. Each of these laws are subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA.
Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. In May 2016, the European Union formally adopted the General Data Protection Regulation (“GDPR”), which applies to all EU member states from May 25, 2018 and replaced the EU Data Protection Directive The regulation introduces stringent new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. It has increased our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules. The GDPR is a complex law and the regulatory guidance is still evolving, including with respect to how the GDPR should be applied in the context of clinical studies.  Furthermore, many of the countries within the European Union are still in the process of drafting supplementary data protection legislation in key fields where the GDPR allows for national variation, including the fields of clinical study and other health-related information.  These variations in the law may raise our costs of compliance and result in greater legal risks.
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
•product recalls or seizures or the temporary or permanent withdrawal of a product from the market; and
•fines, restitution, or disgorgement of profits or revenue, the imposition of civil penalties or criminal prosecution.
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

Index
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

Index
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
Unintended consequences of health care reform legislation in the United States may adversely affect our business.
The health care industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, comprehensive programs are under consideration that seek to, among other things, increase access to health care for the uninsured and control the escalation of health care expenditures within the economy. In March 2010, the Patient Protection and Affordable Care Act (“PPACA”), as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. While we do not believe this legislation will have a direct impact on our business, the legislation requires the adoption of implementing regulations, which may have unintended consequences or indirectly impact our business. For instance, the scope and implications of the amendments pursuant to the Fraud Enforcement and Recovery Act of 2009 (“FERA”), have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may impact our business. Also, in some instances our clients may be health insurers that will be subject to limitations on their administrative expenses and federal review of “unreasonable” rate increases that could impact the prices they pay for our services. If the legislation causes such unintended consequences or indirect impact, it could have a material adverse effect on our business, financial condition and results of operations.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.  Strong, partisan disagreement in Congress has prevented implementation of various PPACA provisions, and the Trump Administration had made the repeal of the PPACA a priority. One of the first executive orders of the Trump administration granted federal agencies broad powers to unwind regulations under the PPACA. On January 11, 2017, the Senate voted to approve a “budget blueprint” allowing Republicans to repeal parts of the law while avoiding Democrat filibuster. The “Obamacare Repeal Resolution” passed 51-48.  Certain legislators are continuing their efforts to repeal the PPACA, although there is little clarity on how such a repeal would be implemented and what a PPACA replacement might look like.  For the immediate future, there is significant uncertainty regarding the health care, health care coverage and health care insurance markets.
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

Index
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

Index
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
•the continued threat of terrorism and the impact of military and other action, including military actions involving Russia and Ukraine;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad, including as a result of COVID-19 or the recent military actions involving Russia and Ukraine; and
•business interruptions resulting from geo-political actions, including war and terrorism.
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
Product development and approval timelines in the biotechnology industry are very lengthy. As such, it is possible that any patents that may cover an approved product may have expired at the time of commercialization or only have a short remaining period of exclusivity, thereby reducing the commercial advantages of the patent. In such case, we would then rely solely on other forms of exclusivity, such as regulatory exclusivity provided by the FD&C Act, which may provide less protection to our competitive position.
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

Index
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
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs, and may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and any licensed patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the Leahy-Smith Act), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on future actions by the U.S. Congress, the U.S. courts, the U.S. Patent and Trade Office (the “USPTO”) and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
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

Index
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
The market price of our common stock has been, and in the future may continue to be, highly volatile. For example, from January 1, 2021 through March 22, 2022 our common stock traded as low as $0.63 per share and as high as $4.89 per share.
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
In addition, broader external events, such as news concerning economic or market conditions in the general economy or within our industry, the activities of our competitors, changes (or the threat of changes) in U.S. or foreign government regulations impacting the life sciences industry or the movement of capital into or out of our industry, are likely to affect the price of our common stock. Geopolitical events, including the continued threat of terrorism and the impact of military and other

Index
action, including military actions involving Russia and Ukraine, could impact our stock price as well. There can be no assurance that the market price of our common stock will not continue to fluctuate or decline significantly in the future.
We may fail to comply with the continued listing requirements of the Nasdaq Capital Market, such that our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
Our common stock is listed for trading on the Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days (the "Minimum Bid Price Requirement"). If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements.We received such notice on February 18, 2022 and thus risk delisting unless we are able to regain compliance in a timely fashion.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a grace period of 180 calendar days, or until August 17, 2022, to regain compliance with the Minimum Bid Price Requirement. Compliance can be achieved automatically and without further action if the closing bid price of our stock is at or above $1.00 for a minimum of 10 consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify us of our compliance and the matter will be closed. If, however, we do not achieve compliance with the Minimum Bid Price Requirement by August 17, 2022, we may be eligible for additional time to comply. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement, that we will maintain compliant with other Nasdaq listing requirements or that we will be granted a second compliance period.
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
In addition to potential dilution associated with potential future fundraising and strategic transactions, we currently have significant numbers of securities outstanding that are exercisable for our common stock, which could result in significant additional dilution and downward pressure on our stock price.
As of December 31, 2021, there were 59,789,712 shares of our common stock outstanding. In addition, there were outstanding stock options, restricted stock units and warrants representing the potential issuance of an additional 24,093,000 shares of our common stock. The issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect the price of our common stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares could cause the supply of our common stock available for purchase in the market to exceed the purchase demand for our common stock. Such supply in excess of demand could cause the market price of our common stock to decline.
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

Index
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our corporate headquarters are in Basking Ridge, New Jersey. The space is approximately 11,600 rentable square feet and the base monthly rent is approximately $25,700 through May 31, 2022. In November 2021 we executed a lease amendment to reduce the space to approximately 8,100 rentable square feet effective June 1, 2022 through September 30, 2025 (three years and four months). The new base monthly rent is approximately $15,900 with the first four months free. In addition, there are two five-year renewal options. In July 2019, we executed a three-year lease extension for the approximately 3,400 rentable square feet in our Rye Brook, New York office, which extension expires in March 2023. The base monthly rent for our Rye Brook office is approximately $9,000. We believe the total leased space is sufficient for the near future.

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
Holders
As of March 22, 2022, there were approximately 570 stockholders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2021 regarding shares of our common stock that may be issued under our existing equity compensation plans, including our 2018 Equity Incentive Compensation Plan (the “2018 Plan”), our 2015 Equity Compensation Plan (the “2015 Plan”), our 2009 Stock Option and Incentive Plan (the “2009 Plan”), and our amended 2017 Employee Stock Purchase Plan (the “Amended 2017 ESPP”).

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options (1)	Weighted Average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders (2)	2,131,849	$5.64	5,886,238	(3)
Equity compensation plans not approved by security holders	0	—	0
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

ITEM 6. [RESERVED].

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
Our leadership team has decades of collective biopharmaceutical development experience. Our goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. The Company’s current product candidates include:
•XOWNA® (CLBS16), the subject of both a completed positive Phase 2a study (ESCaPE-CMD) and an ongoing follow-on Phase 2b study (FREEDOM Trial) in the United States for the treatment of coronary microvascular dysfunction (“CMD”);
•HONEDRA® (CLBS12), recipient of SAKIGAKE designation and eligible for early conditional approval in Japan for the treatment of critical limb ischemia (“CLI”) and Buerger’s disease is being sought based on the current results of a clinical trial executed in Japan. CLBS12 was the recipient of orphan drug designation in March 2021 from the U.S. Food and Drug Administration (“FDA”) for Buerger's disease; and
•CLBS201, designed to assess the safety and efficacy of CD34+ cell therapy as a treatment for patients with chronic kidney disease related to type 2 diabetes (diabetic kidney disease or “DKD”).
In addition, we also desire to diversify our pipeline of development product candidates and are exploring a range of strategic transactions in furtherance of that goal. We have taken, and intend to continue to take, active steps to identify diligence-suitable assets and/or companies that would complement and de-risk our current development programs. Such assets could potentially include indications beyond cardiovascular as well as product categories outside of cell therapy and transactions could include an acquisition, merger, business combination, in-license or other strategic transaction, any of which could result in the issuance of securities that could significantly dilute the shares of our existing stockholders. There can be no assurance that this exploration of strategic alternatives will result in us entering into or completing any transaction or that such transaction, if completed, will add to shareholder value.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic continues to present substantial public health and economic challenges around the world, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures.
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has and will continue to impact our operations and the operations of our suppliers, vendors and business partners, and may take further precautionary and preemptive actions as may be required by federal, state or local authorities. In addition, we have taken steps to minimize the current environment’s impact on our business and strategy, including devising contingency plans and securing additional resources from third party service providers. For the safety of our employees and families, we implemented a universal work from home policy as well as stringent social distancing and other hygiene policies for employees when they must be in the office. Our clinical study of HONEDRA® in Japan has experienced significant delays in enrollment due to the States of Emergency in effect in Japan for most of 2020 and reimplemented from January 7, 2021 through March 21, 2021 covering Tokyo and other regions in response to an increased number of COVID-19 infections. Due to reported increases in COVID-19 cases and a low rate of vaccination in Japan, States of Emergency were renewed on April 25, 2021 through May 11, 2021 and then reimplemented in Tokyo from July 12, 2021 through September 30, 2021. With our expectation that COVID-19 in Japan would continue to impact negatively enrollment of patients in the HONEDRA® clinical trial, we elected to suspend trial enrollment, seek a development partner and consult with the Japanese regulatory authorities regarding the submission of

Index
patient data already accrued. In addition, our phase 2b trial of XOWNA® in the United States has also experienced delays in enrolling patients as a result of COVID-19.
Beyond its impact on our development pipeline described above, the extent to which COVID-19 ultimately impacts our business, results of operations and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the emergence of new variants, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain COVID-19 or treat its impact, including vaccination campaigns, among others. If we or any of the third parties with whom we engage, however, were to experience any additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, financial condition and results of operations. It is possible that our clinical development timelines could continue to be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations. See “Risk Factors” for additional discussion of the potential adverse impact of the COVID-19 pandemic on our business, financial condition and results of operations.
Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
Operating Expenses:
Research and development	$17,680	$9,253	$8,427
General and administrative	11,370	9,892	1,478
Total operating expenses	29,050	19,145	9,905
Loss from operations	(29,050)	(19,145)	(9,905)
Total other income (expense)	76	132	(56)
Benefit from income taxes	(1,508)	(10,872)	(9,364)
Net loss	$(27,466)	$(8,141)	$(19,325)
Overall, net losses were $27.5 million and $8.1 million for the years ended December 31, 2021 and 2020, respectively.
Operating Expenses
For the year ended December 31, 2021, operating expenses totaled $29.1 million compared to $19.1 million for the year ended December 31, 2020, representing an increase of $9.9 million or 52%. Operating expenses comprise the following:
•Research and development expenses were approximately $17.7 million for the year ended December 31, 2021 compared to $9.3 million for the year ended December 31, 2020, representing an increase of approximately $8.4 million, or 91%. This increase was primarily due to an increase in expenses associated with the enrollment of our XOWNA® Phase 2b study (the FREEDOM Trial). Research and development in both periods focused on the advancement of our ischemic repair platform and related to:
◦expenses associated with our XOWNA® Phase 2b study (the FREEDOM Trial) which commenced in the fourth quarter of 2020 with the first patient in the study treated in January 2021;
◦ongoing registration-eligible study expenses for HONEDRA® in CLI in Japan which focused on patient enrollment completion. The study's enrollment has been significantly curtailed by the COVID-19 pandemic's impact in Japan, including the States of Emergency that have persisted there for over 18 months. Due to the significant and continued operational and financial burden incurred as a result of these COVID-19 delays, coupled with the complete unpredictability of the timing of site enrollment re-initiation, we have suspended enrollment efforts and will focus on consummating a partnership with a Japanese company in order to complete the study enrollment as well as to explore the possibility of submitting the existing data to PMDA under the SAKIGAKE designation; and

Index
◦expenses associated with the preparation for filing an IND for the clinical study of CLBS201 for treatment of DKD. A Phase 1, open-label, proof-of-concept trial has been initiated recently and is expected to include six subjects in total.
•General and administrative expenses were approximately $11.4 million for the year ended December 31, 2021, compared to $9.9 million for the year ended December 31, 2020, representing an increase of approximately $1.5 million, or 15%. This increase was primarily due to an increase in directors and officers insurance premiums and strategic consulting expenses. Our general and administrative expenses focus on general corporate-related activities.
Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments as compensation to employees, consultants, directors and other service providers. The use of these instruments has resulted in charges to the results of operations, which has been significant in the past.
Other Income (Expense)
Total other income (expense) is comprised primarily of investment income on cash, cash equivalents and marketable securities and a loss on sale of $0.1 million related to the sale of our New Jersey net operating losses (“NJ NOLs”).
Income Tax Benefit
In April 2020, we received approval from the New Jersey Economic Development Authority (“NJEDA”) to participate in the Technology Business Tax Certificate Transfer Program (the “Program”), whereby we qualified to sell a percentage of its New Jersey net operating losses (“NJ NOLs”). We subsequently sold a portion of our NJ NOLs to a qualifying and approved buyer pursuant to the Program for net proceeds of $10.9 million.
In April 2021, we received final approval from the NJEDA under the Program to sell a portion of our NJ NOLs, which subsequently were sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $1.4 million. The $1.5 million of our NJ NOL tax benefits have been recorded as a benefit from income taxes and the loss on sale of $0.1 million recorded in other income (expense).

Analysis of Liquidity and Capital Resources
At December 31, 2021, we had cash, cash equivalents, and marketable securities of approximately $95.0 million, working capital of approximately $91.7 million, and stockholders’ equity of approximately $92.3 million.
During the year ended December 31, 2021, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash provided by or used in operating, investing and financing activities were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(22,245)	$(8,823)
Net cash used in investing activities	(54,896)	(7,277)
Net cash provided by financing activities	85,276	18,580

Operating Activities
Our cash used in operating activities during the year ended December 31, 2021 totaled approximately $22.2 million, comprising (i) our net loss of $27.5 million, as adjusted for non-cash income and expenses totaling $4.6 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities of approximately $0.6 million.
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

Index
Investing Activities
Our cash used in investing activities during the year ended December 31, 2021 totaled approximately $54.9 million and was primarily due to net purchases of marketable securities (net of sales of marketable securities).
Our cash used in investing activities during the year ended December 31, 2020 totaled approximately $7.3 million and was primarily due to net purchases of marketable securities (net of sales of marketable securities).
Financing Activities
Our cash provided by financing activities during the year ended December 31, 2021, primarily consisted of (i) net proceeds of $23.1 million through the issuance of common shares and warrants in our January 2021 private placement, (ii) net proceeds of $1.8 million in connection with warrant exercises, (iii) net proceeds of $60.6 million through the issuance of common shares and warrants in both of our February 2021 registered direct offerings which was partially offset by tax withholding-related payments on net share settlement equity awards to employees.
Our cash provided by financing activities during the year ended December 31, 2020 primarily consisted of (i) net proceeds of $4.5 million through the issuance of common shares and warrants in our April 2020 registered direct offering, (ii) net proceeds of $3.8 million through the issuance of common shares and warrants in our May 2020 registered direct offering, and (iii) net proceeds of $1.9 million through the issuance of common shares and warrants in our July 2020 private placement offering, and (iv) net proceeds of $8.4 million through the issuance of common shares under our common stock sales agreement with HCW, which was partially offset by tax withholding-related payments on net share settlement equity awards to employees.
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
On June 4, 2021, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with HCW, as sales agent, in connection with an “at the market offering” under which we may, from time to time offer and sell shares of our common stock, having an aggregate offering price of up to $50.0 million. As of December 31, 2021, we had not issued any shares under the ATM Agreement. Pursuant to the ATM Agreement, HCW is only obligated to make sales when we are in compliance with all Nasdaq listing standards. On February 18, 2022, we received a deficiency notice from Nasdaq informing us that we are not in compliance with the Minimum Bid Price Requirement. As such, we will not be able to sell shares under the ATM Agreement until we regain compliance, if ever.
In February 2021, we received preliminary approval from the NJEDA to participate in the Program. The Program permits qualified companies to sell a percentage of their NJ NOLs to unrelated profitable corporations. On April 12, 2021, we received final approval from NJEDA to sell $1.5 million of our NJ NOLs, which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $1.4 million.
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

Index
On February 12, 2021, we suspended the use of the at-the-market transactions facility (the “ATM”) and terminated the continuous offering pursuant to the Common Stock Sales Agreement (“Sales Agreement”) entered into in February 2018 with HCW. As of termination date of February 12, 2021, we had sold an aggregate of 3,784,912 shares of our common stock pursuant to the Sales Agreement for aggregate net proceeds of $9.5 million.
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
In March 2019, we and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $26 million, subject to certain limitations and conditions set forth in the Purchase Agreement (the “Offering”). As consideration for entering into the Purchase Agreement, we issued to Lincoln Park an additional 181,510 shares of common stock as commitment shares. Pursuant to the Purchase Agreement, Lincoln Park purchased 250,000 shares of common stock, at a price of $4.00 per share, for a total gross purchase price of $1.0 million (the “Initial Purchase”) upon commencement. Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement, we have the right, from time to time, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2,500,000, unless we and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a “Regular Purchase”). If we direct Lincoln Park to purchase the maximum number of shares of common stock we then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, we may direct Lincoln Park in an “accelerated purchase” to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of our common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, we may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day. As of December 31, 2021, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.
An accounting policy is considered to be critical if it is important to our financial condition and results of operations and if it requires management’s most difficult, subjective and complex judgments in its application. For a summary of all of our significant accounting policies, see Note 2 to our Consolidated Financial Statements.

Index
Share-Based Compensation
We expense all share-based payment awards to employees, directors, and consultants, including grants of stock options, warrants, and restricted stock, over the requisite service period based on the grant date fair value of the awards. Consultant awards are remeasured each reporting period through vesting. For awards with performance-based vesting criteria, we estimate the probability of achievement of the performance criteria and recognize compensation expense related to those awards expected to vest. We determine the fair value of option awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options or warrants. The fair value of our restricted stock and restricted stock units is based on the closing market price of our common stock on the date of grant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements and notes thereto required to be filed under this Item are presented commencing on page 51 of this Annual Report on Form 10-K.

Index
Caladrius Biosciences, Inc. and Subsidiaries

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Caladrius Biosciences, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Caladrius Biosciences, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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
New York, New York
March 22, 2022

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$24,647	$16,512
Marketable securities	70,323	18,061
Prepaid and other current assets	1,212	758
Total current assets	96,182	35,331
Property and equipment, net	62	57
Other assets	764	614
Total assets	$97,008	$36,002
LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Liabilities
Accounts payable	$1,934	$1,020
Accrued liabilities	2,589	2,486
Total current liabilities	4,523	3,506
Other long-term liabilities	485	254
Total liabilities	5,008	3,760
Commitments and Contingencies
Stockholders' Equity
Preferred stock; authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 0.001 share of common stock, $0.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; issued 59,800,792 and 19,389,413 shares, at December 31, 2021 and December 31, 2020, respectively; and outstanding, 59,789,712 and 19,378,333 shares, at December 31, 2021 and December 31, 2020, respectively	60	19
Additional paid-in capital	545,988	458,748
Treasury stock, at cost; 11,080 shares at December 31, 2021 and December 31, 2020 respectively	(708)	(708)
Accumulated deficit	(453,016)	(425,550)
Accumulated other comprehensive loss	(70)	(13)
Total Caladrius Biosciences, Inc. stockholders' equity	92,254	32,496
Non-controlling interests	(254)	(254)
Total equity	92,000	32,242
Total liabilities, non-controlling interests and equity	$97,008	$36,002

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020
Operating Expenses:
Research and development	$17,680	$9,253
General and administrative	11,370	9,892
Operating expenses	29,050	19,145

Operating loss	(29,050)	(19,145)

Other income (expense):
Investment income, net	151	132
Other expense, net	(75)	—
Total other income	76	132

Net loss before benefit from income taxes and noncontrolling interests	(28,974)	(19,013)
Benefit from income taxes	(1,508)	(10,872)
Net loss	$(27,466)	$(8,141)
Less - net income attributable to noncontrolling interests	—	9
Net loss attributable to Caladrius Biosciences, Inc. common shareholders	$(27,466)	$(8,150)

Basic and diluted loss per share:
Caladrius Biosciences, Inc. common shareholders	$(0.50)	$(0.53)

Weighted average common shares outstanding:
Basic and diluted shares	55,313	15,440

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(27,466)	$(8,141)

Other comprehensive loss:
Available for sale securities - net unrealized loss	(57)	(15)
Total other comprehensive loss	(57)	(15)

Comprehensive loss	(27,523)	(8,156)

Comprehensive income attributable to noncontrolling interests	—	9

Comprehensive loss attributable to Caladrius Biosciences, Inc. common stockholders	$(27,523)	$(8,165)

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	10	$—	10,529	$11	$438,911	$2	$(417,400)	$(708)	$20,816	$(263)	$20,553
Net loss	—	—	—	—	—	—	(8,150)	—	(8,150)	9	(8,141)
Unrealized loss on marketable securities	—	—	—	—	—	(15)	—	—	(15)	—	(15)
Share-based compensation	—	—	53	—	1,117	—	—	—	1,117	—	1,117
Net proceeds from issuance of common stock and warrants	—	—	8,807	8	18,720	—	—	—	18,728	—	18,728
Balance at December 31, 2020	10	$—	19,389	$19	$458,748	$(13)	$(425,550)	$(708)	$32,496	$(254)	$32,242
Net loss	—	—	—	—	—	—	(27,466)	—	(27,466)	—	(27,466)
Unrealized loss on marketable securities	—	—	—	—	—	(57)	—	—	(57)	—	(57)
Share-based compensation	—	—	517	—	1,757	—	—	—	1,757	—	1,757
Net proceeds from issuance of common stock and warrants	—	—	39,888	41	85,459	—	—	—	85,500	—	85,500
Proceeds from option exercises	—	—	7	—	24	—	—	—	24	—	24
Balance at December 31, 2021	10	$—	59,801	$60	$545,988	$(70)	$(453,016)	$(708)	$92,254	$(254)	$92,000

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(27,466)	$(8,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	2,005	1,265
Depreciation and amortization	55	63
Amortization/accretion on marketable securities	2,514	307
Changes in operating assets and liabilities:
Prepaid and other current assets	(453)	56
Other assets	(150)	466
Accounts payable, accrued liabilities and other liabilities	1,250	(2,839)
Net cash used in operating activities	(22,245)	(8,823)
Cash flows from investing activities:
Purchase of marketable securities	(179,775)	(34,799)
Sales of marketable securities	124,939	27,542
Purchases of property and equipment	(60)	(20)
Net cash used in investing activities	(54,896)	(7,277)
Cash flows from financing activities:
Proceeds from exercise of options	24	—
Tax withholding payments on net share settlement equity awards	(248)	(148)
Net proceeds from issuance of capital stock	85,500	18,728
Net cash provided by financing activities	85,276	18,580
Net increase in cash and cash equivalents	8,135	2,480
Cash and cash equivalents at beginning of year	16,512	14,032
Cash and cash equivalents at end of year	$24,647	$16,512

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	—	—
See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Business
OVERVIEW
Caladrius Biosciences, Inc. (“we,” “us,” “our,” “Caladrius” or the “Company”) is a clinical-stage biopharmaceutical company dedicated to the development of treatments and reversal of severe diseases. The Company is developing what are intended to be first-in-class therapeutics based on the characteristics of naturally occurring CD34+ cells and their ability to stimulate the growth of new microvasculature. Its technology is intended to leverage these cells to enable the body's natural repair mechanisms using formulations unique to each medical indication.
The Company's leadership team has decades of collective biopharmaceutical development experience. Its goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. The Company's current product candidates include:
•XOWNA® (CLBS16), the subject of both a completed positive Phase 2a study (ESCaPE-CMD) and an ongoing follow-on Phase 2b study (FREEDOM Trial) in the United States for the treatment of coronary microvascular dysfunction (“CMD”);
•HONEDRA® (CLBS12), recipient of SAKIGAKE designation pursuant to which early conditional approval in Japan for the treatment of critical limb ischemia (“CLI”) and Buerger’s disease is being sought based on the current results of a clinical trial executed in Japan. HONEDRA® was the recipient of orphan drug designation in March 2021 from the U.S. Food and Drug Administration (“FDA”) for Buerger's disease; and
•CLBS201, designed to assess the safety and efficacy of CD34+ cell therapy as a treatment for patients with chronic kidney disease related to type 2 diabetes (diabetic kidney disease or “DKD”).
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
The Company's proprietary cell technology using autologous (a patient’s own naturally occurring) CD34+ cells has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted or reduced. Through the administration of CD34+ cells, Caladrius seeks to promote the development and formation of new microvasculature and thereby increase blood flow to the impacted area. The Company believes that a number of conditions caused by underlying ischemic injury can be improved through its CD34+ cell technology including, but not limited to, Buerger's disease, CLI, CMD, and DKD.
XOWNA® for Treatment of Coronary Microvascular Dysfunction
In 2017, with the assistance of a $1.9 million grant from the National Institutes of Health (Award Number R44HL135889), the Company initiated its program for XOWNA® for the treatment of CMD, a disease that afflicts as many as 1.6 million patients in the United States alone, with no current targeted treatment options. That study, the ESCaPE-CMD Trial, was a Phase 2a proof-of-concept open label study that enrolled patients at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center in Los Angeles, CA. Those data showed a positive therapeutic effect with a statistically significant improvement in angina frequency, coronary flow reserve, Canadian Cardiovascular Society Angina Class and Seattle Angina Questionnaire scores, as well as an acceptable safety profile. The full data set from that study was presented at the SCAI 2020 Scientific Sessions Virtual Conference on May 14, 2020 by Dr. Timothy Henry, FACC, of the Christ Hospital in Cincinnati, Ohio. In December 2020, the Company commenced enrollment in its Phase 2b FREEDOM Trial of XOWNA®, a double-blind, randomized and placebo-controlled clinical trial designed to further evaluate the efficacy and safety of intracoronary artery delivery of autologous CD34+ cells in subjects with CMD and without obstructive coronary artery disease. While early enrollment proceeded to plan with the first patient treated in January 2021, the impact of the COVID-19 pandemic contributed to a general slowing of enrollment. Protocol amendments to the initial FREEDOM Trial protocol, as agreed to by the FDA, were implemented with the goal of enhancing breadth and speed of subject enrollment.

Index
HONEDRA® for Treatment of Critical Limb Ischemia
The Company's randomized, open-label, registration-eligible study of HONEDRA® in Japan for the treatment of CLI and Buerger's disease has, to date, demonstrated positive trends in both safety and efficacy. The HONEDRA® study's enrollment, however, has been significantly curtailed by the COVID-19 pandemic's impact in Japan, including the States of Emergency in Japan that have persisted for much of the past 18 months. Due to the significant and continued operational and financial burden incurred as a result of these COVID-19 delays, coupled with the unpredictability of the timing of site enrollment re-initiation, Caladrius suspended further enrollment and is focusing its efforts on consummating a partnership for the product in Japan. Such a partnership may become the basis for the completion of development and registration of HONEDRA® in Japan and may include the completion of enrollment of the four remaining no-option CLI subjects stipulated in the original protocol, if necessary, and/or exploration of the possibility of submitting the existing data to Japan's Pharmaceuticals and Medical Devices Agency (“PMDA”) under Japan's regenerative medicine regulations, which allow for conditional approval of innovative regenerative medicine products. Despite receipt from FDA in March 2021 of orphan designation in the U.S. for CLBS12 as a potential treatment for Buerger's disease, based on a response from the FDA in October 2021 regarding a development plan for U.S. registration the Company decided not to pursue United States development in Buerger's disease at this time.
CLBS201 for Treatment of Diabetic Kidney Disease
Progressive kidney failure is associated with attrition of the microcirculation of the kidney. Pre-clinical studies in kidney disease and injury models have demonstrated that protection or replenishment of the microcirculation results in improved kidney function. Based on these observations, the Company has elected to move forward with a Phase 1, open-label, proof-of-concept trial evaluating CLBS201 dosed via intra-renal artery injections in subjects with DKD. This protocol, as approved by an Institutional Review Board (the “IRB”), is expected to include six subjects in total with the first two subjects sequentially dosed and followed for a two-week safety observation period. Clearance by the independent Data Safety Monitoring Board (“DSMB”) overseeing the study will then permit the treatment of the next four patients, with all patients being followed for safety and therapeutic effect. A read-out of data will occur after at the six-month follow-up visit for all patients. A key criterion for continued development of CLBS201 will be its ability to demonstrate a therapeutic effect that will make it competitive in the field of DKD treatment, i.e., kidney function regeneration, as indicated by increased glomerular filtration rate.
Additional Out-licensing Opportunities and Pipeline Diversification
The Company's broad intellectual property portfolio of cell therapy assets includes notable programs available for out-licensing in order to continue their clinical development. The Company's current long-term strategy focuses on advancing its therapies through development with the ultimate objective of obtaining market authorizations and entering commercialization, either alone or with partners, to provide treatment options to patients suffering from life-threatening medical conditions. The Company believes that it is well-positioned to realize potentially meaningful value increases within its own proprietary pipeline if it is successful in advancing its product candidates to their next significant development milestones.
In addition, the Company further desires to diversify its pipeline of development products candidates and is exploring a range of strategic transactions in furtherance of that goal. The Company has taken, and intends to continue to take, active steps to identify assets and/or companies for acquisition and/or partnership that would complement its current development programs and de-risk its overall development portfolio. Such assets potentially could target indications beyond cardiovascular disease as well as product categories outside of cell therapy. The range of possible transactions includes an acquisition, merger, business combination, in-license or other strategic transaction, any of which could result in the issuance of securities that could significantly dilute the shares of its existing stockholders. There can be no assurance that this exploration of strategic alternatives will result in Caladrius entering into or completing any transaction or that such transaction, if completed, will add to shareholder value.
Coronavirus Considerations
In December 2019, a novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, was reported to have surfaced in China. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the world's economies began to experience pronounced effects. Despite the FDA approval of multiple COVID-19 vaccines in late 2020, there remains uncertainty around the extent and duration of disruption and any future related financial impact cannot reasonably be estimated at this time. In response to the COVID-19 pandemic, the Company implemented a universal work from home policy as well as stringent social distancing and other hygiene policies for employees when they must be in the office. The Company's clinical study of HONEDRA® in Japan has experienced significant delays in enrollment due to the States of Emergency in effect in Japan for most of 2020 and re-implemented from January 7, 2021 through March 21, 2021 covering Tokyo and other regions in response to an increased number of COVID-19 infections. Due to reported increases in COVID-19 cases and a low rate of vaccination in Japan, States of Emergency were renewed on April 25, 2021 through May 11, 2021 and then re-implemented in Tokyo from July 12, 2021 through September 30, 2021. With the Company's expectation that

Index
COVID-19 in Japan would continue to impact negatively enrollment of patients in the HONEDRA® clinical trial, it elected to suspend trial enrollment, seek a development partner and consult with the Japanese regulatory authorities regarding the submission of patient data already accrued. Caladrius' phase 2b trial of XOWNA® in the U.S. has also experienced delays in enrolling patients as a result of COVID-19.
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

Index
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
Share-Based Compensation
The Company expenses all share-based payment awards to employees, directors, and consultants, including grants of stock options, warrants, and restricted stock, over the requisite service period based on the grant date fair value of the awards. Consultant awards are remeasured each reporting period through vesting. For awards with performance-based vesting criteria, the Company estimates the probability of achievement of the performance criteria and recognizes compensation expense related to those awards expected to vest. The Company determines the fair value of option awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options or warrants. Stock based compensation expense also includes an estimate, which is made at the time of the grant, of the number of awards that are expected to be forfeited. The fair value of the Company’s restricted stock and restricted stock units is based on the closing market price of the Company’s common stock on the date of grant.
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

Index
New Accounting Pronouncements
In October 2019, the FASB issued ASU 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company believes that the adoption of this new accounting guidance has not had a material impact on its financial statements and footnote disclosures.

Note 3 – Available-for-Sale-Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or debt marketable securities in the Company's Consolidated Balance Sheets (in thousands):

	December 31, 2021				December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$53,135	$—	$(65)	$53,070	$8,406	$—	$(7)	$8,399
Money market funds	18,124	—	—	18,124	7,591	—	—	7,591
Municipal debt securities	20,263	—	(5)	20,258	14,753	—	(6)	14,747
Total	$91,522	$—	$(70)	$91,452	$30,750	$—	$(13)	$30,737

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale debt securities on the Company's Consolidated Balance Sheets (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$21,129	$12,676
Marketable securities	70,323	18,061
Total	$91,452	$30,737

The following table summarizes the Company's portfolio of available-for-sale securities by contractual maturity (in thousands):

	December 31, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Less than one year	$91,522	$91,452	$30,750	$30,737
Greater than one year	—	—	—	—
Total	$91,522	$91,452	$30,750	$30,737

Note 4 – Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Furniture and fixtures	$26	$26
Computer equipment	314	254
Leasehold improvements	90	90
Property and equipment, gross	430	370
Accumulated depreciation	(368)	(313)
Property and equipment, net	$62	$57

Index

The Company’s results included depreciation expense of approximately $0.1 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

Note 5 – Loss Per Share
For the years ended December 31, 2021 and 2020, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of loss per share as they are anti-dilutive in the periods presented. At December 31, 2021 and 2020, the Company excluded the following potentially dilutive securities (in thousands):

	December 31,
	2021	2020
Stock Options	2,132	964
Warrants	21,357	2,638
Restricted Stock Units	604	340

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
The Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 were as follows (in thousands):

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$70,323	$—	$70,323	$—	$18,061	$—	$18,061
	$—	$70,323	$—	$70,323	$—	$18,061	$—	$18,061

The carrying values of cash, cash equivalents, accounts payable and accrued expenses approximate fair value at December 31, 2021 and December 31, 2020, due to the short maturity nature of these items.

Index
Note 7 – Accrued Liabilities
Accrued liabilities were as follow (in thousands):

	December 31,
	2021	2020
Salaries, employee benefits and related taxes	$2,034	$1,716
Operating lease liabilities - current	229	370
Other	326	400
	$2,589	$2,486

Note 8 – Operating Leases
The Company adopted ASU No. 2016-02, Leases (Topic 842) on January 1, 2019 and recognized leases with duration greater than 12 months on the balance sheet using the modified retrospective approach. The Company has operating leases for two offices with terms that expire in 2023 and 2025, respectively. The Company estimates its incremental borrowing rate at lease commencement to determine the present value of lease payments as most of the Company's leases do not provide an implicit rate of return. The Company recognizes lease expense on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company elected to account for non-lease components associated with its leases and lease components as a single lease component. Each of the Company's leases includes options for the Company to extend the lease term and/or sub-lease space in whole or in part.
Operating lease liabilities and right-of-use assets were recorded in the following captions of our balance sheet as follows (in thousands):

	December 31, 2021	December 31, 2020
Right-of Use Assets:
Other assets	$724	$574
Total Right-of-Use Asset	$724	$574

Operating Lease Liabilities:
Accrued liabilities	$229	$370
Other long-term liabilities	485	254
Total Operating Lease Liabilities	$714	$624
As of December 31, 2021, the weighted average remaining lease term for our operating leases was 2.50 years, and the weighted average discount rate for our operating leases was 9.625%. Future minimum lease payments under the lease agreements as of December 31, 2021 were as follows (in thousands):

Years ended	Operating Leases
2022	$286
2023	217
2024	190
2025	143
Total lease payments	836
Less: Amounts representing interest	(122)
Present value of lease liabilities	$714

Note 9 – Stockholders' Equity
Equity Plans
The Company has used long-term incentive plans for the purpose of granting equity awards to employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Company's board of directors

Index
(collectively, the “Participants”). The Participants may receive awards as determined by a committee of independent members of the Company's board of directors or, to the extent authorized by such committee with respect to certain Participants, a duly authorized employee (collectively, the “Committee”). The incentive plan currently used by the Company is the 2018 Equity Incentive Compensation Plan (the “2018 Plan”), as adopted by the stockholders of the Company in June 2018, and subsequently increased by the stockholders of the Company in June 2021 with 6,000,000 shares authorized for issuance thereunder and in June of 2020 with 2,500,000 shares authorized for issuance thereunder, plus any shares awarded under the 2015 Equity Compensation Plan (the “2015 Plan”) or the Amended and Restated 2009 Equity Compensation Plan (the “2009 Plan”) that are not issued due to their subsequent forfeiture, cancellation, or other settlement thereof. Concurrent with the adoption of the 2018 Plan, no future awards will occur under the 2015 Plan or the 2009 Plan. The awards that may be made under the 2018 Plan include: (a) incentive stock options and nonqualified stock options, (b) shares of restricted stock, (c) restricted stock units, and (d) other kinds of equity-based compensation awards. All stock options under the 2015 Plan and 2009 Plan were granted and the 2018 Plan are granted at the fair market value of the common stock at the grant date. Stock options vest either on the date of grant, ratably over a period determined at time of grant, or upon the accomplishment of specified business milestones, and generally expire 2, 3, or 10 years from the grant date depending on the status of the recipient as a nonemployee, employee or director of the Company. As of December 31, 2021, there were 5,585,661 shares available for future grants under the 2018 Plan. No additional awards may be made under the 2015 Plan or the 2009 Plan.
The Company adopted an employee stock purchase plan effective January 1, 2013 and authorized 50,000 shares under the plan (the “2012 ESPP”). The plan has two six-month offering periods per year under which eligible employees may contribute up to 15% of their compensation toward the purchase of the Company's common stock per offering period (with a $25,000 cap per calendar year). The employee's purchase price is equal to (i) 85% of the closing price of a share of the Company's common stock on the enrollment date of such offering period or (ii) 85% of the closing price of a share of the Company's common stock on the Exercise Date of such Offering Period, whichever is lower. In May 2017, the Company's stockholders approved an amendment and restatement to the 2012 ESPP (the “2017 ESPP”) in order to effect an increase of authorized shares from 50,000 to 100,000. In June 2018, the Company's stockholders approved an amendment to the 2017 ESPP (the “Amended 2017 ESPP”) in order to effect an increase of authorized shares from 100,000 to 500,000. During the year ended December 31, 2021, 47,132 shares were issued under the Amended 2017 ESPP. At December 31, 2021, the Company had 300,577 shares of the Company's common stock available for future grant in connection with this plan.
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
Pursuant to the Purchase Agreement, upon commencement Lincoln Park purchased 250,000 shares of common stock, at a price of $4.00 per share for a total gross purchase price of $1,000,000 (the “Initial Purchase”) upon commencement. Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement, the Company has the right, from time to time, at its sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2,500,000, unless the Company and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a “Regular Purchase”). If the Company directs Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, the Company may direct Lincoln Park in an “accelerated purchase” to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of the Company’s common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement (each, an "Accelerated Purchase"). Under certain circumstances and in accordance with the Purchase Agreement, the Company may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day.
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

Index
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
As of December 31, 2021, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase. In addition, the Company may not direct Lincoln Park to make Accelerated Purchases under the Purchase Agreement if the stock is below the specified floor price of $1.00.
Common Stock Sales Agreement
In February 2018, the Company entered into a common stock sales agreement with H.C. Wainwright & Co., LLC (“HCW”) as sales agent, which was subsequently amended in August 2018 (the “Sales Agreement”), in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of not more than $25.0 million.
The Company provided HCW with customary indemnification rights, and HCW was entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold.
On February 12, 2021, the Company suspended the use of the at-the-market transactions facility and terminated the continuous offering pursuant to the Sales Agreement.
As of the termination of the Sales Agreement on February 12, 2021, the Company had sold an aggregate 3,784,912 shares of its common stock pursuant to the Sales Agreement for net proceeds of $9.5 million since inception. For the year ended December 31, 2021, the Company had not issued any shares under the Sales Agreement.
At The Market Offering Agreement
On June 4, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with HCW, as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $50.0 million. During the twelve months ended December 31, 2021, the Company had not issued any shares under the ATM Agreement. Having received a listing deficiency notice from Nasdaq on February 18, 2022 after the Company’s shares traded below $1.00 for 30 consecutive trading days, the Company will not be permitted to sell additional shares under the ATM Agreement until it re-establishes timely compliance. Compliance may be reestablished by various mechanisms, including stock price appreciation at or above $1.00 for a requisite period of time and reverse stock split.

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

Index
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
Stock Options and Warrants
The following table summarizes the activity for stock options and warrants for the year ended December 31, 2021:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2020	963,700	$14.64	5.86	$—	2,638,355	$2.18	4.98	$—

Changes during the Year:
Granted	1,314,790	$1.32			19,519,393	$2.90
Exercised	(7,250)	$3.28		(3)	(801,148)	$2.19
Forfeited	(29,842)	$2.18			—	$—
Expired	(109,549)	$34.12			—	$—
Outstanding at December 31, 2021	2,131,849	$5.64	7.97	$—	21,356,600	$2.84	4.37	$—
Vested at December 31, 2021 or expected to vest in the future	2,120,643	$5.66	7.96	$—	21,356,600	$2.84	4.37	$—
Exercisable at December 31, 2021	1,122,783	$9.26	6.70	$—	21,356,600	$2.84	4.37	$—

Restricted Stock
During the years ended December 31, 2021 and 2020, the Company issued restricted stock for services as follows ($ in thousands, except share data):

	2021	2020
Number of Restricted Stock Issued	612,950	156,184
Value of Restricted Stock Issued	$877.7	$512.3

The weighted average estimated fair value of restricted stock issued for services in the years ended December 31, 2021 and 2020 was $1.43 and $3.28 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally between one to four years.
Restricted Stock Units
During the years ended December 31, 2021 and 2020, the Company issued restricted stock units for services as follows ($ in thousands, except share data):

	2021	2020
Number of Restricted Stock Units Issued	458,245	325,853
Value of Restricted Stock Units Issued	$728.6	$863.0

The weighted average estimated fair value of restricted stock units issued for services in the years ended December 31, 2021 and 2020 was $1.59 and $2.65 per share, respectively. The fair value of the restricted stock units was determined using the

Index
Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.

Note 10 – Share-Based Compensation
Share-based Compensation
The Company utilizes share-based compensation in the form of stock options, restricted stock, and restricted stock units. The following table summarizes the components of share-based compensation expense for the years ended December 31, 2021 and 2020 ($ in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$760	$179
General and administrative	1,245	1,086
Total share-based compensation expense	$2,005	$1,265

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at December 31, 2021 were as follows ($ in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$757	$149	$546
Expected weighted-average period in years of compensation cost to be recognized	1.64	1.57	1.70

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the years ended December 31, 2021 and 2020 were as follows ($ in thousands):

	Stock Options
	Year Ended December 31,
	2021	2020
Total fair value of shares vested	$757	$536
Weighted average estimated fair value of shares granted	0.91	2.11
Valuation Assumptions
The fair value of stock options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company’s stock. The expected term for the options is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.
The range of assumptions made in calculating the fair values of stock options was as follow:

	Stock Options
	Year Ended December 31,
	2021	2020
Expected term - minimum (in years)	6	6
Expected term - maximum (in years)	6	6
Expected volatility - minimum	79%	75%
Expected volatility - maximum	84%	79%
Weighted Average volatility	81%	75%
Expected dividend yield	—	—
Risk-free interest rate - minimum	0.63%	0.40%
Risk-free interest rate - maximum	1.16%	1.71%

Index

Note 11 – Research Funding
California Institute of Regenerative Medicine Grant Award
In February 2017, the California Institute for Regenerative Medicine (“CIRM”) awarded the Company funds of up to $12.2 million to support The Sanford Project: T-Rex Study, a prospective, randomized, placebo-controlled, double-blind Phase 2 clinical trial to evaluate the safety and efficacy of CLBS03 as a treatment for recent-onset type 1 diabetes. The funding is based upon the achievement of certain milestones related to the proportion of subjects enrolled in California, as well as manufacturing and development costs incurred in California. Based on the actual number of subjects enrolled in California, the total amount of funding was revised to $8.6 million, of which $8.2 million has been received through the grant project period completion.
The Company received $5.7 million in initial funding in May 2017, a $1.9 million milestone payment in December 2017, a $0.3 million progress payment in March 2018, and a $0.2 million progress payment in May 2019, of which the total was amortized over the estimated award period through July 2020 as a reduction to the related research and development expenses, with the final true up payment of $46 thousand received in September 2020 and recorded as a reduction to the related research and development expenses. During the year ended December 31, 2021 and December 31, 2020 the Company amortized and recognized $0.0 million and $1.6 million in credits, respectively, to research and development related to CIRM funds received.

Note 12 – Income Taxes
The provision (benefit) for income taxes is based on loss from operations before provision for income taxes and noncontrolling interests as follows ($ in thousands):

	Years Ended December 31,
Pre-tax book income	2021	2020
United States	$(28,974)	$(19,013)
	$(28,974)	$(19,013)

The provision (benefit) from income taxes was as follows ($ in thousands):

	Years Ended December 31,
	2021	2020
Current
U.S. Federal	$—	$—
State and local	—	—
	$—	$—
Deferred
U.S. Federal	$—	$—
State and local	(1,508)	(10,872)
	$(1,508)	$(10,872)
Total
U.S. Federal	$—	$—
State and local	(1,508)	(10,872)
	$(1,508)	$(10,872)

Index
The provision (benefit) for income taxes is determined by applying the U.S. Federal statutory rate of 21% to income before income taxes, and the components are set forth below ($ in thousands):

	Years Ended December 31,
	2021	2020
U.S. Federal benefit at statutory rate	$(6,085)	$(3,993)
Permanent non deductible expenses for U.S. taxes	320	5
Change in state deferred	622	5,122
Return to actual	2,277	—
Other true ups	1,407	387
Section 382 NOL Limitation	35,438	—
Sale of New Jersey State NOLs	(1,508)	(10,872)
Valuation allowance for deferred tax assets	(33,979)	(1,521)
Tax provision (benefit)	$(1,508)	$(10,872)

Deferred income taxes at December 31, 2021 and 2020 consist of the following ($ in thousands):

	December 31,
	2021	2020
Deferred Tax Assets:
Accumulated net operating losses (tax effected)	$36,281	$68,286
Right of use liability	201	176
Share-based compensation	3,086	5,025
Intangibles	97	131
Accumulated depreciation	26	19
Accrued payroll	176	167
Other	526	526
Deferred tax assets	40,393	74,330

Deferred Tax Liabilities:
Right of use asset	$(204)	$(161)
Deferred tax liabilities	(204)	(161)
	40,189	74,169
Valuation allowance	(40,189)	(74,169)
Net deferred tax asset	$—	$—

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
As of December 31, 2021, and 2020, the Company had approximately $281 million and $264 million, respectively, of Federal NOLs available to offset future taxable income expiring from 2030 through 2036. The Company performed an analysis and determined that they had an ownership change of greater than 50% over a 3-year testing period on January 25, 2021. As a result, $169 million of the $281 million of Federal NOLs will expire unutilized. The Company wrote off that portion of the deferred tax asset and reduced the corresponding valuation allowance resulting in $112 million of remaining Federal NOL. The write off of the deferred tax asset and the corresponding reduction in valuation allowance has no impact to the balance sheet or income statement. Losses incurred before the ownership change on January 25, 2021 will be subject to an annual limitation of $173k under Internal Revenue Code Section 382, while losses incurred after January 25, 2021 will not be subject to limitations. The Company may be able to utilize additional NOLs of approximately $1.1 million per year for the first five years after this ownership change as a result of the application of the Net Unrealized Built-in Gain rules.

Index
As of December 31, 2021 and 2020, the Company had State NOLs available in New Jersey of $97 million and $99 million, respectively, California of $70 million and $70 million, respectively, and New York City of $13 million and $13 million, respectively, to offset future taxable income expiring from 2031 through 2041. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s state NOLs would be limited given the change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible.
The Company applies the FASB’s provisions for uncertain tax positions. The Company utilizes the two-step process to determine the amount of recognized tax benefit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company recognizes interest and penalties associated with certain tax positions as a component of income tax expense.
As of December 31, 2021, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.
For years prior to 2018 the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from date of filing.
In February 2021, the Company received preliminary approval from the New Jersey Economic Development Authority (“NJEDA”) to participate in the Technology Business Tax Certificate Transfer Program (the “Program”). The Program permits qualified companies to sell a percentage of their New Jersey net operating losses (“NJ NOLs”) to unrelated profitable corporations. On April 12, 2021, the Company received final approval from NJEDA to sell a portion of our NJ NOLs, which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $1.4 million. The $1.5 million of our NJ NOL related tax benefits (“NJ NOL Tax Benefits”) have been recorded as a benefit from income taxes and the loss on sale of $0.1 million recorded in other income (expense) in the consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Index
On March 7, 2022, the Company evaluated, with the participation of its management, including our Chief Executive Officer and Chief Legal Officer, the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer/Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Legal Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2021. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
As of December 31, 2021, based on management’s assessment, the Company’s internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

Index
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate and Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company's Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation” and “Caladrius Director Compensation,” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Management and Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Party Transactions” and “Management and Corporate Governance Matters” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Accounting Fees and Other Accounting Matters” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

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

4.1		Description of Capital Stock.

4.2		Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 24, 2020).

4.3		Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 26, 2020).

4.4		Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 10, 2020).

4.5		Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 25, 2021).

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

Index

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

10.11	+	Placement Agent Agreement, dated November 5, 2019, as subsequently amended on each of March 11, 2020, April 23, 2020 and May 25, 2020, by and between Caladrius Biosciences, Inc. and H.C. Wainwright & Co., LLC (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on May 26, 2020).

10.12	+	Form of Purchase Agreement, dated May 25, 2020, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 26, 2020).

10.13	+	Form of Purchase Agreement, dated July 10, 2020, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 10, 2020).

10.14	+	Form of Registration Rights Agreement, dated July 10, 2020, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on July 10, 2020).

10.15	+	Form of Purchase Agreement, dated January 21, 2021, by and between Caladrius Biosciences, Inc. and certain Investors, as defined therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 25, 2021).

10.16	+	Form of Registration Rights Agreement, dated January 21, 2021, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on January 25, 2021).

10.17
Form of Institutional Securities Purchase Agreement, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on February 16, 2021).

10.18		Form of Institutional Additional Securities Purchase Agreement, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on February 16, 2021).

14.1		Code of Ethics for Senior Financial Officers (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 14, 2019).

21.1	†	Subsidiaries of Caladrius Biosciences, Inc.

23.1	†	Consent of Grant Thornton LLP

31.1	†	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	†
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

Index

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

ITEM 16. FORM 10-K SUMMARY
None.

Index
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Basking Ridge (Bernards Township), State of New Jersey, on March 22, 2022.

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

Signature	Title	Date
/s/ David J. Mazzo David J. Mazzo, PhD	Director, and President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 22, 2022
/s/ Gregory B. Brown Gregory B. Brown, MD	Chairman of the Board of Directors	March 22, 2022
/s/ Michael H. Davidson Michael H. Davidson	Director	March 22, 2022
/s/ Cynthia L. Flowers Cynthia L. Flowers	Director	March 22, 2022
/s/ Steven M. Klosk Steven M. Klosk	Director	March 22, 2022
/s/ Steven S. Myers Steven S. Myers	Director	March 22, 2022
/s/ Peter G. Traber, MD Peter G. Traber, MD	Director	March 22, 2022
/s/ Anne C. Whitaker Anne C. Whitaker	Director	March 22, 2022