Form 10-K/A
period 2021-12-31
CALADRIUS BIOSCIENCES, INC.
filed 2022-04-21
CIK 320017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 21, 2022
Common stock, $0.001 par value per share	60,521,635	shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This registrant is filing this Amendment No. 1 ("Amendment No. 1") to its Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (the "SEC") on March 22, 2022 (the “Original Filing”) solely to include the information required by Item 10 - “Directors, Executive Officers and Corporate Governance”, Item 11 - “Executive Compensation”, Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 - “Certain Relationships and Related Transactions, and Director Independence” and Item 14 - “Principal Accounting Fees and Services” of Part III of Form 10-K. The reference on the cover page of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the Original Filing are amended and restated in their entirety as set forth in this Amendment No. 1. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 1 certain currently dated certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1. Except as described above, no other amendments are being made to the Original Filing. This Amendment No. 1 does not reflect events occurring after the March 22, 2022 filing of the Original Filing or modify or update the disclosure contained in the Original Filing in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other filings with the SEC.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS
The Caladrius Board of Directors (the "Caladrius Board") currently consists of eight members. Pursuant to our Amended and Restated Certificate of Incorporation, we have a classified Board which consists of three separate classes of directors. Each class serves a three-year term and until their successors are duly elected and qualified. The classes are elected on a rotating or staggered basis, with each class being elected at the annual meeting of stockholders coinciding with the expiration of that class’s term. Pursuant to the General Corporation Law of the State of Delaware (the “DGCL”), if a board of directors is classified, unless the certificate of incorporation otherwise provides, members of such board of directors may be removed by the stockholders before the expiration of their terms only for cause.
The following table sets forth certain information about the current directors of our Company. There are no family relationships among any of our directors and executive officers. For biographical information regarding our directors, see the discussion under “Biographical Information — Directors,” below.

Name	Age	Director Since
Gregory B. Brown, M.D.	68	2016
David J. Mazzo, PhD	65	2015
Michael H. Davidson, M.D.	65	2020
Cynthia L. Flowers	62	2018
Steven M. Klosk	65	2014
Steven S. Myers	75	2006
Peter G. Traber, M.D.	66	2015
Anne C. Whitaker	54	2020
Biographical Information - Directors
Class I Directors Continuing in Office until the 2023 Annual Meeting of Stockholders
Cynthia L. Flowers
Ms. Flowers was appointed to the Caladrius Board in November 2018. She is the owner of EIR Advisory LLC, a life sciences advisory and strategic investment firm. From February 2014 through November 2017, Ms. Flowers was President and Chief Executive Officer of Ipsen North America, where she led the transformation of the company as it became the highest-growth subsidiary worldwide. Prior to joining Ipsen, she served as President of Eisai Pharmaceuticals, where she oversaw commercial operations, medical affairs and services, manufacturing, alliance management and other functions. She has also held general management roles, both domestically and internationally, at Amgen Inc. and Johnson & Johnson. Ms. Flowers began her career as an oncology/critical care nurse.
Ms. Flowers currently serves on the board of Hikma Pharmaceuticals PLC, a multigenerational generics company and G1 Therapeutics Inc., a biotechnology clinical development company. She has held positions on numerous corporate and non-profit boards, including Nanoform Finland OYi, a nanoparticle manufacturing company, Kadmon Group, Inc., a clinical stage biopharmaceutical company, the Women’s Leadership Advisory Board for the John F. Kennedy School of Government at Harvard University and the board of directors for the Sarah Cannon Oncology Research Institute. She currently serves as a Wharton Business School Leadership Advisor. Ms. Flowers holds an M.B.A. from the Wharton School of the University of Pennsylvania and a B.S.N. from the University of Delaware. We believe that Ms. Flowers is qualified to serve on the Caladrius Board based on her pharmaceutical industry, management and scientific training and experience.
Peter G. Traber, M.D.
Dr. Traber joined the Caladrius Board in January 2015. He has extensive experience in medicine, science and the pharmaceutical industry. Since August 2020 he has served as Chief Medical Officer at Selectra Biosciences. Prior to that, from July 2018 to July 2020, he served as Partner to Alacrita Consulting. From March 2011 until June 2018, he was President and

Chief Executive Officer of Galectin Therapeutics, Inc. (Nasdaq: GALT), where he served since 2010 as Chief Medical Officer and starting in 2009 as a member of its Board of Directors. Galectin is a publicly traded biotechnology company that is developing carbohydrate-based therapies for the treatment of fibrotic liver disease and cancer. Since 2008, he has been President Emeritus of Baylor College of Medicine, where he was Chief Executive Officer from 2003 to 2008. Dr. Traber also has extensive big pharma leadership experience, serving from 2000 to 2003 as Senior Vice President of clinical development and medical affairs and Chief Medical Officer of GlaxoSmithKline. He has also served as CEO of the University of Pennsylvania Health System, and as Chair of the Department of Internal Medicine and Chief of Gastroenterology for the University of Pennsylvania School of Medicine.
Dr. Traber has managed a molecular biology research laboratory and published more than 100 research articles, reviews, and book chapters. He received his M.D. from Wayne State School of Medicine, a B.S. in chemical engineering from the University of Michigan, and a certificate in medical leadership from Wharton Business School. We believe that Dr. Traber is qualified to serve on the Caladrius Board based on his diverse experience in healthcare, including his expertise in clinical trial design and product development, and his management experience.
Anne C. Whitaker
Anne C. Whitaker became a board member in November 2020. Ms. Whitaker is a seasoned healthcare executive and director with more than 30 years of experience and a proven track record as an executive of building and leading high-performance teams. Ms. Whitaker currently serves as Managing Partner of Anne Whitaker Group, LLC, a board and private equity advisory firm, and is the current Chairperson of the Board of Aerami Therapeutics, a private life science company. Prior to taking the Chair role at Aerami, she served as the CEO from October 2018 to November 2020 and as a director from July 2018. She also serves as an independent director on the boards of three public companies including Faron Pharmaceuticals, a development stage pharma company; OraSure Technologies, a diagnostic company; and Mallinckrodt, a specialty pharmaceutical company. In addition to her board work, she is an active industry advisor to private equity and venture capital funds in the U.S. and Europe. Ms. Whitaker started her healthcare career with The Upjohn Company selling pharmaceuticals. She subsequently transitioned to GlaxoSmithKline PLC, where she spent 19 years and rose in the commercial ranks from a sales representative to become a Senior Vice President, Business Unit Head for the Cardiovascular, Metabolic, and Urology franchises in 2009. She joined Sanofi SA in 2011 as the President of the North America Pharmaceutical Region. Anne served as the CEO and President of Synta Pharmaceuticals, Inc. in 2014 and 2015. She joined Bausch Health as an Executive Vice President and Company Group Chairman for the Branded Pharmaceuticals segment in mid-2015. From February 2017 until April 2018, she served as the CEO and President of Novoclem Therapeutics, Inc.
Ms. Whitaker holds a Bachelor of Science degree in chemistry from the University of North Alabama. We believe that Ms. Whitaker is qualified to serve on the Caladrius Board based on her experience in the life science industry, including her senior leadership roles with large pharmaceutical, biotech and specialty pharma companies.
Class II Directors Continuing in Office until the 2024 Annual Meeting of Stockholders
Gregory B. Brown, M.D.
Gregory B. Brown, M.D. was appointed to the Caladrius Board in October 2016 and was elected Chairman by the Caladrius Board on February 16, 2017. Dr. Brown is currently Chief Executive Officer of Memgen, Inc., a development-stage biotechnology company. In 2007, Dr. Brown co-founded HealthCare Royalty Partners ("HCR Partners"), a healthcare-focused private asset management firm investing in biopharmaceutical and medical products, and developing and deploying innovative risk-mitigated investment strategies to deliver non-correlated cash flow. Dr. Brown remains Vice Chairman of HCR Partners and a member of the firm’s SAB. Dr. Brown was educated as a transplantation immunologist and trained as a thoracic and vascular surgeon. He practiced thoracic and vascular surgery in a community setting where he also founded and led a health maintenance organization. He brings particular expertise in the scientific, technical, clinical and medical evaluation of products as well as in healthcare systems and payor/reimbursement dynamics. He has been involved in sourcing, performing due diligence on and closing more than $1 billion of royalty financings.
Before co-founding HCR Partners, Dr. Brown was a partner at Paul Capital Partners where he co-managed that firm's royalty investments as a member of the royalty management committee. Prior to beginning his principal investment career in 2003, Dr. Brown was co-head of investment banking and head of healthcare at Adams, Harkness & Hill (now Canaccord Genuity) and a ranked biotechnology research analyst at Vector Securities International. Dr. Brown holds a B.A. from Yale, an M.D. from SUNY Upstate Medical Center and an M.B.A. from Harvard Business School. He currently serves on the boards of FAST Biomedical since January 2020, Memgen, Inc. since October 2018, Aquestive Therapeutics, Inc. since 2007, and Faron Pharmaceuticals, Oy since 2017. He previously served on the boards of Cambrex Corporation, Invuity, Inc. and Vanderbilt Clinical, S.a.r.l. We believe that Dr. Brown is qualified to serve on the Caladrius Board based on his medical, financial and management experience.

David J. Mazzo, Ph.D.
David J. Mazzo, Ph.D. was appointed as Caladrius' President and Chief Executive Officer on March 28, 2017. Dr. Mazzo was previously appointed as Caladrius’ Chief Executive Officer and as a member of the Caladrius Board on January 5, 2015. Dr. Mazzo brings to Caladrius over 38 years of experience in the pharmaceutical industry. Prior to joining Caladrius, Dr. Mazzo served from August 2008 to October 2014 as Chief Executive Officer and as a member of the Board of Directors of Regado Biosciences, Inc. (Nasdaq: RGDO), a biopharmaceutical company focused on the development of novel antithrombotic drug systems for acute and sub-acute cardiovascular indications. Prior to his leading Regado, from March 2007 to April 2008, Dr. Mazzo was President, Chief Executive Officer and a director of Æterna Zentaris, Inc. (Nasdaq: AEZS), a publicly held international biopharmaceutical company. From 2003 until 2007 Dr. Mazzo served as President, Chief Executive Officer and director of Chugai Pharma USA, LLC, a biopharmaceutical company and U.S. subsidiary of Chugai Pharmaceutical Co., Ltd. of Japan and a member of the Roche Group. Dr. Mazzo has also held senior management and executive positions in research and development and was a director of the Essex Chimie European subsidiary at Schering-Plough Corporation, a publicly held pharmaceutical company that was subsequently acquired by Merck & Co., Inc.; Hoechst Marion Roussel, Inc., the US subsidiary of Hoechst AG, that was subsequently acquired by Sanofi, a multinational pharmaceuticals company; and Rhone-Poulenc Rorer, Inc., a subsidiary of Rhone-Poulenc SA, a French pharmaceuticals company, that was subsequently acquired by Hoechst AG. He previously served on the board of directors of publicly held EyePoint Pharmaceuticals, Inc. (formerly known as pSivida Corp.), a biopharmaceutical company, from October 2005 to June 2020, Seneca Biopharmaceuticals, Inc. (NASDAQ: SNCA), a therapeutics development company focused on CNS applications that merged with Palisade BIO, from April 2019 to April 2021 and Avanir Pharmaceuticals, Inc., from October 2005 through January 2015, a pharmaceutical company that was sold to Otsuka Holdings in 2015. He currently serves on the board of directors of VTI, Inc. (ASX: VTI), a developer and seller of therapeutic contact lenses, where he has served as Chairman of the board since February 2020 and Feldan Therapeutics, a private company developing technology for the intracellular delivery of therapeutic agents, where he has served on the board since January 2021.
Dr. Mazzo earned a B.A. in the Honors Program (Interdisciplinary Humanities) and a B.S. in Chemistry from Villanova University. In addition, Dr. Mazzo received his M.S. in chemistry and his Ph.D. degree in Analytical Chemistry from the University of Massachusetts, Amherst. He was also a research fellow at the Ecole Polytechnique Federale de Lausanne, Switzerland. Based on Dr. Mazzo’s experience within the pharmaceutical industry and his executive experience, specifically his experience as Chief Executive Officer at other companies in the biopharmaceutical industry, as well as his service on other boards of directors in the healthcare industry in addition to his scientific training and experience, we believe that Dr. Mazzo is qualified to serve on the Caladrius Board.
Class III Directors Continuing in Office until the 2022 Annual Meeting of Stockholders
Michael H. Davidson, M.D.
Dr. Davidson joined the Caladrius Board in July 2020. He is an industry leader and expert in preventative cardiology and lipidology and has served as the Chief Executive Officer and Member of the Board of New Amsterdam Pharma since August 2020. In addition, he has served on the Board of Directors for Tenax since March 2021 and the Board of Directors of Inositec since July 2021. Prior to that, he was the Founder and Chief Scientific Officer of Corvidia Therapeutics, which was sold in 2021 to Novo-Nordisk for $2.1 billion. Dr. Davidson also serves as Clinical Professor and Director of the Lipid Clinic at the University of Chicago Pritzker School of Medicine. He previously served on the Board of Directors of Cerenis Therapeutic/Abionyx Therapeutics from January 2015 through September 2019.
In addition to his current roles, Dr. Davidson is a nationally recognized expert in lipidology and has been named one of "The Best Doctors in America" by Best Doctors Inc. for the past 11 years. Dr. Davidson was the co-founding Chief Medical Officer of Omthera Pharmaceuticals in 2008, which was later acquired by Astra Zeneca Pharmaceutical in 2013 for $443 million. His research and clinical development background encompass both pharmaceutical and nutritional clinical trials, including extensive research on statins, novel lipid-lowering drugs, and omega-3 fatty acids. Dr. Davidson is board-certified in internal medicine, cardiology and clinical lipidology and served as President of the National Lipid Association from 2010 to 2011. He received his B.A. and M.S. from Northwestern University and an MD from The Ohio State University School of Medicine. We believe that Dr. Davidson is qualified to serve on the Caladrius Board based on his experience in healthcare, including as an industry leader and expert in preventative cardiology and lipidology.
Steven M. Klosk
Steven M. Klosk joined the Caladrius Board in 2014. He is a senior executive with extensive management experience in the life sciences industry. He served as a Director at Cambrex Corporation (NYSE:CBM) from May 2008 through December 2019, until it was acquired by Permira and then as Director from December 2019 until June 2020. Cambrex is one of the leading providers of active pharmaceutical ingredients, advanced intermediates and finished dosage form products to the branded and generic pharmaceutical markets, where he served as President and Chief Executive Officer from May 2008 through June 2020. In that role he was responsible for all aspects of Cambrex’s global business with manufacturing and R&D facilities in the United States, Sweden, Italy, Estonia and Germany. In addition, he has served on the Board of Directors of Recipharm, a leading pharmaceutical contract development & manufacturing organization since March 2021 and Golden Arrow Merger Corp. since March 2021. In addition, since 2021 he has served on the board of directors of Formulated Solutions, a topicals contract development and manufacturing company (CDMO) where he is the chairman of the board; BioIVT, a leading supplier of biologics specimens for biotech research; BIOVECTRA, a leading small molecule and biologics CDMO; and NJ Bio, a leading antibody drug conjugate contract research organization.
Mr. Klosk held other executive positions at Cambrex Corporation, including President, Executive Vice President & COO as well as President, Pharma Business Unit (2007-2008) where he had full P&L and balance sheet responsibility for four operating units in North America and Europe. Prior to this he was Executive Vice President & COO Cambrex Pharma & Biopharmaceuticals Business Unit (2003-2007) where he was responsible for managing a highly profitable global business with six operating units in North America and Europe. Earlier in his career Mr. Klosk served as Vice President, Administration for The Genlyte Group, Inc., a publicly traded producer of lighting fixtures. Mr. Klosk earned a B.S. from Cornell University and a J.D. from New York Law School. We believe that Mr. Klosk is qualified to serve on the Caladrius Board based on his diversified management experience, particularly in the biopharmaceutical field.
Steven S. Myers
Steven S. Myers joined the Caladrius Board in November 2006. He graduated from Stanford University with a B.S. in Mathematics. He is a four-time serial entrepreneur, an Ernst & Young “Entrepreneur of the Year” for Software and Information Services, and a recipient of the California Governor’s Special Recognition Award.
Mr. Myers is the founder, President and Director of his private equity investment company, Dolphin Capital Holdings, Inc., which invests in companies with innovative business strategies. Portfolio investments have included regenerative medicine, biotechnology, medical devices, applied materials development, alternative energy, distressed debt, and for-income real estate. He presently serves as a Director on the board of CEO International Inc., since November 2021. He also served as the Chairman of the LSI Business Development, Inc. board from January 2019 through August 2019. He previously served on the boards of Spikes Security, Inc., QuantumSphere, Inc., the Pacific Council of International Policy and the Bel Air Association. He has conducted business in a dozen countries in Europe and Asia.
An Administration policy advisor on Cyber Security, he served in 2012 on the Department of Homeland Security Task Force on Cyber Security Resources and briefed then-DHS Secretary Napolitano on the Task Force recommendations. He was appointed to three terms on the U.S. State Department Advisory Committee on International Economic Policy, which advises the Secretary of State on foreign policy issues. At the Pacific Council on International Policy he serves on the Board of Directors and is Chairman of its National Security Member Committee.
Mr. Myers founded SM&A, an Aerospace & Defense Industry management consulting firm that grew over a 25 year period to approximately $100 million in annual revenue and over 800 employees, spearheading industry-changing innovations in competing for and managing U.S. Government contracts. During his tenure the company managed more than $360 billion in major program competitions. After conducting a successful Nasdaq listed IPO in 1998 he served as Chairman and CEO of SM&A for another ten years. The company was sold to private equity in 2008.
An accomplished public speaker and author, Mr. Myers is a nationally recognized thought leader on business competitiveness and is a frequent guest lecturer on entrepreneurship at the USC Marshall School of Business. He is a two-time U.S. Air Force Veteran and a highly accomplished aviator. The Caladrius Board has concluded that Mr. Myers should continue serving as a Director based upon his technical background and diverse entrepreneurial and business expertise, including his having established and managed innovative enterprises (in the areas of proposal development for competitive procurements, aircraft leasing and private equity investment), together with his technical experience in the aerospace and defense sector.

EXECUTIVE OFFICERS
The following table sets forth certain information about the executive officers of our Company. There are no family relationships among any of our directors and executive officers. For biographical information regarding our executive officers, see the discussion under “Biographical Information — Executive Officers,” below.

Name	Age	Position
David J. Mazzo, PhD	65	President and Chief Executive Officer
Todd C. Girolamo, Esq.	57	Former Chief Legal Officer and Corporate Secretary
Kristen K. Buck, M.D.	48	Executive Vice President R&D and Chief Medical Officer

Biographical Information - Executive Officers
David J. Mazzo, Ph.D.
See the discussion under “Biographical Information - Directors” above.
Todd C. Girolamo, J.D., M.B.A.
Mr. Girolamo joined Caladrius as Associate General Counsel in February 2011 and was promoted to Senior Vice President, General Counsel and Corporate Secretary in October 2015. He began his legal career at Cahill Gordon & Reindel in 1990 and later at Reid & Priest, practicing in the areas of securities law, intellectual property, employment law and general commercial litigation. After private practice, Mr. Girolamo spent 12 years on Wall Street in institutional equities as a Series 24, 7 and 63 licensed principal at Oppenheimer & Co., CIBC World Markets, Leerink Swann & Co. and Summer Street Research Partners where he specialized in equity research, sales and trading of biotechnology, pharmaceuticals and medical technology market sectors. Mr. Girolamo then served as an analyst and portfolio manager at Lion’s Path Capital managing a long-short portfolio of biopharma and med-tech equities. Mr. Girolamo is a director on the board of Longeveron, Inc., where he has served since February 2022. Mr. Girolamo received an A.B. with honors from Harvard College, a J.D. from the University of Pennsylvania Law School and an M.B.A. from Columbia Business School.
Kristen K. Buck, M.D.
Dr. Kristen K. Buck joined Caladrius in September 2021 as Executive Vice President of R&D and Chief Medical Officer (“CMO”) of the Company. Prior to joining Caladrius Dr. Buck worked at ICON plc from March 2020 to July 2021, where she served as its CMO and represented the company’s position on key scientific, ethical, and medical governance matters, provided guidance and oversight to the medical and scientific groups, and led the Drug Development Services group. Prior to that, Dr. Buck was Senior Vice President & Chief of Clinical Development at Optum Insights (part of the United Healthcare Group) from August 2018 to March 2020, where she led the clinical operations and regulatory groups within the Digital Research Network (DRN) clinical trial business. From January 2014 to July 2018, Dr. Buck held a position at Quintiles/IQVIA as Vice President of Global Strategic Drug Development designing clinical development plans and protocols across all therapeutic areas for emerging biotech and large pharma.
Earlier in her career, Dr. Buck worked as a primary care physician and then later served as a medical officer in the U.S. Food and Drug Administration’s Office of New Drugs Division of Gastrointestinal and Hematology Drug Products where she was responsible for reviewing efficacy and safety data for new drug indications, as well as post-marketing safety data for over 40 drugs. Dr. Buck worked at AstraZeneca where she served as a Global Safety Physician and Global Study Physician. Her experience ranges over multiple therapeutic indications including cardiovascular/metabolic, rare diseases, gastrointestinal, neuroscience, oncology, immunology, and women’s health.

Dr. Buck is a board certified and licensed physician who received her medical degree from the Pennsylvania State University School of Medicine and completed her internship and residency in Internal Medicine at Abington Memorial Hospital before working in a private practice as a primary care physician.

Governance of Caladrius Biosciences, Inc.
Director Independence
The current Caladrius Board members consist of Dr. Brown, Dr. Davidson, Ms. Flowers, Mr. Klosk, Dr. Mazzo, Mr. Myers, Dr. Traber and Ms. Whitaker. The Caladrius Board has reviewed the materiality of any relationship that each of our directors has with Caladrius, either directly or indirectly. Based upon this review, the Caladrius Board has determined that Dr. Brown, Dr.

Davidson, Ms. Flowers, Mr. Klosk, Mr. Myers, Dr. Traber and Ms. Whitaker are “independent directors” applying the definition of independence under the listing standards of Nasdaq.
Board Leadership Structure and Role in Risk Oversight
Dr. Brown serves as the Chairman of the Board. When present, our Chairman presides over all Caladrius Board meetings. Dr. Brown coordinates with our President and Chief Executive Officer and Corporate Secretary to set the agenda for Caladrius Board meetings, chairs executive sessions of the independent directors, and performs any other duties assigned from time to time by the Caladrius Board. We believe that the separation of the Chairman and Chief Executive Officer roles at Caladrius enhances good corporate governance principles through reduction of conflicts of interest and greater board independence.
The Caladrius Board oversees our risk management. This oversight is administered primarily through the following:
•The Caladrius Board’s review and approval of our business plans and budget (prepared and presented to the Caladrius Board by the President and Chief Executive Officer and other management), including the projected opportunities and challenges facing our business;
•At least quarterly review of our business developments, business plan implementation and financial results;
•Our Audit Committee’s oversight of our internal control over cybersecurity and financial reporting and its discussions with management and the independent accountants regarding the quality and adequacy of our internal controls and financial reporting; and
•Our Compensation Committee’s review and approval of our executive officer compensation, executive and general compensation policies and its relationship to our business plans.
Committees
The Caladrius Board has established (i) an Audit Committee, (ii) a Compensation Committee and (iii) a Nominating and Governance Committee. Each of these Committees has only independent directors as members. In addition, the Caladrius Board has established a Science and Technology Committee for which it has not imposed any membership rules regarding director independence, and which committee assists with reviewing development and regulatory strategy, R&D staffing and budgets, and recommendations regarding business development opportunities.
Audit Committee
The Audit Committee consists of four directors: Dr. Brown (Chairman), Ms. Flowers, Messrs. Klosk and Myers. Each member of the committee is independent applying the definition of independence under the listing standards of Nasdaq and SEC regulations. The Audit Committee met five times during the year. Dr. Brown, Ms. Flowers, Messrs. Klosk and Myers each qualify as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K.
Pursuant to the terms of the Audit Committee charter, the Audit Committee is required to consist of at least three of our “independent” directors and shall serve at the pleasure of the Caladrius Board. An “independent” director is defined as an individual who (a) is not our officer or salaried employee or an affiliate, (b) does not have any relationship that, in the opinion of the Caladrius Board, would interfere with his or her exercise of independent judgment as an Audit Committee member, (c) meets the independence requirements of the SEC and Nasdaq or such other securities exchange or market on which our securities are traded and (d) except as permitted by the SEC and Nasdaq or such other securities exchange or market on which our securities are traded, does not accept any consulting, advisory or other compensatory fee from us. The Audit Committee’s charter requires the committee to oversee our accounting and financial reporting process, our system of internal controls regarding cybersecurity, finance, accounting, legal compliance and ethics, and the audits of our financial statements. A current copy of such charter is available to stockholders on our website, www.caladrius.com. The primary duties of the Audit Committee consist of, among other things:
•serving as an independent and objective party to monitor our financial reporting process, internal control system, cybersecurity policy and disclosure control system;
•reviewing and appraising the audit efforts of our independent accountants;
•assuming direct responsibility for the appointment, compensation, retention and oversight of the work of the outside auditors and for the resolution of disputes between the outside auditors and our management regarding financial reporting issues;
•providing an open avenue of communication among the independent accountants, financial and senior management and the Caladrius Board; and

•reviewing and approving all related party transactions.
Compensation Committee
Our Compensation Committee consists of four directors: Mr. Klosk (Chairman), Dr. Brown, Mr. Myers and Ms. Whitaker. Each such member of the Compensation Committee is independent applying the definition of independence under the listing standards of Nasdaq. The Compensation Committee met six times during the year.
Each member of our Compensation Committee must (i) be one of our independent directors satisfying the independence requirements of Nasdaq and other applicable regulatory requirements; (ii) qualify as an “outside director” under Section 162(m) of the Internal Revenue Code of 1986 (the "Code") and (iii) meet the requirements of a “non-employee director” for purposes of Section 16 of the Exchange Act. Except as permitted by Nasdaq, members of the Compensation Committee must not accept any consulting, advisory or the other compensatory fee from us or any of our subsidiaries. In determining whether a director is eligible to serve on the Compensation Committee, the Caladrius Board must consider whether the director is affiliated with us, one of our subsidiaries or an affiliate of one of our subsidiaries to determine whether such affiliation would impair the director’s judgment as a member of the Compensation Committee.
The Compensation Committee oversees the determination of all matters relating to employee compensation and benefits and specifically determines and approves salaries, bonuses and equity-based compensation for our executive officers.
We have adopted a Compensation Committee charter which outlines the Compensation Committee’s primary duties which are to:
•evaluate the performance of the President and Chief Executive Officer considering, inter alia, achievement of committee-approved goals and objectives and determine and approve the President and Chief Executive Officer’s compensation based on this evaluation and such other factors as the Compensation Committee shall deem appropriate;
•determine and approve all executive officer compensation;
•approve the aggregate amounts and methodology for determination of all salary, bonus, and long-term incentive awards for all employees other than executive officers;
•review and recommend equity-based compensation plans to the full Board and approve all grants and awards thereunder;
•review and approve changes to our equity-based compensation plans other than those changes that require stockholder approval under the plans, the requirements of Nasdaq or any exchange on which our securities may be listed and/or any applicable law;
•review and recommend to the full Board changes to our equity-based compensation plans that require stockholder approval under the plans, the requirements of Nasdaq or any exchange on which our securities may be listed and/or any applicable law;
•review and approve changes in our retirement, health, welfare and other benefit programs that result in a material change in costs or the benefit levels provided;
•administer our equity-based compensation plans; and
•approve, as required by applicable law, the annual Compensation Committee report on executive compensation for inclusion in our proxy statement.
The Compensation Committee has the authority, in its sole discretion, to retain or obtain advice from compensation consultants, independent legal counsel and other advisers, and is directly responsible for the retention, termination, compensation and oversight of the work of any such consultant, counsel or other adviser. In selecting a consultant, counsel or other adviser, the Compensation Committee must, as required by Nasdaq rules, take into consideration all factors relevant to such person’s independence from management, including all factors that Nasdaq identifies in its listing standards.
Since March 2015, the Compensation Committee engaged the services of Radford/AON (“Radford”), a national executive compensation consulting firm, with expertise in the life science industry to review and provide recommendations concerning all of the components of Caladrius’ executive and director compensation program. Radford performs services solely on behalf of the Compensation Committee and has no relationship with the Company or management except as may relate to performing such services. Radford assisted the Compensation Committee in defining the appropriate market of the Company’s peer companies for executive compensation and practices and in benchmarking our executive compensation program against the peer group for 2021 and in years past compensation actions. Radford also assisted the Compensation Committee in benchmarking our director compensation program and practices against those of our peers. The Compensation Committee has assessed the independence of Radford pursuant to SEC rules and the corporate governance rules of Nasdaq and concluded that no conflict of interest exists that would prevent Radford from independently representing the Compensation Committee.
A current copy of the Compensation Committee charter is available to stockholders on our website, www.caladrius.com. The Compensation Committee may form and delegate its authority to subcommittees as appropriate. Additionally, the President and Chief Executive Officer may make recommendations to the Compensation Committee relating to executive and director compensation, but consistent with Nasdaq rules, he may not be present during deliberations or voting regarding his own compensation.
Nominating and Governance Committee
Our Nominating and Governance Committee consists of three directors: Mr. Myers (Chairman), Dr. Davidson and Dr. Traber. The Nominating and Governance Committee is empowered by the Caladrius Board to recommend to the Caladrius Board qualified individuals to serve on the Caladrius Board and to identify the manner in which the Nominating and Governance Committee evaluates nominees recommended for the Caladrius Board. All members of the Nominating and Governance Committee have been determined to be “independent directors” pursuant to the definition contained in the rules of Nasdaq and SEC regulations. The Nominating and Governance Committee met four times during the year.
The Caladrius Board has adopted a Nominating and Governance Committee charter to govern the Nominating and Governance Committee, a current copy of which is available to stockholders on our website, www.caladrius.com.
Additional Board Committee:
The Caladrius Board also maintains the following additional committee:
Science and Technology Committee: The Science and Technology Committee consists of Drs. Davidson (Chairman), Brown, Traber, Mazzo, Ms. Flowers, Mr. Klosk and Ms. Whitaker. This committee is authorized to review the science, clinical and regulatory strategy underlying Caladrius’ research and development programs, as well as associated staffing and budgets. It also reviews the interactions of the research and development organization with healthcare providers and regulatory bodies. The Science and Technology Committee met four times during the year.
Qualifications for Board Membership
The Nominating and Governance Committee Charter mandates that the Committee consider and recruit qualified candidates in consultation with the Company's Chief Executive Officer and affords the Committee the flexibility to determine the desired qualifications, expertise and characteristics most suited to the needs of the Caladrius Board at any given time.
Diversity Considerations in Director Nominations
We do not have a formal diversity policy. Notwithstanding this, Caladrius is in compliance with current Nasdaq rules regarding board diversity. We believe the Caladrius Board represents a collection of individuals with a variety of complementary skills which, as a group, constitute the appropriate skills and experience to oversee Caladrius’ business. Our directors come from diverse backgrounds, including medicine, private equity, and management of pharmaceutical and healthcare-related companies. In accordance with the mission set out in its charter, our Nominating and Governance Committee considers a wide variety of qualifications, attributes and other factors and recognizes that a diversity of viewpoints and practical experiences can enhance the effectiveness of the Caladrius Board. As part of its evaluation of each candidate, our Nominating and Governance Committee takes into account how that candidate’s background, experience, qualifications, attributes and skills may complement, supplement or duplicate those of other directors or prospective candidates.
Nominating and Governance Committee Procedures
The Caladrius Board generally believes that we are well-served by our current directors. In the ordinary course, absent special circumstances or a material change in the criteria for Board membership, the Caladrius Board will re-nominate incumbent directors who continue to be qualified for Board service and are willing to continue as directors. If an incumbent director is not standing for re-election or is not re-nominated if a vacancy on the Caladrius Board occurs between annual stockholder meetings or if the Caladrius Board believes it is in our best interests to expand its size, the Caladrius Board may seek out potential candidates for Caladrius Board appointment who meet the criteria for selection as a nominee and have the specific qualities or skills being sought. Nominees for director must be discussed by the full Board and approved for nomination by the affirmative vote of a majority of the Caladrius Board, including the affirmative vote of a majority of the independent directors.
The Nominating and Governance Committee assists the Caladrius Board by identifying qualified candidates for director and recommends to the Caladrius Board the director nominees for the annual meeting of stockholders. The Caladrius Board will conduct a process of making a preliminary assessment of each proposed nominee based upon the nominee’s resume and biographical information, an indication of the individual’s willingness to serve and other background information. This information is evaluated against specific needs at that time. Based upon a preliminary assessment of the candidate(s), those who appear best suited to meet our needs may be invited to participate in a series of interviews, which are used as a further means of evaluating potential candidates. Based on information learned during this process, the Caladrius Board will determine which nominee(s) to include in the slate of candidates that the Caladrius Board recommends for election at each annual meeting of our stockholders.
Procedures for Considering Nominations Made by Stockholders
The procedures for stockholders submitting nominating recommendations described in our By-laws detail the procedures for nominations to be submitted by stockholders, other than candidates who have previously served on the Caladrius Board or who are recommended by the Caladrius Board. Our By-laws state that: "For any nomination or other business proposal to be properly brought before an Annual Meeting by a stockholder pursuant to clause (iii) of Article I, Section 1.10(A)(1) of these By-laws, the stockholder must (i) have given Timely Notice (as defined below) thereof in writing to the Secretary of the Corporation, (ii) have provided any updates or supplements to such notice at the times and in the forms required by these By-laws and, (iii) together with the beneficial owner(s), if any, on whose behalf the nomination or other business proposal is made, have acted in accordance with the representations set forth in the Solicitation Statement (as defined below) required by these By-laws.  To be timely, a stockholder’s written notice shall be received by the Secretary at the principal executive offices of the Corporation not later than the close of business on the one hundred and twentieth (120th) day nor earlier than the close of business on the one hundred fiftieth (150th) day prior to the one-year anniversary of the preceding year’s Annual Meeting date; provided that, in the event the Annual Meeting is first convened more than thirty (30) days before or more than sixty (60) days after  the one-year anniversary of the preceding year’s Annual Meeting date, or if no Annual Meeting was held in the preceding year, notice by the stockholder to be timely must be received by the Secretary of the Corporation not later than the close of business on the later of the ninetieth (90th) day prior to the scheduled date of such Annual Meeting or  the tenth (10th) day following the day on which public announcement of the date of such meeting is first made (such notice within such time periods shall be referred to as “Timely Notice”)."
There will be no differences in the manner in which the Caladrius Board evaluates nominees recommended by stockholders and nominees recommended by the Caladrius Board or management, except that no specific process shall be mandated with respect to the nomination of any individuals who have previously served on the Caladrius Board.
Stockholder Communications
The Caladrius Board has established a procedure that enables stockholders to communicate in writing with members of the Caladrius Board. Any such communication should be addressed to our Corporate Secretary and should be sent to such individual c/o Caladrius Biosciences, Inc., 110 Allen Road, Second Floor, Basking Ridge, NJ 07920. Any such communication must state, in a conspicuous manner, that it is intended for distribution to the entire Board. Under the procedures established by the Caladrius Board, upon our Secretary’s receipt of such a communication, a copy of such communication will be sent to each member of the Caladrius Board, identifying it as a communication received from a stockholder. Absent unusual circumstances, at the next regularly scheduled meeting of the Caladrius Board held more than two days after such communication has been distributed, the Caladrius Board will consider the substance of any such communication.
Board and Committee Meeting Attendance
During the year ended December 31, 2021, the Caladrius Board held four meetings, the Audit Committee held five meetings, the Compensation Committee held six meetings, the Nominating and Governance Committee held four meetings and the Science and Technology Committee held five meetings. The Caladrius Board took additional actions by written consent. Each director attended (or participated by telephone) in 100% of the total number of meetings of the Caladrius Board and committees on which he or she served, with the exception of one Audit meeting and one Nominating and Governance meeting at which one member was absent at each.
Director Attendance at Annual Stockholder Meetings
We do not have a formal policy regarding attendance by directors at our annual meetings of stockholders but invite and encourage all directors to attend. We make every effort to schedule our annual meeting of stockholders at a time and date to permit attendance by directors, taking into account the directors’ schedules and the timing requirements of applicable law. During the COVID-19 pandemic we implemented a virtual meeting format for the protection of our shareholders, directors and management. All incumbent Board members attended Caladrius’ virtual annual meeting in 2021.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires Caladrius’ directors, certain officers of Caladrius, and persons who beneficially own more than 10% of a registered class of Caladrius’ equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. These persons are required by the SEC to furnish Caladrius with copies of all Section 16(a) reports that they file.
Based solely on a review of Forms 3 and 4 and amendments thereto furnished to Caladrius during 2021, filed by our officers, directors, and any person whom we understand to own more than 10% of our common stock, all Section 16(a) filings were timely filed to our knowledge, with the exception of the filing on November 8, 2021 of a Form 3 filed by Todd Girolamo, which should have been filed by June 25, 2021. This Form 3 covered zero transactions.
Code of Ethics
We have adopted a code of ethics that applies to our directors, officers and employees, except to our Chief Executive Officer, principal financial officer, and any principal accounting officer, controller, or persons performing similar functions (“Senior Financial Officers”), who are subject to a separate code of ethics. Both codes of ethics are available on our website, www.caladrius.com.

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth the total compensation paid or accrued during the last two fiscal years with respect to (i) our President and Chief Executive Officer, (ii) our two other most highly compensated executive officers, who each earned more than $100,000 during the fiscal year ended December 31, 2021, and were serving as executive officers as of such date.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)		Option Awards (1)	All Other Compensation		Total Compensation
David J. Mazzo, President and Chief Executive Officer	2021	$631,495	$295,942	$313,230	(2)	$64,298	$30,250	(3)	$1,335,216
	2020	$613,102	$329,576	$235,783	(4)	$149,190	$30,250	(5)	$1,357,901
Kristen K. Buck, M.D., Executive Vice President R&D and Chief Medical Officer (10)	2021	$183,333	$275,000	$400,000		$1,000,000	$—		$1,858,333
	2020	$—	$—	$—		$—	$—		$—
Todd Girolamo, Former Chief Legal Officer and Corporate Secretary (11)	2021	$359,801	$130,427	$84,270	(6)	$19,289	$8,250	(7)	$602,037
	2020	$333,373	$114,771	$103,683	(8)	$95,120	$8,250	(9)	$655,197

_________________________________
(1)Amounts shown under “Stock Awards” and “Option Awards” represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, in accordance with SEC rules. See Note 10 to the Notes to the Consolidated Financial Statements in our 2021 Form 10-K, for a discussion of assumptions made in such valuations. All stock awards, option awards and other shares discussed in this table were issued under the 2018 Plan, with a per share price generally equal to the fair market value of a share of our common stock on the date of grant.
(2)Includes the grant of performance stock units valued at $124,020, which is also the maximum potential value at the time of the grant. The performance criteria was met in 2021 for half of the performance stock units, and as a result, half of the performance stock units valued at $62,010 were canceled in 2021.
(3)Consisted of (i) a car allowance of $12,000, (ii) $8,250 of Company 401(k) match, and (iii) a life and disability insurance allowance of $10,000.
(4)Includes the grant of performance stock units valued at $84,903, which is also the maximum potential value at the time of the grant. The performance criteria was not met in 2020, and as a result, the performance stock units were canceled in 2020.
(5)Consisted of (i) a car allowance of $12,000, (ii) $8,250 of Company 401(k) match, and (iii) a life and disability insurance allowance of $10,000.
(6)Includes the grant of performance stock units valued at $28,620, which is also the maximum potential value at the time of the grant. The performance criteria was met in 2021 for half of the performance stock units, and as a result, half of the performance stock units valued at $14,310 were canceled in 2021.
(7)Consisted of $8,250 of Company 401(k) match.
(8)Includes the grant of performance stock units valued at $41,363, which is also the maximum potential value at the time of the grant. The performance criteria was not met in 2020, and as a result, the performance stock units were canceled in 2020.
(9)Consisted of $8,250 of Company 401(k) match.
(10)Dr. Buck joined the Company in September 2021 and her salary represents an annual amount prorated for time in position in 2021. The bonus was part of her recruitment package.

(11)Mr. Girolamo resigned from the Company in March 2022.

CALADRIUS EMPLOYMENT AGREEMENTS AND EQUITY GRANTS
Employment Agreements and Other Arrangements with Executive Officers
This section contains a description of the employment agreements and certain other arrangements that Caladrius has or had during the years ended December 31, 2019 through March 2022, with the Named Executive Officers listed in the Summary Compensation Table. All descriptions are qualified in their entirety by reference to such agreements. The descriptions to follow provide further information about the compensation that is shown in the Summary Compensation Table and the Grants of Plan Based Awards Table for the respective officers. They also give you information about payments that could be received by these officers under certain circumstances at such time as their employment with Caladrius ends, for example, certain severance arrangements.
David J. Mazzo, Ph.D. - President and Chief Executive Officer
In connection with his appointment as the Company's Chief Executive Officer, Dr. Mazzo and the Company entered into an Amended and Restated Employment Agreement dated and effective as of March 19, 2021, (the “Mazzo Agreement”). The Mazzo Agreement amends and restates the initial employment agreement entered into between the Company and Dr. Mazzo on January 5, 2015, as amended on January 16, 2015, July 25, 2016, September 18, 2017 and December 6, 2018, setting forth the terms and conditions of Dr. Mazzo’s employment with the Company. Under the terms of the Mazzo Agreement, Dr. Mazzo received an annual base salary of $633,032 for 2021 (the “Mazzo Base Salary”) which subsequently adjustable based on the discretion of the Compensation Committee of the Board of Directors. The Mazzo Agreement has an initial term expiring on December 31, 2022, which shall be automatically extended for additional one-year periods, unless Dr. Mazzo is provided written notice by the Company no later than ninety (90) days prior to the expiration of the initial term. The Mazzo Agreement also provides Dr. Mazzo with the option to terminate his employment with the Company if: (i) the Company relocates Dr. Mazzo’s principal place of employment, without Dr. Mazzo’s consent, in a manner than lengthens his one-way commute distance by fifty (50) miles or more, and/or (ii) if Dr. Mazzo provides the Company with thirty (30) days’ prior written notice.
The Mazzo Agreement provides Dr. Mazzo with certain benefits, including but not limited to: (i) twenty-nine (29) days paid time off, (ii) severance payments and COBRA medical and dental insurance for fifteen (15) months following a termination of his employment with the Company, and (iii) bonus payments equal to 125% of his target bonus (which is 55% of the Mazzo Base Salary), without proration, upon termination of his employment with the Company. The Mazzo Agreement is also governed by New Jersey law, to remain consistent with the Company’s principal place of business.
Effective September 18, 2017, the Board approved an amendment to the Mazzo Agreement, which provides that upon the occurrence of the events in connection with a Change of Control (as described in the amendment), Dr. Mazzo shall instead receive (i) payment of his salary as then in effect through the eighteen-month anniversary of the Termination Date and (ii) a lump sum payment equal to 1.5 times his target bonus as then in effect. The Amendment also provides for the continuation of Dr. Mazzo’s benefits for a period of eighteen months from the Termination Date, instead of the fifteen month period previously provided for in the Mazzo Agreement.

Kristen K. Buck, M.D. - Executive Vice President R&D and Chief Medical Officer
In connection with her appointment as Executive Vice President, R&D and Chief Medical Officer, Dr. Buck and the Company entered into an Employment Agreement dated and effective as of July 26, 2021 (the “Buck Agreement”), setting forth the terms and conditions of Dr. Buck’s employment with the Company. Under the terms of the Buck Agreement, Dr. Buck received an annual base salary of $550,000 for 2021 (“Base Salary”) which is subsequently adjustable based on the discretion of the Compensation Committee of the Board of Directors. The Buck Agreement has an initial term expiring on September 1, 2024, which shall be automatically extended for additional one-year periods unless Dr. Buck is provided written notice by the Company no later than ninety (90) days prior to the expiration of the initial term. In connection with her hire, Dr. Buck was granted options to purchase $1,000,000 of common stock and restricted stock awards with a value of $400,000, both of which vest in three equal annual installments starting on September 1, 2021 in addition to annual bonus set at 50% of her Base Salary.

The Buck Agreement provides Dr. Buck with certain benefits, including but not limited to: (i) twenty-nine (29) days paid time off, (ii) severance payments and COBRA medical and dental insurance for twelve (12) months following a termination of her employment with the Company without Cause or for Good Reason (each as defined in the Buck Agreement), and (iii) bonus payments equal to 100% of her target bonus (which is 50% of his Base Salary) prorated for the number of days employed in the calendar year upon termination of her employment with the Company and provide that the time period for the exercise of option equity awards shall be extended for a period equal to the shorter of one year following the termination date or the remaining term of the award.. The Buck Agreement is also governed by New Jersey law, to remain consistent with the Company’s principal place of business.
The Buck Agreement provides that upon the occurrence of the events in connection with a Change of Control (as described in the agreement), Dr. Buck shall instead receive (i) payment of her salary as then in effect through the fifteenth-month anniversary of the Termination Date and (ii) a lump sum payment equal to 125% of her target bonus as then in effect. The Amendment also provides for the continuation of Dr. Buck's benefits for a period of fifteen months from the Termination Date, the vesting of all outstanding unvested time-based equity awards and provide that the time period for the exercise of option equity awards shall be extended for a period equal to the shorter of one year following the termination date or the remaining term of the award.
Todd C. Girolamo, J.D., M.B.A. - Former Chief Legal Officer and Corporate Secretary
Mr. Girolamo and the Company entered into a Change of Control Agreement (the “Girolamo Agreement”) dated and effective as of July 25, 2016. The Girolamo Agreement provides that upon the occurrence of the events in connection with a Change of Control (as described in the agreement), Mr. Girolamo shall instead receive (i) payment of his salary as then in effect through the twelve-month anniversary of the Termination Date and (ii) a lump sum payment equal to 100% of his target bonus as then in effect, and (iii) the continuation of his benefits for a period of twelve months from the Termination Date.
Indemnification Agreements
We enter into indemnification agreements with each of our executive officers and each of our directors from time to time pursuant to which we have agreed to indemnify such party to the full extent permitted by law, subject to certain exceptions, if such party becomes subject to an action because such party is our director, officer, employee, agent or fiduciary.
Acceleration of Vesting Under Equity Compensation Plans
Generally, in the event of a Change in Control of Caladrius (as defined in the 2009 Plan, the 2015 Plan and the 2018 Plan) and either (i) the failure of Caladrius' successor to assume a participant's awards or (ii) such assumption of awards is followed by the participant's termination without cause on or within the one-year period following the Change in Control, (a) all outstanding options and stock appreciation rights of each participant granted prior to the change in control shall be fully vested and immediately exercisable in their entirety, and (b) all unvested stock awards, restricted stock units, restricted stock, performance-based awards, and other awards shall become fully vested, including without limitation, the following: (i) the restrictions to which any shares of restricted stock granted prior to the change in control are subject shall lapse as if the applicable restriction period had ended upon such change in control, and (ii) the conditions required for vesting of any unvested performance-based awards shall be deemed to be satisfied upon such change in control.
Termination or Change in Control Payments
The following table sets forth aggregate estimated payment obligations to each of the Named Executive Officers assuming a termination occurred on December 31, 2021 under the circumstances specified below:

		Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination
Name	Benefit	($)	($)	($)
David J. Mazzo	Severance	1,226,500	1,471,799	—
	Health Benefits	43,473	52,168	—
	Equity Award Acceleration	—	104,160	—
	Total	1,269,973	1,628,127	—
Kristen Buck	Severance	825,000	1,031,250	—
	Health Benefits	17,652	22,064	—
	Equity Award Acceleration	—	175,875	—
	Total	842,652	1,229,189	—
Todd Girolamo	Severance	—	514,360	—
	Health Benefits	—	44,595	—
	Equity Award Acceleration	—	33,390	—
	Total	—	592,345	—

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth information on option awards outstanding at December 31, 2021 for Caladrius' Named Executive Officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price**	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested $(***)
David J. Mazzo	40,000	(1)	—		$35.00	1/5/2025
	35,000	(2)	—		$6.30	1/25/2026
	50,919	(3)	—		$4.77	9/29/2026
	50,000	(4)	—		$3.54	1/9/2027
	50,000	(5)	—		$3.79	1/8/2028
	53,250	(6)	17,750	(6)	$4.95	1/14/2029
	34,500	(7)	34,500	(7)	$3.28	1/13/2030
	15,000	(8)	45,000	(8)	$1.59	1/11/2031

							124,000	$104,160
Kristen Buck	375,511	(9)	762,404	(9)	$1.28	9/1/2031

							209,375	$175,875
Todd Girolamo	750	(10)	—		$52.00	1/4/2022
	1,251	(11)	—		$62.00	1/2/2023
	2,500	(12)	—		$77.70	1/2/2024
	2,500	(13)	—		$62.10	8/1/2024
	2,752	(14)	—		$38.70	2/17/2025
	2,000	(15)	—		$22.60	6/2/2025
	5,000	(16)	—		$6.30	1/25/2026
	12,103	(17)	—		$4.77	9/29/2026
	15,000	(18)	—		$3.54	1/9/2027
	20,000	(19)	—		$3.79	1/8/2028
	18,000	(20)	6,000	(20)	$4.95	1/14/2029
	14,500	(21)	14,500	(21)	$3.28	1/13/2030
	4,500	(22)	13,500	(22)	$1.59	1/11/2031

							39,750	$33,390
**    All option awards were made under and are governed by the terms of the Company’s 2003 Equity Participation Plan, the 2009 Plan, the 2015 Plan or the 2018 Plan.
***    Calculated by multiplying the closing market price of Caladrius’ common stock on December 31, 2021 by the number of shares of restricted stock held by the applicable Named Executive Officer.
(1)Consists of options granted to Dr. Mazzo pursuant to the terms of his employment agreement dated as of January 5, 2015 and amended on January 16, 2015.
(2)Consists of options granted to Dr. Mazzo by the Compensation Committee on January 25, 2016.
(3)Consists of options granted to Dr. Mazzo by the Compensation Committee on September 29, 2016.
(4)Consists of options granted to Dr. Mazzo by the Compensation Committee on January 9, 2017.
(5)Consists of options granted to Dr. Mazzo by the Compensation Committee on January 8, 2018.
(6)Consists of options granted to Dr. Mazzo by the Compensation Committee on January 14, 2019.
(7)Consists of options granted to Dr. Mazzo by the Compensation Committee on January 13, 2020.

(8)Consists of options granted to Dr. Mazzo by the Compensation Committee on January 11, 2021.
(9)Consists of options granted to Dr. Buck by the Compensation Committee on July 27, 2021.
(10)Consists of options granted to Mr. Girolamo by the Compensation Committee on January 4, 2012.
(11)Consists of options granted to Mr. Girolamo by the Compensation Committee on January 2, 2013.
(12)Consists of options granted to Mr. Girolamo by the Compensation Committee on January 2, 2014.
(13)Consists of options granted to Mr. Girolamo effective on August 1, 2014, all of which are vested.
(14)Consists of options granted to Mr. Girolamo by the Compensation Committee on February 17, 2015.
(15)Consists of options granted to Mr. Girolamo by the Compensation Committee on June 2, 2015.
(16)Consists of options granted to Mr. Girolamo by the Compensation Committee on January 25, 2016.
(17)Consists of options granted to Mr. Girolamo by the Compensation Committee on September 29, 2016.
(18)Consists of options granted to Mr. Girolamo by the Compensation Committee on January 9, 2017.
(19)Consists of options granted to Mr. Girolamo by the Compensation Committee on January 8, 2018.
(20)Consists of options granted to Mr. Girolamo by the Compensation Committee on January 14, 2019.
(21)Consists of options granted to Mr. Girolamo by the Compensation Committee on January 13, 2020.
(22)Consists of options granted to Mr. Girolamo by the Compensation Committee on January 11, 2021.
Pension Benefits
We do not have any qualified or non-qualified defined benefit plans.
Non-qualified Deferred Compensation
We do not have any non-qualified defined contribution plans or other deferred compensation plans.

CALADRIUS DIRECTOR COMPENSATION

General Information
Directors who are employees of Caladrius or its subsidiaries do not receive additional cash compensation for serving as directors. Caladrius' non-employee directors are reimbursed for out-of-pocket travel expenses incurred in their capacity as Caladrius directors. Pursuant to the 2018 Plan, all directors (including independent directors) are eligible to receive equity awards.
The following table sets forth information on all compensation to Caladrius' directors (other than as reflected in the Summary Compensation Table) for the year ended December 31, 2021.

	Fees Earned
	Or	Stock	Option	Total
Name	Paid in Cash	Awards(1)	Awards(1)	Compensation
Gregory B. Brown, M.D. (2)	$98,500	$59,999	$—	$158,499
Michael H. Davidson, M.D. (3)	$53,500	$59,999	$—	$113,499
Cynthia L. Flowers (4)	$52,500	$59,999	$—	$112,499
Steven M. Klosk (5)	$64,500	$59,999	$—	$124,499
Steven S. Myers (6)	$63,000	$59,999	$—	$122,999
Peter G. Traber, M.D.(7)	$49,000	$59,999	$—	$108,999
Anne Whitaker(8)	$50,500	$59,999	$—	$110,499
Total	$431,500	$419,993	$—	$851,493
_________________________________
(1)Amounts shown under “Stock Awards”, “Restricted Stock Unit Awards” and “Option Awards” represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, in accordance with SEC rules. See Note 10 to the Notes to the Consolidated Financial Statements in our 2021 Form 10-K for a discussion of assumptions made in such valuations. All stock awards, option awards and other shares discussed in this table were issued under Caladrius' 2018 Plan, with a per share price generally equal to the fair market value of a share of our common stock on the date of grant.
(2)On January 11, 2021, Dr. Brown was granted 37,735 shares of restricted stock unit awards, none of which are vested.
(3)On January 11, 2021, Dr. Davidson was granted 37,735 shares of restricted stock unit awards, none of which are vested.
(4)On January 11, 2021, Ms. Flowers was granted 37,735 shares of restricted stock unit awards, none of which are vested.
(5)On January 11, 2021, Mr. Klosk was granted 37,735 shares of restricted stock unit awards, none of which are vested.
(6)On January 11, 2021, Mr. Myers was granted 37,735 shares of restricted stock unit awards, none of which are vested.
(7)On January 11, 2021, Dr. Traber was granted 37,735 shares of restricted stock unit awards, none of which are vested.
(8)On January 11, 2021, Ms. Whitaker was granted 37,735 shares of restricted stock unit awards, none of which are vested.

The Company’s Board of Directors’ Compensation Plan (the “Directors’ Compensation Plan”), which is only applicable to our non-employee directors, provides the following:
•an annual cash retainer for each non-employee director of $40,000;
•an additional annual cash compensation retainer of $30,000 for the non-executive chair;
•an annual cash retainer for serving as chairperson of a committee as follows: Audit ($18,000); Compensation ($12,000); Nominating and Governance ($9,000); Science and Technology ($9,000);
•an annual cash retainer for serving as a member of a committee as follows: Audit ($8,000); Compensation ($6,000); Nominating and Governance ($4,500); and Science and Technology ($4,500);

•new non-employee directors receive an initial grant of restricted stock units with a value of 2x the annual grant with the number of shares to be issued on the grant date calculated based on the grant date fair value with one-third vesting annually on each of the first, second and third anniversaries of the grant date; and
•an annual equity grant on the second Monday in January a grant of restricted stock units with a value of $60,000, vesting at one year from the grant date.
The effective date for any annual equity grant to employees and non-employee directors is the second Monday in January, with the exercise price of options granted set at the closing price of our common stock on the date of grant.
INCENTIVE COMPENSATION RECOUPMENT POLICY
On December 5, 2017, the Company adopted an Incentive Compensation Recoupment Policy that applies to an employee of the Company who is serving as an “officer” within the meaning of Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended.
The Compensation Committee of the Board may seek Recoupment of any Recoverable Payment, when in its judgment, after reviewing relevant facts and circumstances, it determines that: (a) an Executive (i) engaged in serious misconduct, or (ii) failed to supervise a subordinate employee who engaged in serious misconduct which the Executive knew, or was reckless in not knowing, was occurring, and (b) such misconduct resulted in a material violation of law or a written Company policy that caused significant financial or reputational harm to the Company. As used in this Policy, “serious misconduct” may be only found to have occurred where an Executive or a supervised employee acted knowingly, intentionally, or recklessly in violating a law or written Company policy. For the avoidance of doubt, an Executive’s business judgment made in good faith and in the reasonable belief that such judgments and related actions were in or not opposed to the best interests of the Company shall not subject the Executive’s Incentive Compensation to Recoupment.
"Incentive Compensation" means (i) any equity or equity-based award granted on or after the Effective Date, and (ii) any cash-based performance or incentive award (i.e., bonus or cash incentive plan payment, including any amounts deferred with respect thereto) made to an Executive with respect to the Company’s 2019 fiscal year or any subsequent fiscal year.
The determination by the Committee whether and the extent to which to seek Recoupment may be influenced by a variety of factors, including, but not limited to, (i) the elements of the compensation received by the Executive, (ii) retention, promotion, or succession planning considerations, (iii) pay equity factors, (iv) whether the underlying conduct was an isolated occurrence, (v) feasibility and cost of implementation, (vi) legal and compliance factors, (vii) whether other disciplinary actions have been taken against the Executive, and (viii) the objective of administering the Policy in a way that does not discourage settlement of disputes when settlements are in the best long-term interests of the Company and its stockholders.
Based on the facts and circumstances, the Committee may decide on the appropriate Recoupment method, including whether to seek Recoupment of Recoverable Payments already paid or otherwise seek Recoupment (totally or partially) of Recoverable Payments that have not vested or have not been paid. However, the Committee may not seek Recoupment of any Recoverable Payments (a) following a change in control (as defined in the Executive’s employment agreement) or (b) that were awarded more than three years prior to the first event giving rise to the Recoupment. This Policy shall operate prospectively from the Effective Date and shall be construed so as not to violate any legally binding commitment of the Company arising prior to the Effective Date. Recoupment determinations pursuant to this Policy shall only be made to the extent permitted by law, and this Policy shall be interpreted so as not to violate any law or regulation.

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The tables below provide information regarding the beneficial ownership of Caladrius’ common stock as of April 21, 2022 by: (i) each of Caladrius’ directors; (ii) Caladrius’ Named Executive Officers; (iii) all of Caladrius’ current directors and executive officers as a group; and (iv) each beneficial owner of more than five percent of Caladrius’ common stock.
Beneficial ownership is determined in accordance with SEC rules and regulations, and generally includes voting power or investment power with respect to securities held. Unless otherwise indicated and subject to applicable community property laws, we believe that each of the Caladrius stockholders named in the table below has sole voting and investment power with respect to the shares shown as beneficially owned. Securities that may be beneficially acquired within 60 days after April 21, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person.
The tables below list the number and percentage of shares beneficially owned based on 60,521,635 shares of Caladrius common stock outstanding as of April 21, 2022.
Directors and Named Executive Officers

Name of Beneficial Owner	Total Shares of Common Stock Beneficially Owned (#)		Percentage
David J. Mazzo, Ph.D. President and Chief Executive Officer	1,059,734	(1)	1.7%
Kristen K. Buck, MD., Executive Vice President R&D and Chief Medical Officer	702,839	(2)	1.2%
Todd Girolamo, Former Chief Legal Officer and Corporate Secretary	240,933	(3)	*
Gregory B. Brown, M.D., Chairman of the Board	90,510	(4)	*
Michael Davidson, M.D., Director	110,281	(5)	*
Cynthia L. Flowers, Director	80,417	(6)	*
Steven Klosk, Director	93,330	(7)	*
Steven S. Myers, Director	163,531	(8)	*
Peter G. Traber, M.D., Director	92,060	(9)	*
Anne C. Whitaker, Director	64,225	(10)	*
All directors and executive officers as a group	2,797,550	(11)	4.6%
____________
* Beneficial ownership is less than 1%
(1)Includes options to purchase up to 428,669 shares of our common stock which are exercisable within 60 days of April 21, 2022.
(2)Includes options to purchase up to 383,636 shares of our common stock which are exercisable within 60 days of April 21, 2022.
(3)Includes options to purchase up to 199,106 shares of our common stock which are exercisable within 60 days of April 21, 2022.
(4)Includes 79,460 fully vested restricted stock units and options to purchase up to 6,900 shares of our common stock which are exercisable within 60 days of April 21, 2022.
(5)Includes 54,756 fully vested restricted stock units which are exercisable within 60 days of April 21, 2022.
(6)Includes 80,417 fully vested restricted stock units which are exercisable within 60 days of April 21, 2022.
(7)Includes 79,460 fully vested restricted stock units and options to purchase up to 7,370 shares of our common stock which are exercisable within 60 days of April 21, 2022.
(8)Includes 79,460 fully vested restricted stock units and options to purchase up to 5,500 shares of our common stock which are exercisable within 60 days of April 21, 2022.
(9)Includes 79,460 fully vested restricted stock units and options to purchase up to 8,300 shares of our common stock which are exercisable within 60 days of April 21, 2022.

(10)Includes 64,225 fully vested restricted stock units which are exercisable within 60 days of April 21, 2022.
(11)Includes 517,238 fully vested restricted stock units and options to purchase up to 1,039,481 shares of our common stock which are exercisable within 60 days of April 21, 2022.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transaction Policies
The Audit Committee of the Caladrius Board is responsible for reviewing and approving or ratifying all related party transactions. Our Board, acting upon the recommendation of its Audit Committee, has adopted a written policy with regard to related party transactions. The policy provides that related party transactions shall be brought to management’s and the Board’s attention. The procedures specify that at meetings of the Audit Committee, the Audit Committee will be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose, and the respective benefits to the Company and the relevant related party. The policy sets forth certain factors that the Audit Committee is to take into consideration in determining whether to approve a related party transaction, which include:
•whether the terms of the transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related party;
•the business reasons for the Company to enter into the transaction;
•whether the transaction would impair the independence of an independent director;
•whether the transaction would present an improper conflict of interest for any director or executive officer, taking into account the size of the transaction, the overall financial position of the director, executive officer or other related party, the direct or indirect nature of the director’s, executive officer’s or other related party’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Audit Committee deems relevant.
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
Director Independence
The current Caladrius Board members consist of Dr. Brown, Dr. Davidson, Ms. Flowers, Mr. Klosk, Dr. Mazzo, Mr. Myers, Dr. Traber and Ms. Whitaker. The Caladrius Board has reviewed the materiality of any relationship that each of our directors has with Caladrius, either directly or indirectly. Based upon this review, the Caladrius Board has determined that Dr. Brown, Dr. Davidson, Ms. Flowers, Mr. Klosk, Mr. Myers, Dr. Traber and Ms. Whitaker are “independent directors” applying the definition of independence under the listing standards of Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP (New York, NY; PCAOB ID Number 248) was engaged to serve as Caladrius’ independent registered public accounting firm in 2021 and 2020 and accordingly, audited Caladrius’ financial statements for the fiscal years ended December 31, 2021 and 2020. The following table sets forth a summary of the fees billed or expected to be billed to us by Grant Thornton LLP for professional services rendered for the fiscal years ended December 31, 2021 and 2020.

Fee Category	Fiscal 2021 Fees	Fiscal 2020 Fees
Audit Fees(1)	$420,000	$401,000
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total Fees	$420,000	$401,000

_______________
(1)Audit Fees consist of aggregate fees billed or expected to be billed for professional services rendered for the audit of Caladrius’ annual consolidated financial statements included in Caladrius’ Annual Reports on Form 10-K and review of the interim consolidated financial statements included in Quarterly Reports on Form 10-Q or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2021 and 2020, respectively.
(2)Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Caladrius’ consolidated financial statements and are not reported under “Audit Fees.”
(3)Tax Fees consist of aggregate fees billed or expected to be billed for professional services rendered for tax compliance, tax advice and tax planning. These fees related to preparation of Caladrius’ federal and state income tax returns and other tax compliance activities.
(4)All Other Fees consist of aggregate fees billed for products and services provided by Grant Thornton (as applicable), other than those disclosed above.
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

10.18		Form of Institutional Additional Securities Purchase Agreement, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on February 16, 2021).

10.19	*	Employment Agreement, dated as of July 26, 2021 and effective on September 1, 2021, by and between the Company and Kristen K. Buck, M.D.

14.1	*	Code of Ethics for Senior Financial Officers

21.1	†	Subsidiaries of Caladrius Biosciences, Inc.

23.1	†	Consent of Grant Thornton LLP

31.1	†	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	†
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
*    Filed herewith.
†    Previously filed.
††    Furnished herewith.
(1)    Certain portions of this exhibit were omitted based upon a request for confidential treatment, and the omitted portions were filed separately with the SEC on a confidential basis.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Basking Ridge (Bernards Township), State of New Jersey, on April 21, 2022.

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

Signature	Title	Date
/s/ David J. Mazzo David J. Mazzo, PhD	Director, and President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 21, 2022
/s/ Gregory B. Brown Gregory B. Brown, MD	Chairman of the Board of Directors	April 21, 2022
/s/ Michael H. Davidson Michael H. Davidson	Director	April 21, 2022
/s/ Cynthia L. Flowers Cynthia L. Flowers	Director	April 21, 2022
/s/ Steven M. Klosk Steven M. Klosk	Director	April 21, 2022
/s/ Steven S. Myers Steven S. Myers	Director	April 21, 2022
/s/ Peter G. Traber, MD Peter G. Traber, MD	Director	April 21, 2022
/s/ Anne C. Whitaker Anne C. Whitaker	Director	April 21, 2022