Form 10-Q
period 2022-03-31
CALADRIUS BIOSCIENCES, INC.
filed 2022-05-05
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 5, 2022
Common stock, $0.001 par value per share	60,518,478	shares

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
•our ability to complete the proposed merger with Cend Therapeutics, Inc. (“Cend”);
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
•our ability to diversify our pipeline of development product candidates, including our proposed merger with Cend, which could include an acquisition, merger, business combination, in-license or other strategic transaction, and whether any of such efforts will result in us entering into or completing any transaction or that any such transaction, if completed, will add to shareholder value;
•the results of our development activities;
•our ability to complete our other planned clinical trials (or initiate other trials) in accordance with our estimated timelines due to delays associated with enrolling patients due to the novelty of the treatment, the size of the patient population and the need of patients to meet the inclusion criteria of the trial or otherwise;
•the extent to which the COVID-19 pandemic may impact our business, including our clinical trials and financial condition;
•our ability to maintain the listing of our common stock on the Nasdaq Capital Market; and
•other factors discussed in "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 22, 2022 (our "2021 Form 10-K").

Index
The factors discussed herein, including those risks described in "Item 1A. Risk Factors" and elsewhere in our 2021 Form 10-K and in our other periodic filings with the SEC, which are available for review at www.sec.gov, could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Cash and cash equivalents	$12,747	$24,647
Marketable securities	75,772	70,323
Prepaid and other current assets	2,181	1,212
Total current assets	90,700	96,182
Property and equipment, net	55	62
Other assets	708	764
Total assets	$91,463	$97,008

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$697	$1,934
Accrued liabilities	2,104	2,589
Total current liabilities	2,801	4,523
Other long-term liabilities	421	485
Total liabilities	3,222	5,008
Commitments and Contingencies

Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 0.001 share of common stock, $0.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; issued 60,544,144 and 59,800,792 shares at March 31, 2022 and December 31, 2021, respectively; and outstanding, 60,533,064 and 59,789,712 shares at March 31, 2022 and December 31, 2021, respectively	61	60
Additional paid-in capital	546,580	545,988
Treasury stock, at cost; 11,080 shares at March 31, 2022 and December 31, 2021	(708)	(708)
Accumulated deficit	(457,242)	(453,016)
Accumulated other comprehensive loss	(196)	(70)
Total Caladrius Biosciences, Inc. stockholders' equity	88,495	92,254
Non-controlling interests	(254)	(254)
Total stockholders' equity	88,241	92,000
Total liabilities, non-controlling interests and stockholders' equity	$91,463	$97,008
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Operating Expenses:
Research and development	$3,278	$5,076
General and administrative	3,342	3,010
Total operating expenses	6,620	8,086

Operating loss	(6,620)	(8,086)

Other income (expense):
Investment income, net	63	23
Other expense, net	(148)	—
Total other (expense) income	(85)	23

Net loss before benefit from income taxes and noncontrolling interests	(6,705)	(8,063)
Benefit from income taxes	(2,479)	—
Net loss attributable to Caladrius Biosciences, Inc. common stockholders	$(4,226)	$(8,063)

Basic and diluted loss per share
Caladrius Biosciences, Inc. common stockholders	$(0.07)	$(0.19)

Weighted average common shares outstanding
Basic and diluted shares	60,560	42,117

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(4,226)	$(8,063)

Other comprehensive loss:
Available for sale securities - net unrealized loss	(126)	(59)
Total other comprehensive loss	(126)	(59)

Comprehensive loss attributable to Caladrius Biosciences, Inc. common stockholders	$(4,352)	$(8,122)

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	10	$—	59,801	$60	$545,988	$(70)	$(453,016)	$(708)	$92,254	$(254)	$92,000
Net loss	—	—	—	—	—	—	(4,226)	—	(4,226)	—	(4,226)
Unrealized loss on marketable securities	—	—	—	—	—	(126)	—	—	(126)	—	(126)
Share-based compensation	—	—	743	1	592	—	—	—	593	—	593
Balance at March 31, 2022	10	$—	60,544	$61	$546,580	$(196)	$(457,242)	$(708)	$88,495	$(254)	$88,241

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	10	$—	19,389	$19	$458,748	$(13)	$(425,550)	$(708)	$32,496	$(254)	$32,242
Net loss	—	—	—	—	—	—	(8,063)	—	(8,063)	—	(8,063)
Unrealized loss on marketable securities	—	—	—	—	—	(59)	—	—	(59)	—	(59)
Share-based compensation	—	—	273	—	413	—	—	—	413	—	413
Net proceeds from issuances of common stock and warrants	—	—	39,841	41	85,416	—	—	—	85,457	—	85,457
Proceeds from option exercises	—	—	7	—	24	—	—	—	24	—	24
Balance at March 31, 2021	10	$—	59,510	$60	$544,601	$(72)	$(433,613)	$(708)	$110,268	$(254)	$110,014

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,226)	$(8,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	760	597
Depreciation and amortization	7	16
Accretion on marketable securities	515	323
Changes in operating assets and liabilities:
Prepaid and other current assets	(969)	(1,763)
Other assets	57	81
Accounts payable, accrued liabilities and other liabilities	(1,786)	834
Net cash used in operating activities	(5,642)	(7,975)
Cash flows from investing activities:
Purchase of marketable securities	(26,546)	(75,911)
Sale of marketable securities	20,456	10,821
Net cash used in investing activities	(6,090)	(65,090)
Cash flows from financing activities:
Proceeds from exercise of options	—	24
Tax withholding payments on net share settlement equity awards	(168)	(184)
Net proceeds from issuance of common stock	—	85,457
Net cash (used in) provided by financing activities	(168)	85,297
Net (decrease) increase in cash and cash equivalents	(11,900)	12,232
Cash and cash equivalents at beginning of period	24,647	16,512
Cash and cash equivalents at end of period	$12,747	$28,744

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
The Company's leadership team has decades of collective biopharmaceutical product development experience in a variety of therapeutic categories. Its goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. The Company’s current product candidates include:
•XOWNA® (CLBS16), the subject of both a completed positive Phase 2a study (ESCaPE-CMD) and an ongoing follow on Phase 2b study (FREEDOM Trial) in the United States for the treatment of coronary microvascular dysfunction (“CMD”);
•HONEDRA® (CLBS12), recipient of SAKIGAKE designation pursuant to which early conditional approval in Japan for the treatment of critical limb ischemia (“CLI”) and Buerger’s disease is being sought based on the current results of a clinical trial executed in Japan. HONEDRA® was the recipient of orphan drug designation in March 2021 from the U.S. Food and Drug Administration (“FDA”) for Buerger's disease; and
•CLBS201, the subject of a study designed to assess the safety and efficacy of CD34+ cell therapy as a treatment for patients with chronic kidney disease related to type 2 diabetes (diabetic kidney disease or “DKD”).
•On April 26, 2022, the Company and Cend Therapeutics, Inc., a Delaware corporation (“Cend”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of Caladrius will merge with and into Cend, with Cend surviving as a wholly-owned subsidiary of the Company (the “Merger”), subject to the terms of the Merger Agreement and stockholder approval of the transaction. Under the exchange ratio formula, as of immediately after the Merger, the former Cend stockholders are expected to own approximately 50% of the outstanding shares of Caladrius Common Stock and the Company’s stockholders as of immediately prior to the Merger are expected to own approximately 50% of the outstanding shares of Caladrius Common Stock. The actual allocation will be subject to adjustment based on our net cash balance at the time of closing and the amount of any transaction expenses of Cend in excess of $250 thousand at the time of closing. See Note 12 below for more information regarding the Merger and related transactions.
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
The Company's proprietary cell technology using autologous (a patient’s own naturally occurring) CD34+ cells has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted or reduced. Through the administration of CD34+ cells, Caladrius seeks to promote the development and formation of new microvasculature and thereby increase blood flow to the impacted area. The Company believes that a number of conditions caused by underlying ischemic injury can be improved through its CD34+ cell technology including but not limited to Buerger's disease, CLI, CMD, and DKD.
XOWNA® for Treatment of Coronary Microvascular Dysfunction
In 2017, with the assistance of a $1.9 million grant from the National Institutes of Health (Award Number R44HL135889), the Company initiated its program for XOWNA® for the treatment of CMD, a disease that afflicts as many as 1.6 million patients in the United States alone, with no current targeted treatment options. That study, the ESCaPE-CMD Trial, was a Phase 2a proof-of-concept open label study that enrolled patients at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center in Los Angeles, CA. Those data showed a positive therapeutic effect with a statistically significant improvement in

Index
angina frequency, coronary flow reserve, Canadian Cardiovascular Society Angina Class and Seattle Angina Questionnaire scores, as well as an acceptable safety profile. The full data set from that study was presented at the SCAI 2020 Scientific Sessions Virtual Conference on May 14, 2020 by Dr. Timothy Henry, FACC, of the Christ Hospital in Cincinnati, Ohio. In December 2020, the Company commenced enrollment in its Phase 2b FREEDOM Trial of XOWNA®, a double-blind, randomized and placebo-controlled clinical trial designed to further evaluate the efficacy and safety of intracoronary artery delivery of autologous CD34+ cells in subjects with CMD and without obstructive coronary artery disease. While early enrollment proceeded to plan with the first patient treated in January 2021, the impact of the COVID-19 pandemic contributed to a general slowing of enrollment, including supply chain disruptions affecting the availability of qualified catheters used in the diagnosis of CMD and/or administration of XOWNA®. Protocol amendments to the initial FREEDOM Trial protocol, as agreed to by the FDA, were implemented with the goal of enhancing breadth and speed of subject enrollment.
HONEDRA® for Treatment of Critical Limb Ischemia
The Company's randomized, open-label, registration-eligible study of HONEDRA® in Japan for the treatment of CLI and Buerger's disease has, to date, demonstrated positive trends in both safety and efficacy. The HONEDRA® study's enrollment, however, has been significantly curtailed by the COVID-19 pandemic's impact in Japan, including the States of Emergency in Japan that have persisted for much of 2020 and 2021. Due to the significant and continued operational and financial burden incurred as a result of these COVID-19 delays, coupled with the unpredictability of the timing of site enrollment re-initiation, Caladrius suspended further enrollment and is focusing its efforts on consummating a partnership for the product in Japan. Such a partnership may become the basis for the completion of development and registration of HONEDRA® in Japan and may include the completion of enrollment of the four remaining no-option CLI subjects stipulated in the original protocol, if necessary, and/or exploration of the possibility of submitting the existing data to Japan's Pharmaceuticals and Medical Devices Agency (“PMDA”) under Japan's regenerative medicine regulations, which allow for conditional approval of innovative regenerative medicine products. Despite receipt from FDA in March 2021 of orphan designation in the U.S. for CLBS12 as a potential treatment for Buerger's disease, based on a response from the FDA in October 2021 regarding a development plan for U.S. registration the Company decided not to pursue United States development in Buerger's disease at this time.
CLBS201 for Treatment of Diabetic Kidney Disease
Progressive kidney failure is associated with attrition of the microcirculation of the kidney. Pre-clinical studies in kidney disease and injury models have demonstrated that protection or replenishment of the microcirculation results in improved kidney function. Based on these observations, the Company has elected to move forward with a Phase 1b, open-label, proof-of-concept trial evaluating CLBS201 dosed via intra-renal artery injections in subjects with DKD. This protocol is expected to include six subjects in total with the first two subjects sequentially dosed and followed for a two-week safety observation period. Clearance by the independent Data Safety Monitoring Board (“DSMB”) overseeing the study will then permit the treatment of the next four patients, with all patients being followed for safety and therapeutic effect. A read-out of data will occur after at the six-month follow-up visit for all patients. A key criterion for continued development of CLBS201 will be its ability to demonstrate a therapeutic effect that will make it competitive in the field of DKD treatment, i.e., kidney function regeneration, as indicated by increased glomerular filtration rate. As announced recently, the Company has treated the first patient in the CLBS201 proof-of-concept study and targets treatment completion for all six subjects during the third quarter of 2022.
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
In addition, the Company further desires to diversify its pipeline of development products candidates and is exploring a range of strategic transactions in furtherance of that goal. The Company has taken, and intends to continue to take, active steps to identify assets and/or companies for acquisition and/or partnership that would enhance and de-risk its current development portfolio. Such assets could target indications beyond cardiovascular disease as well as product categories outside of cell therapy. The range of possible transactions includes an acquisition, merger, business combination, in-license or other strategic transaction, any of which could result in the issuance of securities that could significantly dilute the shares of its existing stockholders. There can be no assurance that this exploration of strategic alternatives will result in Caladrius entering into or completing any transaction or that such transaction, if completed, will add to shareholder value.

Index
Coronavirus Considerations
In December 2019, a novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, was reported to have surfaced in China. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the world's economies began to experience pronounced effects. Despite the FDA approval of multiple COVID-19 vaccines in late 2020, there remains uncertainty around the extent and duration of disruption and any future related financial impact cannot reasonably be estimated at this time. In response to the COVID-19 pandemic, the Company implemented a universal work from home policy as well as stringent social distancing and other hygiene policies for employees when they must be in the office. The Company's clinical study of HONEDRA® in Japan has experienced significant delays in enrollment due to the States of Emergency in effect in Japan for most of 2020 2021 covering Tokyo and other regions in response to an increased number of COVID-19 infections. With the Company's expectation that COVID-19 in Japan would continue to impact negatively clinical site operations and enrollment of patients in the HONEDRA® clinical trial, it elected to suspend trial enrollment, seek a development partner and consult with the Japanese regulatory authorities regarding the submission of patient data already accrued. Caladrius' phase 2b trial of XOWNA® in the U.S. has also experienced delays in enrolling patients as a result of COVID-19.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2022, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2021 and 2020 included in our 2021 Form 10-K. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
Note 2 – Summary of Significant Accounting Policies
In addition to the policies below, the Company's significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in its 2021 Form 10-K. There were no changes to these policies during the three months ended March 31, 2022.
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

Index
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
Note 3 – Available-for-Sale-Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	March 31, 2022				December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$62,770	$—	$(162)	$62,608	$53,135	$—	$(65)	$53,070
Money market funds	6,578	—	—	6,578	18,124	—	—	18,124
Municipal debt securities	17,267	—	(34)	17,233	20,263	—	(5)	20,258
Total	$86,615	$—	$(196)	$86,419	$91,522	$—	$(70)	$91,452

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in our Consolidated Balance Sheets (in thousands):

	March 31, 2022	December 31, 2021
Cash equivalents	$10,647	$21,129
Marketable securities	75,772	70,323
Total	$86,419	$91,452

The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in thousands):

	March 31, 2022
	Amortized Cost	Estimated Fair Value
Less than one year	$86,615	$86,419
Greater than one year		—
Total	$86,615	$86,419

Note 4 – Income (Loss) Per Share
For the three months ended March 31, 2022 and 2021, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive. At March 31, 2022 and 2021, the Company excluded the following potentially dilutive securities (in thousands):

	March 31,
	2022	2021
Stock Options	2,640	1,022
Warrants	21,357	21,357
Restricted Stock Units	1,460	798

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
The following table sets forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands).

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$75,772	$—	$75,772	$—	$70,323	$—	$70,323
	$—	$75,772	$—	$75,772	$—	$70,323	$—	$70,323

Note 6 – Accrued Liabilities
Accrued liabilities as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Salaries, employee benefits and related taxes	$1,005	$2,034
Operating lease liabilities — current	205	229
Other	894	326
Total	$2,104	$2,589

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

Index
Operating lease liabilities and right-of-use assets were recorded in the following captions of our balance sheet were as follows (in thousands):

	March 31, 2022	December 31, 2021
Right-of Use Assets:
Other assets	$667	$724
Total Right-of-Use Asset	$667	$724

Operating Lease Liabilities:
Accrued liabilities	$205	$229
Other long-term liabilities	421	485
Total Operating Lease Liabilities	$626	$714

As of March 31, 2022, the weighted average remaining lease term for our operating leases was 2.3 years, and the weighted average discount rate for our operating leases was 9.625%. Future minimum lease payments under the lease agreements as of March 31, 2022 were as follows (in thousands):

Years ended	Operating Leases
2022	181
2023	217
2024	190
2025	143
Total lease payments	731
Less: Amounts representing interest	(105)
Present value of lease liabilities	$626

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

Index
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
As of March 31, 2022, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase. The agreement expired on April 1, 2022.
At The Market Offering Agreement
On June 4, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with HCW, as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $50.0 million. During the three months ended March 31, 2022 and since inception the Company had not issued any shares under the ATM Agreement. Having received a listing deficiency notice from Nasdaq on February 18, 2022 after the Company’s shares traded below $1.00 for 30 consecutive trading days, the Company will not be permitted to sell additional shares under the ATM Agreement until it re-establishes timely compliance. Compliance may be reestablished by various mechanisms, including stock price appreciation at or above $1.00 for a requisite period of time and reverse stock split.

Index
Stock Options and Warrants
The following table summarizes the activity for stock options and warrants for the three months ended March 31, 2022:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2021	2,131,849	$5.64	7.97	$—	21,356,600	$2.84	4.37	$—

Changes during the period:
Granted	540,600	0.91			—	—
Exercised	—	—			—	—
Forfeited	(9,565)	1.90			—	—
Expired	(23,275)	26.00			—	—
Outstanding at March 31, 2022	2,639,609	$4.51	7.83	$—	21,356,600	$2.84	4.13	$—
Vested at March 31, 2022 or expected to vest in the future	2,594,630	$4.57	7.80	$—	21,356,600	$2.84	4.13	$—
Vested at March 31, 2022	1,408,083	$7.36	6.41	$—	21,356,600	$2.84	4.13	$—

Restricted Stock
During the three months ended March 31, 2022 and 2021, the Company issued restricted stock for services as follows ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Number of restricted stock issued	1,061,175	300,450
Value of restricted stock issued	$973	$478

The vesting terms of restricted stock issuances are generally between one to four years.
Restricted Stock Units
During the three months ended March 31, 2022 and 2021, the Company issued restricted stock units for services as follows ($ in thousands, except share data):

	Three Months Ended March 31,
	2022	2021
Number of restricted stock units issued	1,379,860	458,245
Value of restricted stock units issued	$1,265	$729

The weighted average estimated fair value of restricted stock issued for services in the three months ended March 31, 2022 and 2021 was $0.92 and $1.59 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.

Note 9 – Share-Based Compensation
Share-Based Compensation
We utilize share-based compensation in the form of stock options, restricted stock, and restricted stock units. The following table summarizes the components of share-based compensation expense for the three months ended March 31, 2022 and 2021 (in thousands):

Index

	Three Months Ended March 31,
	2022	2021
Research and development	$218	$96
General and administrative	542	501
Total share-based compensation expense	$760	$597

Total compensation cost related to non-vested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at March 31, 2022 were as follows (in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$814	$444	$1,004
Expected weighted-average period in years of compensation cost to be recognized	1.77	0.96	2.25

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Stock Options
	Three Months Ended March 31,
	2022	2021
Total fair value of shares vested	$377	$397
Weighted average estimated fair value of shares granted	$0.62	$1.08

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

Note 10 – Income Taxes
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
As of December 31, 2021 and 2020, the Company had approximately $281 million and $264 million, respectively of federal NOLs available to offset future taxable income expiring from 2030 through 2036. The Company performed an analysis and determined that they had an ownership change of greater than 50% over a 3-year testing period on January 25, 2021. As a result, $169 million of the $281 million of federal NOLs will expire unutilized. The Company wrote off that portion of the deferred tax asset and reduced the corresponding valuation allowance resulting in $112 million of remaining federal NOL. The write off of the deferred tax asset and the corresponding reduction in valuation allowance has no impact to the balance sheet or income statement. Losses incurred before the ownership change on January 25, 2021 will be subject to an annual limitation of $173k under Internal Revenue Code Section 382, while losses incurred after January 25, 2021 will not be subject to limitations. The Company may be able to utilize additional NOLs of approximately $1.1 million per year for the first five years after this ownership change as a result of the application of the Net Unrealized Built-in Gain rules.
As of December 31, 2021 and 2020 the Company had State NOLs available in New Jersey of $97 million and $99 million, respectively, California of $70 million and $70 million, respectively, and New York City of $13 million and $13 million, respectively, to offset future taxable income expiring from 2031 through 2041. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s NOLs would be limited given the change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible.
The Company applies the FASB’s provisions for uncertain tax positions. The Company utilizes the two-step process to determine the amount of recognized tax benefit. For tax positions meeting the more-likely-than-not threshold, the amount

Index
recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense.
As of March 31, 2022, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.
For years prior to 2018, the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from date of filing.
In December 2021, the Company received preliminary approval from the New Jersey Economic Development Authority (“NJEDA”) to participate in the Technology Business Tax Certificate Transfer Program (the “Program”). The Program permits qualified companies to sell a percentage of their New Jersey net operating losses (“NJ NOLs”) to unrelated profitable corporations. On February 22, 2022, the Company received final approval from NJEDA to sell $2.5 million of its NJ NOLs related tax benefits ("NJ NOL Tax Benefits"), which was subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $2.3 million. The gross proceeds of $2.5 million have been recorded as a benefit from income taxes and the loss on sale of NJ NOLs of $0.1 million recorded in other income (expense) in the consolidated financial statements.

Note 11 – Contingencies
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

Note 12 – Subsequent Event
Cend Merger Agreement
On April 26, 2022, the Company and Cend Therapeutics, Inc., a Delaware corporation (“Cend”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of Caladrius will merge with and into Cend, with Cend surviving as a wholly-owned subsidiary of the Company (the “Merger”), subject to the terms of the Merger Agreement and stockholder approval of the transaction. Under the exchange ratio formula, as of immediately after the Merger, the former Cend stockholders are expected to own approximately 50% of the outstanding shares of Caladrius Common Stock and the Company’s stockholders as of immediately prior to the Merger are expected to own approximately 50% of the outstanding shares of Caladrius Common Stock. The actual allocation will be subject to adjustment based on the Company’s net cash balance at the time of closing and the amount of any transaction expenses of Cend in excess of $250 thousand at the time of closing.
Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of the Company and Cend, and the Company’s satisfaction of a minimum net cash threshold at closing, expected to be approximately $64.9 million assuming a closing at the end of the third quarter of 2022, and as described further in the Merger Agreement. The Merger Agreement contains certain termination rights for both the Company and Cend, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Cend a termination fee of $1.0 million, Cend may be required to pay the Company a termination fee of $4.0 million, or in some circumstances reimburse the other party’s expenses up to a maximum of $1.0 million.
At the effective time of the Merger, the Company’s Board of Directors is expected to consist of nine members, four of whom will be designated by the Company, four of whom will be designated by Cend and one member who will be mutually agreed between the Company and Cend.
Stock Purchase Agreement
In order to provide Cend with capital for its development programs prior to the closing of the Merger, the Company and Cend entered into a Series D Preferred Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which the

Index
Company agreed to purchase from Cend 1,135,628 shares of Series D Preferred Stock, $0.00001 par value per share (the “Series D Preferred Stock”), of Cend at a purchase price per share equal to $8.8057 per share (the “Series D Original Issue Price”), or approximately $10 million in the aggregate. The Series D Preferred Stock ranks senior to Cend’s common stock and the other series of preferred stock with respect to rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of Cend. The Series D Preferred Stock has a liquidation preference equal to the Series D Original Issue Price plus an amount equal to any accrued and unpaid dividends to the date of payment and will participate with Cend’s common stockholders and other preferred stockholders thereafter on an as-converted basis. The Series D Preferred Stock shall vote with the common stock on an as-converted basis on any matters presented to the stockholders of Cend. Each share of Series D Preferred Stock is convertible, at the option of the holder thereof, into such number of shares of Cend common stock as is determined by dividing the Original Issue Price by the conversion price in effect at the time of conversion, which conversion price shall be the Original Issue Price as appropriately adjusted for stock splits, stock dividends, combinations, and subdivisions of Cend common stock, and as adjusted pursuant to a weighted-average antidilution adjustment. The Series D Preferred Stock will automatically convert into shares of Cend common stock upon the closing of a firm-commitment underwritten initial public offering implying a pre-equity offering value of at least $250 million, resulting in at least $50 million of gross proceeds to Cend.
Collaboration Agreement
In connection with such Purchase Agreement, Cend entered into a Collaboration Agreement (the “Collaboration Agreement”), pursuant to which the Company agreed to collaborate with Cend on certain developmental and clinical activities prior to the closing of the Merger. Under the Collaboration Agreement, the Company and Cend will form a joint steering committee (the “Committee”) comprised of individuals from both entities. The Committee will meet regularly and be responsible for monitoring ongoing studies and making recommendations for development activity and trial planning. Cend has agreed to pay each member of the Committee from the Company an hourly consulting fee for such service.

Index
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” herein and under “Risk Factors” in our 2021 Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report and in our 2021 Form 10-K.
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
Our leadership team has decades of collective biopharmaceutical product development experience in a variety of therapeutic categories. Our goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. Our current product candidates include:
•XOWNA® (CLBS16), the subject of both a completed positive Phase 2a study (ESCaPE-CMD) and an ongoing follow on Phase 2b study (FREEDOM Trial) in the United States for the treatment of coronary microvascular dysfunction (“CMD”);
•HONEDRA® (CLBS12), recipient of SAKIGAKE designation and eligible for early conditional approval in Japan for the treatment of critical limb ischemia (“CLI”) and Buerger’s disease is being sought based on the current results of a clinical trial executed in Japan. CLBS12 was the recipient of orphan drug designation in March 2021 from the U.S. Food and Drug Administration ("FDA") for Buerger's disease; and
•CLBS201, the subject of a study designed to assess the safety and efficacy of CD34+ cell therapy as a treatment for patients with chronic kidney disease related to type 2 diabetes (diabetic kidney disease or “DKD”).
In addition, we desire to diversify our pipeline of development product candidates and are exploring a range of strategic transactions in furtherance of that goal. We have taken, and intend to continue to take, active steps to identify diligence-suitable assets and/or companies that would complement and de-risk our current development programs. Such assets could potentially include indications beyond cardiovascular as well as product categories outside of cell therapy and transactions could include an acquisition, merger, business combination, in-license or other strategic transaction, any of which could result in the issuance of securities that could significantly dilute the shares of our existing stockholders. There can be no assurance that this exploration of strategic alternatives will result in us entering into or completing any transaction or that such transaction, if completed, will add to shareholder value.
Cend Merger
On April 26, 2022, we, CS Cedar Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Cend Therapeutics, Inc., a Delaware corporation (“Cend”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Cend, with Cend continuing as our wholly owned subsidiary and the surviving corporation of the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.
Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, (a) each outstanding share of Cend common stock and Cend preferred stock will be converted into the right to receive a number of shares of our common stock (“Caladrius Common Stock”) equal to an exchange ratio calculated pursuant to the terms of the Merger Agreement; and (b) each outstanding Cend stock option that has not previously been exercised prior to the closing of the Merger will be assumed by us.
Under the exchange ratio formula, as of immediately after the Merger, the former Cend stockholders are expected to own approximately 50% of the outstanding shares of Caladrius Common Stock and our stockholders as of immediately prior to the Merger are expected to own approximately 50% of the outstanding shares of Caladrius Common Stock. The actual allocation

Index
will be subject to adjustment based on our net cash balance at the time of closing and the amount of any transaction expenses of Cend in excess of $250 thousand at the time of closing.
Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of Caladrius and Cend, and Caladrius’s satisfaction of a minimum net cash threshold at closing, expected to be approximately $64.9 million assuming a closing at the end of the third quarter of 2022, and as described further in the Merger Agreement. In accordance with the terms of the Merger Agreement, (i) certain executive officers, directors and stockholders of Cend (solely in their respective capacities as Cend stockholders) holding approximately 77.5% of the outstanding Cend capital stock have entered into support agreements with Caladrius to vote all of their shares of Cend capital stock in favor of adoption of the Merger Agreement (the “Cend Support Agreements”) and (ii) certain executive officers and directors of Caladrius (solely in their respective capacities as Caladrius stockholders) holding approximately 1.8% of the outstanding Caladrius common stock have entered into support agreements with Cend to vote all of their shares of Caladrius common stock in favor of approval of the Merger Agreement (the “Caladrius Support Agreements,” together with the Cend Support Agreements, the “Support Agreements”). The Support Agreements include covenants with respect to the voting of such shares in favor of approving the transactions contemplated by the Merger Agreement and against any competing acquisition proposals and place certain restrictions on the transfer of the shares of Caladrius and Cend held by the respective signatories thereto.
Concurrently with the execution of the Merger Agreement, certain officers and directors of Caladrius holding approximately 1.8% of the outstanding Caladrius common stock and certain officers, directors and stockholders of Cend holding approximately 77.5% of the Cend capital stock have entered into lock-up agreements (the “Lock-Up Agreements”) pursuant to which they accepted certain restrictions on transfers of shares of Caladrius Common Stock for the 120-day period following the closing of the Merger.
The Merger Agreement contains certain termination rights for both us and Cend, and further provides that, upon termination of the Merger Agreement under specified circumstances, we may be required to pay Cend a termination fee of $1.0 million, Cend may be required to pay us a termination fee of $4.0 million, or in some circumstances reimburse the other party’s expenses up to a maximum of $1.0 million.
At the effective time of the Merger, our Board of Directors is expected to consist of nine members, four of whom will be designated by us, four of whom will be designated by Cend and one member who will be mutually agreed between us and Cend.
Cend Investment and Collaboration Agreement
In order to provide Cend with capital for its development programs prior to the closing of the Merger, we and Cend entered into a Series D Preferred Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which we agreed to purchase from Cend 1,135,628 shares of Series D Preferred Stock, $0.00001 par value per share (the “Series D Preferred Stock”), of Cend at a purchase price per share equal to $8.8057 per share (the “Series D Original Issue Price”), or approximately $10 million in the aggregate. The Purchase Agreement contains customary representations, warranties and agreements by us and Cend and customary conditions to closing. The Series D Preferred Stock ranks senior to Cend’s common stock and the other series of preferred stock with respect to rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of Cend. The Series D Preferred Stock has a liquidation preference equal to the Series D Original Issue Price plus an amount equal to any accrued and unpaid dividends to the date of payment and will participate with Cend’s common stockholders and other preferred stockholders thereafter on an as-converted basis. The Series D Preferred Stock shall vote with the common stock on an as-converted basis on any matters presented to the stockholders of Cend. Each share of Series D Preferred Stock is convertible, at the option of the holder thereof, into such number of shares of Cend common stock as is determined by dividing the Original Issue Price by the conversion price in effect at the time of conversion, which conversion price shall be the Original Issue Price as appropriately adjusted for stock splits, stock dividends, combinations, and subdivisions of Cend common stock, and as adjusted pursuant to a weighted-average antidilution adjustment. The Series D Preferred Stock will automatically convert into shares of Cend common stock upon the closing of a firm-commitment underwritten initial public offering implying a pre-equity offering value of at least $250 million, resulting in at least $50 million of gross proceeds to Cend.
In connection with the Purchase Agreement, we and Cend entered into a Collaboration Agreement (the “Collaboration Agreement”), pursuant to which we agreed to collaborate with Cend on certain developmental and clinical activities prior to the closing of the Merger. Under the Collaboration Agreement, we and Cend will form a joint steering committee (the “Committee”) comprised of individuals from both entities. The Committee will meet regularly and be responsible for monitoring ongoing studies and making recommendations for development activity and trial planning. Cend has agreed to pay each member of the Committee from Caladrius an hourly consulting fee for such service.

Index
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
XOWNA® for Treatment of Coronary Microvascular Dysfunction
In 2017, with the assistance of a $1.9 million grant from the National Institutes of Health (Award Number R44HL135889), we initiated our program for XOWNA® for the treatment of CMD, a disease that afflicts as many as 1.6 million patients in the United States alone, with no current targeted treatment options. That study, the ESCaPE-CMD Trial, was a Phase 2a proof-of-concept open label study that enrolled patients at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center in Los Angeles, CA. Those data showed a positive therapeutic effect with a statistically significant improvement in angina frequency, coronary flow reserve, Canadian Cardiovascular Society Angina Class and Seattle Angina Questionnaire scores, as well as an acceptable safety profile. The full data set from that study was presented at the SCAI 2020 Scientific Sessions Virtual Conference on May 14, 2020 by Dr. Timothy Henry, FACC, of the Christ Hospital in Cincinnati, Ohio. In December 2020, we commenced enrollment in our Phase 2b FREEDOM Trial of XOWNA®, a double-blind, randomized and placebo-controlled clinical trial designed to further evaluate the efficacy and safety of intracoronary artery delivery of autologous CD34+ cells in subjects with CMD and without obstructive coronary artery disease. While early enrollment proceeded to plan with the first patient treated in January 2021, the impact of the COVID-19 pandemic contributed to a general slowing of enrollment, including supply chain disruptions affecting the availability of qualified catheters used in the diagnosis of CMD and/or administration of XOWNA®. Protocol amendments to the initial FREEDOM Trial protocol, as agreed to by the FDA, were implemented with the goal of enhancing breadth and speed of subject enrollment.
HONEDRA® for Treatment of Critical Limb Ischemia
Our randomized, open-label, registration-eligible study of HONEDRA® in Japan for the treatment of CLI and Buerger's disease has, to date, demonstrated positive trends in both safety and efficacy. The HONEDRA® study's enrollment, however, has been significantly curtailed by the COVID-19 pandemic's impact in Japan, including the States of Emergency in Japan that have persisted for much of 2020 and 2021. Due to the significant and continued operational and financial burden incurred as a result of these COVID-19 delays, coupled with the unpredictability of the timing of site enrollment re-initiation, we suspended further enrollment and are focusing our efforts on consummating a partnership for the product in Japan. Such a partnership may become the basis for the completion of development and registration of HONEDRA® in Japan and may include the completion of enrollment of the four remaining no-option CLI subjects stipulated in the original protocol, if necessary, and/or exploration of submitting the existing data to Japan's Pharmaceuticals and Medical Devices Agency (“PMDA”) under Japan's regenerative medicine regulations, which allow for conditional approval of innovative regenerative medicine products. Despite receipt from FDA in March 2021 of orphan designation in the United States for CLBS12 as a potential treatment for Buerger's disease, based on a response from the FDA in October 2021 regarding a development plan for U.S. registration, we have decided not to pursue U.S. development in Buerger's disease at this time.
CLBS201 for Treatment of Diabetic Kidney Disease
Progressive kidney failure is associated with attrition of the microcirculation of the kidney. Pre-clinical studies in kidney disease and injury models have demonstrated that protection or replenishment of the microcirculation results in improved kidney function. Based on these observations, we have elected to move forward with a Phase 1b, open-label, proof-of-concept trial evaluating CLBS201 dosed via intra-renal artery injections in subjects with DKD. This protocol is expected to include six subjects in total with the first two subjects sequentially dosed and followed for a two-week safety observation period. Clearance by an independent Data Safety Monitoring Board (“DSMB”) overseeing the study will then permit the treatment of the next four patients, with all patients being followed for safety and therapeutic effect. A read-out of data will occur after the six-month follow-up visit for all patients. A key criterion for continued development of CLBS201 will be our ability to demonstrate a therapeutic effect that will make it competitive in the field of DKD treatment, i.e., kidney function regeneration, as indicated by

Index
increased glomerular filtration rate. As announced recently, the Company has treated the first patient in the CLBS201 proof-of-concept study and targets treatment completion for all six subjects during the third quarter of 2022.
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
In addition, we further desire to diversify our pipeline of development product candidates and are exploring a range of strategic transactions in furtherance of that goal. We have taken, and intend to continue to take, active steps to identify assets and/or companies for acquisition and/or partnership that would enhance and de-risk our current development portfolio. Such assets could target indications beyond cardiovascular disease as well as product categories outside of cell therapy. The range of possible transactions includes an acquisition, merger, business combination, in-license or other strategic transaction, any of which could result in the issuance of securities that could significantly dilute the shares of our existing stockholders. There can be no assurance that this exploration of strategic alternatives will result in us entering into or completing any transaction or that such transaction, if completed, will add to shareholder value.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic continues to present substantial public health and economic challenges around the world, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures.
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has and will continue to impact our operations and the operations of our suppliers, vendors and business partners, and may take further precautionary and preemptive actions as may be required by federal, state or local authorities. In addition, we have taken steps to minimize the current environment’s impact on our business and strategy, including devising contingency plans and securing additional resources from third party service providers. For the safety of our employees and families, we implemented a universal work from home policy as well as stringent social distancing and other hygiene policies for employees when they must be in the office. Our clinical study of HONEDRA® in Japan has experienced significant delays in enrollment due to the States of Emergency in effect in Japan for most of 2020 and 2021 covering Tokyo and other regions in response to an increased number of COVID-19 infections. With our expectation that COVID-19 in Japan would continue to impact negatively enrollment of patients in the HONEDRA® clinical trial, we elected to suspend trial enrollment, seek a development partner and consult with the Japanese regulatory authorities regarding the submission of patient data already accrued. In addition, our phase 2b trial of XOWNA® in the United States has also experienced delays in enrolling patients as a result of COVID-19.
Beyond its impact on our development pipeline described above, the extent to which COVID-19 ultimately impacts our business, results of operations and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the emergence of new variants, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain COVID-19 or treat its impact, including vaccination campaigns, among others. If we or any of the third parties with whom we engage, however, were to experience any additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, financial condition and results of operations. It is possible that our clinical development timelines could continue to be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations. See “Risk Factors” in our 2021 Form 10-K for additional discussion of the potential adverse impact of the COVID-19 pandemic on our business, financial condition and results of operations.
Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and March 31, 2021:

Index

	Three Months Ended March 31,
	2022	2021	Change
Operating Expenses:
Research and development	$3,278	$5,076	$(1,798)
General and administrative	3,342	3,010	332
Total operating expenses	6,620	8,086	(1,466)
Loss from operations	(6,620)	(8,086)	1,466
Total other (expense) income	(85)	23	(108)
Benefit from income taxes	(2,479)	—	2,479
Net loss	$(4,226)	$(8,063)	$3,837
 Overall, net losses were $4.2 million for the three months ended March 31, 2022, compared to $8.1 million for the three months ended March 31, 2021.
Operating Expenses
For the three months ended March 31, 2022, operating expenses totaled $6.6 million compared to $8.1 million for the three months ended March 31, 2021, representing a decrease of 18%. Operating expenses comprised the following:
•Research and development expenses were approximately $3.3 million for the three months ended March 31, 2022, compared to $5.1 million for the three months ended March 31, 2021, representing a decrease of $1.8 million or 35%. This decrease was primarily due to a decrease in expenses associated with manufacturing start up costs and process development expenses for our XOWNA® Phase 2b study (the FREEDOM Trial). Research and development in both periods focused on the advancement of our ischemic repair platform and related to:
◦expenses associated with our XOWNA® Phase 2b study (the FREEDOM Trial) which commenced in the fourth quarter of 2020 with the first patient in the study treated in January 2021;
◦ongoing registration-eligible study expenses for HONEDRA® in critical limb ischemia in Japan which focused on patient enrollment completion. The study's enrollment has been significantly curtailed by the COVID-19 pandemic's impact in Japan, including the States of Emergency that have persisted there for most of 2020 and 2021. Due to the significant and continued operational and financial burden incurred as a result of these COVID-19 delays, coupled with the complete unpredictability of the timing of site enrollment re-initiation, we will focus our efforts on consummating a partnership with a Japanese company in order to complete the study enrollment as well as to explore the possibility of submitting the existing data to PMDA under the SAKIGAKE designation;
◦expenses associated with the preparation of our filing of an IND and study start-up expenses for the clinical study of CLBS201 for treatment of diabetic kidney disease. A Phase 1b, open-label, proof-of-concept trial which commenced in the first quarter of 2022 with the first patient in the study treated in April 2022. The trial is expected to include six subjects in total with enrollment completion targeted during the third quarter of 2022.
•General and administrative expenses were approximately $3.3 million for the three months ended March 31, 2022, compared to $3.0 million for the three months ended March 31, 2021, representing an increase of 11%. This increase was primarily due to an increase in fees associated with the review of potential strategic transactions. Our general and administrative expenses focus on general corporate-related activities.
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
Income Tax Benefit
In February 2022, we received final approval from the New Jersey Economic Development Authority ("NJEDA") under the Technology Business Tax Certificate Transfer Program ("Program") to sell a percentage of our NJ NOLs, which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $2.3 million. The $2.5 million of our NJ NOL Tax Benefits have been recorded as a benefit from income taxes and the loss on sale of $0.1 million recorded in other income (expense).

Index
Analysis of Liquidity and Capital Resources
As of March 31, 2022, we had cash, cash equivalents and marketable securities of approximately $88.5 million, working capital of approximately $87.9 million, and stockholders’ equity of approximately $88.5 million.
During the three months ended March 31, 2022, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash used in or provided by, operating, investing and financing activities were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(5,642)	$(7,975)
Net cash used in investing activities	(6,090)	(65,090)
Net cash (used in) provided by financing activities	(168)	85,297

Operating Activities
Our cash used in operating activities during the three months ended March 31, 2022 was $5.6 million, which is comprised of (i) our net loss of $4.2 million, adjusted for non-cash expenses totaling $1.3 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities using approximately $2.7 million.
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
Investing Activities
Our cash used in investing activities during the three months ended March 31, 2022 totaled $6.1 million and was primarily due to net purchases of marketable securities (net of sales of marketable securities).
Our cash used in investing activities during the three months ended March 31, 2021 totaled $65.1 million and was primarily due to net purchases of marketable securities (net of sales of marketable securities).
Financing Activities
Our cash used in financing activities during the three months ended March 31, 2022 totaled $0.2 million, consisted of tax withholding-related payments on net share settlement equity awards to employees.
Our cash provided by financing activities during the three months ended March 31, 2021 totaled $85.3 million, primarily consisted of (i) net proceeds of $23.1 million through the issuance of common shares and warrants in our January 2021 private placement, (ii) net proceeds of $1.8 million in connection with warrant exercises, (iii) net proceeds of $60.6 million through the issuance of common shares and warrants in both of our February 2021 registered direct offerings, which was partially offset by tax withholding-related payments on net share settlement equity awards to employees.
Liquidity and Capital Requirements Outlook
To meet our short and long-term liquidity needs, we expect to use existing cash balances and a variety of other means. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets. Our history of operating losses and liquidity challenges may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. We will also continue to seek, as appropriate, grants for scientific and clinical studies from various governmental agencies and foundations, and other sources of non-dilutive funding. We believe that our cash on hand will enable us to fund operating expenses for at least the next 12 months following the issuance of our financial statements, absent any impact from the Merger, if consummated. Our future capital requirements are difficult to forecast and will depend on many factors, including our ability to consummate the Merger; if the Merger is not completed, the timing and nature of any other strategic transactions that we undertake; and our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements.

Index
In order to provide Cend with capital for its development programs prior to the closing of the Merger, pursuant to the Purchase Agreement, we purchased 1,135,628 shares of Series D Preferred Stock of Cend for an aggregate purchase price of approximately $10.0 million.
On June 4, 2021, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock, having an aggregate offering price of up to $50.0 million. On February 18, 2022, we received a deficiency notice from Nasdaq informing us that we are not in compliance with the Minimum Bid Price Requirement. As such, we will not be able to sell shares under the ATM Agreement until we regain compliance, if ever. As of March 31, 2022, we had not issued any shares under the ATM Agreement. HCW is only obligated to make sales when we are in compliance with all Nasdaq listing standards.
In December 2021, we received preliminary approval from the NJEDA to participate in the NJ Technology Business Tax Certificate Transfer Program (the "Program"). The Program permits qualified companies to sell a percentage of their NJ NOLs to unrelated profitable corporations. On February 22, 2022, we received final approval from NJEDA to sell $2.5 million of our NJ NOL Tax Benefits, which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $2.3 million.
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2022, compared to those reported in our 2021 Form 10-K.

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

Index
As of March 31, 2022, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b)  Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during our last quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There are no material changes to the disclosures previously reported in our 2021 Form 10-K.
ITEM 1A. RISK FACTORS
Other than as set forth below, there have been no material changes to the risk factors previously reported in our 2021 Form 10-K. See the risk factors set forth in our 2021 Annual Report on Form 10-K under the caption "Item 1 A - Risk Factors."
We currently do not meet the continued listing standards of the Nasdaq Capital Market, which require a minimum closing bid price of $1.00 per share. Our failure to meet Nasdaq’s continued listing standards could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.
Our common stock is listed on the Nasdaq Capital Market. Nasdaq provides various continued listing requirements that a company must meet in order for its stock to continue trading on the Nasdaq Capital Market. Among these requirements is the requirement that the Company’s stock trades at a minimum closing bid price of $1.00 per share. Our stock has recently and consistently traded below $1.00 per share, including closing bid prices below $1.00 per share. On February 18, 2022, we received a deficiency letter from The Nasdaq Stock Market which provided us a grace period of 180 calendar days, or until August 17, 2022, to regain compliance with the minimum bid price requirement. We may achieve compliance during this 180-day period if the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days before August 17, 2022. If we fail to regain compliance on or prior to August 17, 2022, we may be eligible for an additional 180 day compliance period. Additionally, if we fail to comply with any other continued listing standards of Nasdaq, our common stock will also be subject to delisting. If that were to occur, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would significantly and negatively affect the ability of investors to trade our securities and would significantly and negatively affect the value and liquidity of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. If we seek to implement a reverse stock split in order to remain listed on The Nasdaq Capital Market, the announcement and/or implementation of a reverse stock split could significantly negatively affect the price of our common stock.
Our merger with Cend may not be consummated or may not deliver the anticipated benefits we expect.
There can be no assurance that the Merger will be completed in a timely manner or at all. In addition, even if the Merger is completed, there can be no assurance that the Merger will enhance stockholder value. The Merger Agreement is subject to many closing conditions and termination rights, as set forth in the Merger Agreement. If we do not close the Merger, our board of directors may elect to attempt to complete another strategic transaction similar to the Merger. Attempting to complete another strategic transaction similar to the Merger would be costly and time consuming, and we cannot make any assurances that a future strategic transaction will occur on commercially reasonable terms or at all. We are devoting a significant amount of our time and resources to consummating this transaction, however, there can be no assurance that such activities will result in the consummation of this transaction or that such transaction will deliver the anticipated benefits or enhance stockholder value.
Our net cash may be less than the required amount at the closing of the Merger, which would result in our stockholders owning a smaller percentage of the combined organization and could even result in the termination of the Merger Agreement.
The Merger Agreement includes a net cash requirement as a condition precedent for closing of the Merger. For purposes of the Merger Agreement, net cash is subject to certain reductions, including, without limitation, accounts payable, accrued liabilities (except those related to the Merger), current liabilities payable in cash, unpaid expenses related to the Merger and certain other unpaid obligations, including declared but unpaid cash dividends. In the event the amount of our net cash is smaller or such reductions are greater than anticipated, our stockholders could hold a significantly smaller portion of the combined organization.
Failure to complete the Merger may result in us paying a termination fee or expenses to Cend and could harm the price of our common stock and our future business and operations.
If the Merger is not completed, we are subject to the following risks:

Index
◦if the Merger Agreement is terminated under certain circumstances, we will be required to pay certain transaction expenses of Cend, up to a maximum of $1.0 million;
◦if the Merger Agreement is terminated under certain circumstances, we will be required to pay Cend a termination fee of $4.0 million, or in some circumstances reimburse the other party’s expenses up to a maximum of $1.0 million;
◦the price of our common stock may decline and remain volatile; and
◦certain of the costs related to the Merger, such as legal and accounting fees, must be paid even if the Merger is not completed.
In addition, if the Merger Agreement is terminated and our Board of Directors or the Cend Board of Directors determines to seek another business combination, there can be no assurance that we will be able to diversify and enhance our product candidate portfolio on terms equivalent or more attractive than the Merger.
The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and other causes.
In general, either we or Cend can refuse to complete the Merger if there is a material adverse change affecting the other party between the date of the Merger Agreement, and the Closing. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on us or Cend, including:
◦any rejection or non-acceptance by a governmental body of a registration or filing relating to certain of our intellectual property rights;
◦the taking of any action, or the failure to take any action, by either us or Cend required to comply with the terms of the Merger Agreement;
◦any effect resulting from the announcement or pendency of the Merger or any related transactions;
◦any natural disaster or any act or threat of terrorism or war anywhere in the world, any armed hostilities or terrorist activities anywhere in the world, any threat or escalation or armed hostilities or terrorist activities anywhere in the world or any governmental or other response or reaction to any of the foregoing;
◦any change in accounting requirements or principles of any change in applicable laws, rules or regulations or the interpretation thereof;
◦any general economic or political conditions or conditions generally affecting the industries in which the we and Cend operate;
◦any changes in research in development, clinical trials or other drug development activities conducted on our behalf;
◦continued losses from our operations or decreases in our cash balance;
◦any epidemics, pandemics, disease outbreaks, or other public health emergencies or the escalation or worsening thereof, including COVID-19;
◦with respect to us, any change in the stock price or trading volume of our common stock excluding any underlying effect that may have caused such change; and
◦with respect to Cend, any change in the cash position of Cend that results from operations in the ordinary course of business.
If adverse changes occur and we and Cend still complete the Merger, the price of our common stock may suffer. This in turn may reduce the value of the Merger to our stockholders.

Index
The market price of our common stock following the Merger may decline as a result of the Merger.
The market price of our common stock may decline as a result of the Merger for a number of reasons if:
◦investors react negatively to the prospects of the combined organization’s business and prospects from the Merger;
◦the effect of the Merger on the combined organization’s business and prospects is not consistent with the expectations of financial or industry analysts; or
◦the combined organization does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.
Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.
If the combined organization is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined organization is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.
Our stockholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined organization following the completion of the Merger as compared to their current ownership and voting interests.
After the completion of the Merger, our current stockholders will own a smaller percentage of the combined organization than their ownership prior to the Merger. Immediately after the Merger, our stockholders, whose shares of common stock will remain outstanding after the Merger, will own approximately 50% of the fully-diluted common stock of the combined organization, excluding out-of-the-money securities. These estimates are based on the anticipated exchange ratio and are subject to adjustment.
During the pendency of the Merger, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect our respective businesses.
Covenants in the Merger Agreement impede our ability to make acquisitions, subject to certain exceptions relating to fiduciary duties, or to complete other transactions that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, we may be at a disadvantage to our competitors during such period. In addition, while the Merger Agreement is in effect, we are generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as merger, sale of assets or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties. Any such transactions could be favorable to our stockholders.
Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.
The terms of the Merger Agreement prohibit us from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when our board of directors determines in good faith that an unsolicited alternative takeover proposal is or is reasonably likely to be inconsistent with the board’s fiduciary duties. Moreover, even if we receive what our board of directors determines is a superior proposal, the Merger Agreement does not permit us to terminate the Merger Agreement to enter into a superior proposal.
If the conditions of the Merger are not met, the Merger will not occur.
Even if the Merger is approved by our stockholders and Cend Stockholders, specified conditions must be satisfied or waived to complete the Merger. These conditions are set forth in the Merger Agreement, which is attached to this Quarterly Report as Exhibit 2.1. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the Merger.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

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

CALADRIUS BIOSCIENCES, INC.
May 5, 2022	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Index
CALADRIUS BIOSCIENCES, INC.
FORM 10-Q

Exhibit Index

2.1		Agreement and Plan of Merger and Reorganization, dated April 26, 2022, among Caladrius Biosciences, Inc., CS Cedar Merger Sub, Inc., and Cend Therapeutics, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 27, 2022).
2.2		Form of Support Agreement, by and between Caladrius Biosciences, Inc. and certain securityholders of Cend Therapeutics, Inc. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, filed with the SEC on April 27, 2022).
2.3		Form of Support Agreement, by and between Cend Therapeutics, Inc. and certain securityholders of Caladrius Biosciences, Inc. (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K, filed with the SEC on April 27, 2022).
2.4		Form of Lock-Up Agreement, by and between Caladrius Biosciences, Inc. and certain securityholders of Caladrius Biosciences, Inc. and Cend Therapeutics, Inc. (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K, filed with the SEC on April 27, 2022).
10.1
Series D Preferred Stock Purchase Agreement, dated April 26, 2022, among Caladrius Biosciences, Inc. and Cend Therapeutics, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 27, 2022).

10.2		Collaboration Agreement, dated April 26, 2022, between Caladrius Biosciences, Inc. and Cend Therapeutics, Inc. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on April 27, 2022).
31.1	*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	**	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.
**	Furnished herewith.