Form 10-Q
period 2022-06-30
CALADRIUS BIOSCIENCES, INC.
filed 2022-08-04
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 4, 2022
Common stock, $0.001 par value per share	60,583,249	shares

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report (this “Quarterly Report”) contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements, including, without limitation, all statements related to any expectations of revenues, expenses, cash flows, earnings or losses from operations, cash required to maintain current and planned operations, capital or other financial items; any statements of the plans, strategies and objectives of management for future operations; any plans or expectations with respect to product research, development and commercialization, including regulatory approvals; any other statements of expectations, plans, intentions or beliefs; and any statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “plan,” “project,” “forecast,” “outlook,” “intend,” “may,” “will,” “expect,” “likely,” “believe,” “could,” “anticipate,” “estimate,” “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance, levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:
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
•our ability to maintain the listing of our common stock on the Nasdaq Capital Market; and
•other factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2022 (our “2021 Form 10-K”).

Index
The factors discussed herein, including those risks described in “Item 1A. Risk Factors” and elsewhere in our 2021 Form 10-K and in our other periodic filings with the SEC, which are available for review at www.sec.gov, could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Cash and cash equivalents	$33,348	$24,647
Marketable securities	39,643	70,323
Prepaid and other current assets	1,956	1,212
Total current assets	74,947	96,182
Property and equipment, net	282	62
Investment in Cend Therapeutics	10,000	—
Other assets	648	764
Total assets	$85,877	$97,008

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$1,097	$1,934
Accrued liabilities	2,260	2,589
Total current liabilities	3,357	4,523
Other long-term liabilities	383	485
Total liabilities	3,740	5,008
Commitments and Contingencies

Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 0.001 share of common stock, $0.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; issued 60,594,329 and 59,800,792 shares at June 30, 2022 and December 31, 2021, respectively; and outstanding, 60,583,249 and 59,789,712 shares at June 30, 2022 and December 31, 2021, respectively	61	60
Additional paid-in capital	546,976	545,988
Treasury stock, at cost; 11,080 shares at June 30, 2022 and December 31, 2021	(708)	(708)
Accumulated deficit	(463,868)	(453,016)
Accumulated other comprehensive loss	(70)	(70)
Total Caladrius Biosciences, Inc. stockholders' equity	82,391	92,254
Non-controlling interests	(254)	(254)
Total stockholders' equity	82,137	92,000
Total liabilities, non-controlling interests and stockholders' equity	$85,877	$97,008
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Expenses:
Research and development	$3,239	$4,329	$6,517	$9,405
General and administrative	3,481	2,818	6,823	5,828
Total operating expenses	6,720	7,147	13,340	15,233

Operating loss	(6,720)	(7,147)	(13,340)	(15,233)

Other income (expense):
Investment income, net	94	47	158	70
Other expense, net	—	(90)	(149)	(90)
Total other income (expense)	94	(43)	9	(20)

Net loss before benefit from income taxes and noncontrolling interests	(6,626)	(7,190)	(13,331)	(15,253)
Benefit from income taxes	—	(1,508)	(2,479)	(1,508)
Net loss attributable to Caladrius Biosciences, Inc. common stockholders	$(6,626)	$(5,682)	$(10,852)	$(13,745)

Basic and diluted loss per share
Caladrius Biosciences, Inc. common stockholders	$(0.11)	$(0.10)	$(0.18)	$(0.27)

Weighted average common shares outstanding
Basic and diluted shares	60,533	59,510	60,546	50,862

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(6,626)	$(5,682)	$(10,852)	$(13,745)

Other comprehensive loss:
Available for sale securities - net unrealized gain (loss)	126	(4)	—	(4)
Total other comprehensive gain (loss)	126	(4)	—	(4)

Comprehensive loss attributable to Caladrius Biosciences, Inc. common stockholders	$(6,500)	$(5,686)	$(10,852)	$(13,749)

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at Mar 31, 2022	10	$—	60,544	$61	$546,580	$(196)	$(457,242)	$(708)	$88,495	$(254)	$88,241
Net loss	—	—	—	—	—	—	(6,626)	—	(6,626)	—	(6,626)
Unrealized gain on marketable securities	—	—	—	—	—	126	—	—	126	—	126
Share-based compensation	—	—	(15)	—	367	—	—	—	367	—	367
Net proceeds from issuance of common stock	—		65	—	29	—	—	—	29	—	29
Balance at June 30, 2022	10	$—	60,594	$61	$546,976	$(70)	$(463,868)	$(708)	$82,391	$(254)	$82,137

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	10	$—	59,801	$60	$545,988	$(70)	$(453,016)	$(708)	$92,254	$(254)	$92,000
Net loss	—	—	—	—	—	—	(10,852)	—	(10,852)	—	(10,852)
Share-based compensation	—	—	728	1	959	—	—	—	960	—	960
Net proceeds from issuances of common stock	—	—	65	—	29	—	—	—	29	—	29
Balance at June 30, 2022	10	$—	60,594	$61	$546,976	$(70)	$(463,868)	$(708)	$82,391	$(254)	$82,137

Index

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at Mar 31, 2021	10	$—	59,510	$60	$544,601	$(72)	$(433,613)	$(708)	$110,268	$(254)	$110,014
Net loss	—	—	—	—	—	—	(5,682)	—	(5,682)	—	(5,682)
Unrealized gain on marketable securities	—	—	—	—	—	55	—	—	55	—	55
Share-based compensation	—	—	—	—	270	—	—	—	270	—	270
Net proceeds from issuances of common stock	—	—	19	—	22	—	—	—	22	—	22
Balance at June 30, 2021	10	$—	59,529	$60	$544,893	$(17)	$(439,295)	$(708)	$104,933	$(254)	$104,679

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	10	$—	19,389	$19	$458,748	$(13)	$(425,550)	$(708)	$32,496	$(254)	$32,242
Net loss	—	—	—	—	—	—	(13,745)	—	(13,745)	—	(13,745)
Unrealized loss on marketable securities	—	—	—	—	—	(4)	—	—	(4)	—	(4)
Share-based compensation	—	—	273	—	683	—	—	—	683	—	683
Net proceeds from issuances of common stock and warrants	—	—	39,860	41	85,438	—	—	—	85,479	—	85,479
Proceeds from option exercises	—	—	7	—	24	—	—	—	24	—	24
Balance at June 30, 2021	10	$—	59,529	$60	$544,893	$(17)	$(439,295)	$(708)	$104,933	$(254)	$104,679

See accompanying notes to consolidated financial statements.

Index
CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,852)	$(13,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,128	867
Depreciation and amortization	14	33
Accretion on marketable securities	900	1,133
Changes in operating assets and liabilities:
Prepaid and other current assets	(744)	(1,232)
Other assets	118	166
Accounts payable, accrued liabilities and other liabilities	(1,268)	176
Net cash used in operating activities	(10,704)	(12,602)
Cash flows from investing activities:
Purchase of marketable securities	(30,291)	(105,792)
Sale of marketable securities	60,070	29,558
Purchase of property and equipment	(235)	(60)
Investment in Cend Therapeutics	(10,000)	—
Net cash provided by (used in) investing activities	19,544	(76,294)
Cash flows from financing activities:
Proceeds from exercise of options	—	24
Tax withholding payments on net share settlement equity awards	(168)	(184)
Net proceeds from issuance of common stock	29	85,479
Net cash (used in) provided by financing activities	(139)	85,319
Net increase (decrease) in cash and cash equivalents	8,701	(3,577)
Cash and cash equivalents at beginning of period	24,647	16,512
Cash and cash equivalents at end of period	$33,348	$12,935

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
Ischemic Repair (CD34+ Cell Technology)
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
XOWNA® for Treatment of Coronary Microvascular Dysfunction
In 2017, with the assistance of a $1.9 million grant from the National Institutes of Health (Award Number R44HL135889), the Company initiated its program for XOWNA® for the treatment of CMD, a disease that afflicts as many as 1.6 million patients in the United States alone, with no current targeted treatment options. That study, the ESCaPE-CMD Trial, was a Phase 2a proof-of-concept, open label study that enrolled patients at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center in Los Angeles, CA. Those data showed a positive therapeutic effect with a statistically significant improvement in

Index
angina frequency, coronary flow reserve, Canadian Cardiovascular Society Angina Class and Seattle Angina Questionnaire scores, as well as an acceptable safety profile. The full data set from that study was presented at the SCAI 2020 Scientific Sessions Virtual Conference on May 14, 2020 by Dr. Timothy Henry, FACC, of the Christ Hospital in Cincinnati, Ohio. In December 2020, the Company commenced enrollment in its Phase 2b FREEDOM Trial of XOWNA®, a double-blind, randomized, placebo-controlled clinical trial designed to further evaluate the efficacy and safety of intracoronary artery delivery of autologous CD34+ cells in subjects with CMD and without obstructive coronary artery disease and was expected to complete enrollment in approximately 12 months. While early enrollment proceeded to plan with the first patient treated in January 2021, the impact of the COVID-19 pandemic contributed to a general slowing of enrollment, including supply chain disruptions affecting the availability of qualified catheters used in the diagnosis of CMD and/or administration of XOWNA® as well as with a contrast agent typically used in many catheter laboratories. Protocol amendments to the initial FREEDOM Trial protocol, as agreed to by the FDA, were implemented with the goal of enhancing breadth and speed of subject enrollment. In May 2022, the Company announced that enrollment in the FREEDOM Trial had been suspended and that it intends to conduct an interim analysis of the data from not less than the first 20 patients enrolled using the 6-month follow-up data to evaluate the efficacy and safety of XOWNA® in subjects with CMD and corroborate the ESCaPE-CMD study results. The interim analysis is expected to be completed in the third quarter of 2022, and the next steps in development of XOWNA® will subsequently be determined after appropriate regulatory and business review, expected to be announced prior to year-end 2022.

HONEDRA® for Treatment of Critical Limb Ischemia
The Company's randomized, open-label, registration-eligible study of HONEDRA® in Japan for the treatment of CLI and Buerger's disease has, to date, demonstrated positive trends in both safety and efficacy. The HONEDRA® study's enrollment, however, has been significantly curtailed by the COVID-19 pandemic's impact in Japan, including the States of Emergency in Japan that have persisted for much of 2020, 2021, and 2022. Due to the significant and continued operational and financial burden incurred as a result of these COVID-19 delays, coupled with the unpredictability of the timing of site enrollment re-initiation, Caladrius suspended further enrollment in the fourth quarter of 2021. Following study suspension, the Company completed all protocol-defined patient observations and is preparing the clinical study report. HONEDRA® is now in the pre-consultation phase of the registration process with the Pharmaceuticals and Medical Devices Agency (“PMDA”) in Japan. Data from the follow-up of all patients completed in the registration-eligible clinical trial in Japan has been compiled and is expected to be reviewed by PMDA during the third quarter of 2022 after which the PMDA is expected to provide important perspective to be considered in preparation for the formal consultation meetings which precede the Japanese new drug application. The Company is focusing its efforts on consummating a partnership for the product in Japan. Such a partnership may become the basis for the completion of development and registration of HONEDRA® in Japan. This may include the completion of enrollment of the four-remaining no-option CLI subjects stipulated in the original protocol, if necessary, and/or exploration of the possibility of submitting the existing data to Japan's PMDA under Japan's regenerative medicine regulations, which allow for conditional approval of innovative regenerative medicine products. Despite receipt of orphan designation from FDA in March 2021 in the U.S. for CLBS12 as a potential treatment for Buerger's disease, based on a response from the FDA in October 2021 regarding a development plan for U.S. registration the Company decided not to pursue U.S. development in Buerger's disease at this time.
CLBS201 for Treatment of Diabetic Kidney Disease
Progressive kidney failure is associated with attrition of the microcirculation of the kidney. Pre-clinical studies in kidney disease and injury models have demonstrated that protection or replenishment of the microcirculation results in improved kidney function. Based on these observations, the Company elected to move forward with a Phase 1b, open-label, proof-of-concept trial evaluating CLBS201 dosed via intra-renal artery injections in subjects with DKD. This protocol includes six subjects in total with the first two subjects sequentially dosed and followed for a two-week safety observation period. Clearance by the independent Data Safety Monitoring Board (“DSMB”) overseeing the study then permitted the treatment of the next four patients, with all patients being followed for safety and therapeutic effect. A read-out of data will occur after at the six-month follow-up visit for all patients. A key criterion for continued development of CLBS201 will be its ability to demonstrate a therapeutic effect that will make it competitive in the field of DKD treatment, i.e., kidney function regeneration, as indicated by increased glomerular filtration rate. The Company treated the first patient in the CLBS201 proof-of-concept study in April 2022 and completed treatment for all six subjects during the third quarter of 2022. Top-line data is anticipated from all subjects by the first quarter of 2023.

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

Index
Cend Merger Agreement
On April 26, 2022, the Company and Cend entered into the Merger Agreement. Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of the Company and Cend and the Company’s satisfaction of a minimum net cash threshold at closing, expected to be approximately $64.9 million assuming a closing at the end of the third quarter of 2022, and as described further in the Merger Agreement. The Merger Agreement contains certain termination rights for both the Company and Cend, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Cend a termination fee of $1.0 million, Cend may be required to pay the Company a termination fee of $4.0 million, or in some circumstances reimburse the other party’s expenses up to a maximum of $1.0 million.
At the effective time of the Merger, the Company’s Board of Directors is expected to consist of nine members, four of whom will be designated by the Company, four of whom will be designated by Cend and one member who will be mutually agreed between the Company and Cend.
Stock Purchase Agreement
In order to provide Cend with capital for its development programs prior to the closing of the Merger, the Company and Cend entered into a Series D Preferred Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company purchased from Cend 1,135,628 shares of Series D Preferred Stock, $0.00001 par value per share (the “Series D Preferred Stock”), of Cend at a purchase price per share equal to $8.8057 per share (the “Series D Original Issue Price”), or approximately $10 million in the aggregate. The Series D Preferred Stock ranks senior to Cend’s common stock and the other series of preferred stock with respect to rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of Cend. The Series D Preferred Stock has a liquidation preference equal to the Series D Original Issue Price plus an amount equal to any accrued and unpaid dividends to the date of payment and will participate with Cend’s common stockholders and other preferred stockholders thereafter on an as-converted basis. The Series D Preferred Stock shall vote with the common stock on an as-converted basis on any matters presented to the stockholders of Cend. Each share of Series D Preferred Stock is convertible, at the option of the holder thereof, into such number of shares of Cend common stock as is determined by dividing the Original Issue Price by the conversion price in effect at the time of conversion, which conversion price shall be the Original Issue Price as appropriately adjusted for stock splits, stock dividends, combinations, and subdivisions of Cend common stock, and as adjusted pursuant to a weighted-average antidilution adjustment. The Series D Preferred Stock will automatically convert into shares of Cend common stock upon the closing of a firm-commitment underwritten initial public offering implying a pre-equity offering value of at least $250 million, resulting in at least $50 million of gross proceeds to Cend.
Collaboration Agreement
In connection with such Purchase Agreement, Cend entered into a Collaboration Agreement (the “Collaboration Agreement”), pursuant to which the Company agreed to collaborate with Cend on certain developmental and clinical activities prior to the closing of the Merger. Pursuant to the Collaboration Agreement, the Company and Cend have formed a joint steering committee (the “Committee”) comprised of individuals from both entities. The Committee meets regularly and is responsible for monitoring ongoing studies and making recommendations for development activity and trial planning. Cend has agreed to pay each member of the Committee from the Company an hourly consulting fee for such service. As of June 30, 2022 the cumulative services provided under the agreement totaled $0.2 million.
Coronavirus Considerations
In December 2019, a novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, was reported to have surfaced in China. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the world's economies began to experience pronounced effects. Despite the FDA approval of multiple COVID-19 vaccines in late 2020, there remains uncertainty around the extent and duration of disruption and any future related financial impact cannot reasonably be estimated at this time. In response to the COVID-19 pandemic, the Company implemented a universal work from home policy as well as stringent social distancing and other hygiene policies for employees when they must be in the office. The Company's clinical study of HONEDRA® in Japan experienced significant delays in enrollment due to the States of Emergency in effect in Japan for most of 2020, 2021, and 2022 covering Tokyo and other regions in response to an increased number of COVID-19 infections. With the Company's expectation that COVID-19 in Japan will continue to impact negatively clinical site operations and enrollment of patients in the HONEDRA® clinical trial, it elected to suspend trial enrollment, seek a development partner and consult with the Japanese regulatory authorities regarding the submission of patient data already accrued. Caladrius' phase 2b FREEDOM Trial of XOWNA® in the U.S. has also experienced delays in enrolling patients as a result of COVID-19. While early enrollment proceeded to plan with the first patient treated in January 2021, the impact of the COVID-19 pandemic contributed to a general slowing of enrollment, including supply chain disruptions affecting the availability of qualified catheters used in the diagnosis of CMD and/or administration of XOWNA® as well as with a contrast

Index
agent typically used in many catheter laboratories. In May 2022, the Company announced that enrollment in the FREEDOM Trial had been suspended and that it intended to conduct an interim analysis of the data from not less than the first 20 patients enrolled using the 6-month follow-up data to evaluate the efficacy and safety of XOWNA® in subjects with CMD and corroborate the ESCaPE-CMD study results.

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2022, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2021 and 2020 included in our 2021 Form 10-K. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
Note 2 – Summary of Significant Accounting Policies
In addition to the policies below, the Company's significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in its 2021 Form 10-K. There were no changes to these policies during the three and six months ended June 30, 2022.
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
Investment in Cend Therapeutics
Investments in which the Company has no significant influence (generally less than a 20% ownership interest) or does not have the ability to exercise significant influence are accounted for under the measurement alternative method pursuant to ASC 321, Investments — Equity Securities (“ASC 321”) as these investments do not have readily determinable fair values. Under the measurement alternative method, the Company records the investment at cost less impairment losses, if any, unless it identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, in which case the Company will measure its investments at fair value as of the date that the observable transaction occurred. Such investments are presented as investments on the consolidated balance sheets and any impairment recognized related to these investments are presented in other income (expense), on the consolidated statements of operations (see Note 5, “Fair Value Measurements”).

Note 3 – Available-for-Sale-Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	June 30, 2022				December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$26,966	$—	$(66)	$26,900	$53,135	$—	$(65)	$53,070
Commercial paper	2,978	—	—	2,978	—	—	—	—
Money market funds	22,727	—	—	22,727	18,124	—	—	18,124
Municipal debt securities	17,086	—	(3)	17,083	20,263	—	(5)	20,258
Total	$69,757	$—	$(69)	$69,688	$91,522	$—	$(70)	$91,452

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in our Consolidated Balance Sheets (in thousands):

	June 30, 2022	December 31, 2021
Cash equivalents	$30,045	$21,129
Marketable securities	39,643	70,323
Total	$69,688	$91,452

The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in thousands):

	June 30, 2022
	Amortized Cost	Estimated Fair Value
Less than one year	$69,757	$69,688
Greater than one year	—	—
Total	$69,757	$69,688

Note 4 – Income (Loss) Per Share
For the six months ended June 30, 2022 and 2021, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive. At June 30, 2022 and 2021, the Company excluded the following potentially dilutive securities (in thousands):

Index

	June 30,
	2022	2021
Stock Options	2,612	1,005
Warrants	21,357	21,357
Restricted Stock Units	1,454	798

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
The following table sets forth by level within the fair value hierarchy the Company's financial assets that were accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands).

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$39,643	$—	$39,643	$—	$70,323	$—	$70,323
Investment in Cend Therapeutics	$—	$—	$10,000	$10,000	$—	$—	$—	$—
	$—	$39,643	$10,000	$49,643	$—	$70,323	$—	$70,323

Note 6 – Accrued Liabilities
Accrued liabilities as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Salaries, employee benefits and related taxes	$1,397	$2,034
Operating lease liabilities — current	178	229
Other	685	326
Total	$2,260	$2,589

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

Index
Operating lease liabilities and right-of-use assets were recorded in the following captions of our balance sheet were as follows (in thousands):

	June 30, 2022	December 31, 2021
Right-of Use Assets:
Other assets	$608	$724
Total Right-of-Use Asset	$608	$724

Operating Lease Liabilities:
Accrued liabilities	$178	$229
Other long-term liabilities	383	485
Total Operating Lease Liabilities	$561	$714

As of June 30, 2022, the weighted average remaining lease term for our operating leases was 2.0 years, and the weighted average discount rate for our operating leases was 9.625%. Future minimum lease payments under the lease agreements as of June 30, 2022 were as follows (in thousands):

Years ended	Operating Leases
2022	103
2023	217
2024	190
2025	143
Total lease payments	653
Less: Amounts representing interest	(92)
Present value of lease liabilities	$561

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
As of June 30, 2022, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase. The agreement expired on April 1, 2022.
At The Market Offering Agreement
On June 4, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with HCW, as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $50.0 million. During the six months ended June 30, 2022 and since inception the Company had not issued any shares under the ATM Agreement. Having received a listing deficiency notice from Nasdaq on February 18, 2022 after the Company’s shares traded below $1.00 for 30 consecutive trading days, the Company will not be permitted to sell additional shares under the ATM Agreement until it re-establishes timely compliance. Compliance may be reestablished by various mechanisms, including stock price appreciation at or above $1.00 for a requisite period of time and reverse stock split.

Index
Stock Options and Warrants
The following table summarizes the activity for stock options and warrants for the six months ended June 30, 2022:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2021	2,131,849	$5.64	7.97	$—	21,356,600	$2.84	4.37	$—

Changes during the period:
Granted	547,600	0.91			—	—
Exercised	—	—			—	—
Forfeited	(17,500)	1.62			—	—
Expired	(49,664)	27.37			—	—
Outstanding at June 30, 2022	2,612,285	$4.26	7.63	$—	21,356,600	$2.84	3.88	$—
Vested at June 30, 2022 or expected to vest in the future	2,574,724	$4.31	7.61	$—	21,356,600	$2.84	3.88	$—
Vested at June 30, 2022	1,388,935	$6.92	6.24	$—	21,356,600	$2.84	3.88	$—

Restricted Stock
During the six months ended June 30, 2022 and 2021, the Company issued restricted stock for services as follows ($ in thousands):

	Six Months Ended June 30,
	2022	2021
Number of restricted stock issued	1,061,175	300,450
Value of restricted stock issued	$973	$478

The vesting terms of restricted stock issuances are generally between one to four years.
Restricted Stock Units
During the six months ended June 30, 2022 and 2021, the Company issued restricted stock units for services as follows ($ in thousands, except share data):

	Six Months Ended June 30,
	2022	2021
Number of restricted stock units issued	1,379,860	458,245
Value of restricted stock units issued	$1,265	$729

The weighted average estimated fair value of restricted stock issued for services in the six months ended June 30, 2022 and 2021 was $0.92 and $1.59 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.

Note 9 – Share-Based Compensation
Share-Based Compensation
We utilize share-based compensation in the form of stock options, restricted stock, and restricted stock units. The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2022 and 2021 (in thousands):

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$141	$24	$359	$120
General and administrative	226	246	769	747
Total share-based compensation expense	$367	$270	$1,128	$867

Total compensation cost related to non-vested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at June 30, 2022 were as follows (in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$685	$319	$869
Expected weighted-average period in years of compensation cost to be recognized	1.56	0.74	2.04

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Stock Options
	Six Months Ended June 30,
	2022	2021
Total fair value of shares vested	$385	$407
Weighted average estimated fair value of shares granted	$0.61	$1.08

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

Note 10 – Income Taxes
In assessing the realizability of deferred tax assets, including the net operating loss carryforwards (“NOLs”), the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred tax assets. Based on its assessment, the Company has provided a full valuation allowance against its net deferred tax assets as their future utilization remains uncertain at this time.
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
As of June 30, 2022, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.
For years prior to 2018, the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from date of filing.
In December 2021, the Company received preliminary approval from the New Jersey Economic Development Authority (“NJEDA”) to participate in the Technology Business Tax Certificate Transfer Program (the “Program”). The Program permits qualified companies to sell a percentage of their New Jersey net operating losses (“NJ NOLs”) to unrelated profitable corporations. On February 22, 2022, the Company received final approval from NJEDA to sell $2.5 million of its NJ NOLs related tax benefits (“NJ NOL Tax Benefits”), which was subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $2.3 million. The gross proceeds of $2.5 million have been recorded as a benefit from income taxes and the loss on sale of NJ NOLs of $0.1 million recorded in other income (expense) in the consolidated financial statements.

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
Our leadership team has decades of collective biopharmaceutical product development experience in a variety of therapeutic categories, including cardiovascular and oncology. Our goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. Our current product candidates include:
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
Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of Caladrius and Cend, and Caladrius’ satisfaction of a minimum net cash threshold at closing, expected to be approximately $64.9 million assuming a closing at the end of the third quarter of 2022, and as described further in the Merger Agreement. In accordance with the terms of the Merger Agreement, (i) certain executive officers, directors and stockholders of Cend (solely in their respective capacities as Cend stockholders) holding approximately 77.5% of the outstanding Cend capital stock have entered into support agreements with Caladrius to vote all of their shares of Cend capital stock in favor of adoption of the Merger Agreement (the “Cend Support Agreements”) and (ii) certain executive officers and directors of Caladrius (solely

Index
in their respective capacities as Caladrius stockholders) holding approximately 1.8% of the outstanding Caladrius common stock have entered into support agreements with Cend to vote all of their shares of Caladrius common stock in favor of approval of the Merger Agreement (the “Caladrius Support Agreements,” together with the Cend Support Agreements, the “Support Agreements”). The Support Agreements include covenants with respect to the voting of such shares in favor of approving the transactions contemplated by the Merger Agreement and against any competing acquisition proposals and place certain restrictions on the transfer of the shares of Caladrius and Cend held by the respective signatories thereto.
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
Cend Investment and Collaboration Agreement
In order to provide Cend with capital for its development programs prior to the closing of the Merger, we and Cend entered into a Series D Preferred Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which we purchased from Cend 1,135,628 shares of Series D Preferred Stock, $0.00001 par value per share (the “Series D Preferred Stock”), of Cend at a purchase price per share equal to $8.8057 per share (the “Series D Original Issue Price”), or approximately $10 million in the aggregate. The Purchase Agreement contains customary representations, warranties and agreements by us and Cend and customary conditions to closing. The Series D Preferred Stock ranks senior to Cend’s common stock and the other series of preferred stock with respect to rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of Cend. The Series D Preferred Stock has a liquidation preference equal to the Series D Original Issue Price plus an amount equal to any accrued and unpaid dividends to the date of payment and will participate with Cend’s common stockholders and other preferred stockholders thereafter on an as-converted basis. The Series D Preferred Stock shall vote with the common stock on an as-converted basis on any matters presented to the stockholders of Cend. Each share of Series D Preferred Stock is convertible, at the option of the holder thereof, into such number of shares of Cend common stock as is determined by dividing the Original Issue Price by the conversion price in effect at the time of conversion, which conversion price shall be the Original Issue Price as appropriately adjusted for stock splits, stock dividends, combinations, and subdivisions of Cend common stock, and as adjusted pursuant to a weighted-average antidilution adjustment. The Series D Preferred Stock will automatically convert into shares of Cend common stock upon the closing of a firm-commitment underwritten initial public offering implying a pre-equity offering value of at least $250 million, resulting in at least $50 million of gross proceeds to Cend.
In connection with the Purchase Agreement, we and Cend entered into a Collaboration Agreement (the “Collaboration Agreement”), pursuant to which we agreed to collaborate with Cend on certain developmental and clinical activities prior to the closing of the Merger. Pursuant to the Collaboration Agreement, we and Cend have formed a joint steering committee (the “Committee”) comprised of individuals from both entities. The Committee meets regularly and is responsible for monitoring ongoing studies and making recommendations for development activity and trial planning. Cend has agreed to pay each member of the Committee from Caladrius an hourly consulting fee for such service.
Ischemic Repair (CD34+ Cell Technology)
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

Index
impacted area. We believe that a number of conditions caused by underlying ischemic injury can be improved through our CD34+ cell technology including, but not limited to, Buerger's disease, CLI, CMD, and DKD.
XOWNA® for Treatment of Coronary Microvascular Dysfunction
In 2017, with the assistance of a $1.9 million grant from the National Institutes of Health (Award Number R44HL135889), we initiated our program for XOWNA® for the treatment of CMD, a disease that afflicts as many as 1.6 million patients in the United States alone, with no current targeted treatment options. That study, the ESCaPE-CMD Trial, was a Phase 2a proof-of-concept, open label study that enrolled patients at the Mayo Clinic in Rochester, MN and Cedars-Sinai Medical Center in Los Angeles, CA. Those data showed a positive therapeutic effect with a statistically significant improvement in angina frequency, coronary flow reserve, Canadian Cardiovascular Society Angina Class and Seattle Angina Questionnaire scores, as well as an acceptable safety profile. The full data set from that study was presented at the SCAI 2020 Scientific Sessions Virtual Conference on May 14, 2020 by Dr. Timothy Henry, FACC, of the Christ Hospital in Cincinnati, Ohio. In December 2020, we commenced enrollment in our Phase 2b FREEDOM Trial of XOWNA®, a double-blind, randomized, placebo-controlled clinical trial designed to further evaluate the efficacy and safety of intracoronary artery delivery of autologous CD34+ cells in subjects with CMD and without obstructive coronary artery disease and was expected to complete enrollment in approximately 12 months. While early enrollment proceeded to plan with the first patient treated in January 2021, the impact of the COVID-19 pandemic contributed to a general slowing of enrollment, including supply chain disruptions affecting the availability of qualified catheters used in the diagnosis of CMD and/or administration of XOWNA® as well as with a contrast agent typically used in many catheter laboratories. Protocol amendments to the initial FREEDOM Trial protocol, as agreed to by the FDA, were implemented with the goal of enhancing breadth and speed of subject enrollment. In May 2022, we announced that enrollment in the FREEDOM Trial had been suspended and that we intend to conduct an interim analysis of the data from not less than the first 20 patients enrolled using the 6-month follow-up data to evaluate the efficacy and safety of XOWNA® in subjects with CMD and corroborate the ESCaPE-CMD study results. The interim analysis is expected to be completed in the third quarter of 2022 and the next steps in development of XOWNA® will subsequently be determined after appropriate regulatory and business review, expected to be announced prior to year-end 2022.

HONEDRA® for Treatment of Critical Limb Ischemia
Our randomized, open-label, registration-eligible study of HONEDRA® in Japan for the treatment of CLI and Buerger's disease has, to date, demonstrated positive trends in both safety and efficacy. The HONEDRA® study's enrollment, however, has been significantly curtailed by the COVID-19 pandemic's impact in Japan, including the States of Emergency in Japan that have persisted for much of 2020, 2021, and 2022. Due to the significant and continued operational and financial burden incurred as a result of these COVID-19 delays, coupled with the unpredictability of the timing of site enrollment re-initiation, we suspended further enrollment in the fourth quarter of 2021. Following study suspension, we completed all protocol-defined patient observations and are preparing the clinical study report. HONEDRA® is now in the pre-consultation phase of the registration process with the Pharmaceuticals and Medical Devices Agency (“PMDA”) in Japan. Data from the follow-up of all patients completed in the registration-eligible clinical trial in Japan has been compiled and is expected to be reviewed by PMDA during the third quarter of 2022 after which the PMDA is expected to provide important perspective to be considered in preparation for the formal consultation meetings which precede the Japanese new drug application. We are focusing our efforts on consummating a partnership for the product in Japan. Such a partnership may become the basis for the completion of development and registration of HONEDRA® in Japan. This may include the completion of enrollment of the four-remaining no-option CLI subjects stipulated in the original protocol, if necessary, and/or exploration of submitting the existing data to Japan's PMDA under Japan's regenerative medicine regulations, which allow for conditional approval of innovative regenerative medicine products. Despite receipt of orphan designation from FDA in March 2021 in the United States for CLBS12 as a potential treatment for Buerger's disease, based on a response from the FDA in October 2021 regarding a development plan for U.S. registration, we have decided not to pursue U.S. development in Buerger's disease at this time.
CLBS201 for Treatment of Diabetic Kidney Disease
Progressive kidney failure is associated with attrition of the microcirculation of the kidney. Pre-clinical studies in kidney disease and injury models have demonstrated that protection or replenishment of the microcirculation results in improved kidney function. Based on these observations, we have elected to move forward with a Phase 1b, open-label, proof-of-concept trial evaluating CLBS201 dosed via intra-renal artery injections in subjects with DKD. This protocol includes six subjects in total with the first two subjects sequentially dosed and followed for a two-week safety observation period. Clearance by an independent Data Safety Monitoring Board (“DSMB”) overseeing the study then permitted the treatment of the next four patients, with all patients being followed for safety and therapeutic effect. A read-out of data will occur after the six-month follow-up visit for all patients. A key criterion for continued development of CLBS201 will be our ability to demonstrate a therapeutic effect that will make it competitive in the field of DKD treatment, i.e., kidney function regeneration, as indicated by increased glomerular filtration rate. The Company treated the first patient in the CLBS201 proof-of-concept study in April 2022

Index
and completed treatment for all six subjects during the third quarter of 2022. Top-line data is anticipated from all subjects by the first quarter of 2023.
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
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has and will continue to impact our operations and the operations of our suppliers, vendors and business partners, and may take further precautionary and preemptive actions as may be required by federal, state or local authorities. In addition, we have taken steps to minimize the current environment’s impact on our business and strategy, including devising contingency plans and securing additional resources from third party service providers. For the safety of our employees and families, we implemented a universal work from home policy as well as stringent social distancing and other hygiene policies for employees when they must be in the office. Our clinical study of HONEDRA® in Japan experienced significant delays in enrollment due to the States of Emergency in effect in Japan for most of 2020, 2021, and 2022 covering Tokyo and other regions in response to an increased number of COVID-19 infections. With our expectation that COVID-19 in Japan would continue to impact negatively enrollment of patients in the HONEDRA® clinical trial, we elected to suspend trial enrollment, seek a development partner and consult with the Japanese regulatory authorities regarding the submission of patient data already accrued. In addition, our phase 2b trial of XOWNA® in the United States has also experienced delays in enrolling patients as a result of COVID-19, as described above. In May 2022, we announced that enrollment in the FREEDOM Trial had been suspended and that we intend to conduct an interim analysis of the data from not less than the first 20 patients enrolled using the 6-month follow-up data to evaluate the efficacy and safety of XOWNA® in subjects with CMD and corroborate the ESCaPE-CMD study results.
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

Index
Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,
	2022	2021	Change
Operating Expenses:
Research and development	$3,239	$4,329	$(1,090)
General and administrative	3,481	2,818	663
Total operating expenses	6,720	7,147	(427)
Loss from operations	(6,720)	(7,147)	427
Total other income (expense)	94	(43)	137
Benefit from income taxes	—	(1,508)	(1,508)
Net loss	$(6,626)	$(5,682)	$(944)
 Overall, net losses were $6.6 million for the three months ended June 30, 2022, compared to $5.7 million for the three months ended June 30, 2021.

Operating Expenses
For the three months ended June 30, 2022, operating expenses totaled $6.7 million compared to $7.1 million for the three months ended June 30, 2021, representing a decrease of 6%. Operating expenses comprised the following:
•Research and development expenses were approximately $3.2 million for the three months ended June 30, 2022, compared to $4.3 million for the three months ended June 30, 2021, representing a decrease of $1.1 million or 25%. This decrease was primarily due to a decrease in expenses associated with HONEDRA® in Japan, revenue received from the Collaboration Agreement and one off recruiting expenses in the prior year. Research and development in both periods focused on the advancement of our ischemic repair platform and related to:
◦expenses associated with our XOWNA® Phase 2b study (the FREEDOM Trial) which commenced in the fourth quarter of 2020 with the first patient in the study treated in January 2021;
◦ongoing registration-eligible study expenses for HONEDRA® in critical limb ischemia in Japan which focused on patient enrollment completion. The study's enrollment has been significantly curtailed by the COVID-19 pandemic's impact in Japan, including the States of Emergency that have persisted there for most of 2020, 2021 and 2022. Due to the significant and continued operational and financial burden incurred as a result of these COVID-19 delays, coupled with the complete unpredictability of the timing of site enrollment re-initiation, we will focus our efforts on consummating a partnership with a Japanese company in order to complete the study enrollment as well as to explore the possibility of submitting the existing data to PMDA under the SAKIGAKE designation;
◦expenses associated with the preparation of our filing of an IND and study start-up expenses for the clinical study of CLBS201 for treatment of diabetic kidney disease. A Phase 1b, open-label, proof-of-concept trial which includes six subjects in total. The trial commenced in the first quarter of 2022 with the first patient in the study treated in April 2022 and completed treatment for all six subjects during the third quarter of 2022. Top-line data is anticipated from all subjects by the first quarter of 2023.
•General and administrative expenses were approximately $3.5 million for the three months ended June 30, 2022, compared to $2.8 million for the three months ended June 30, 2021, representing an increase of 24%. This increase was primarily due to an increase in fees associated with the proposed merger with Cend Therapeutics, Inc. Our general and administrative expenses focus on general corporate-related activities.

Index
Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.
Other Income (Expense)
Total other income (expense) is comprised of investment income on cash, cash equivalents and marketable securities and a loss on sale related to the sale of our NJ NOLs.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Change
Operating Expenses:
Research and development	$6,517	$9,405	$(2,888)
General and administrative	6,823	5,828	995
Total operating expenses	13,340	15,233	(1,893)
Loss from operations	(13,340)	(15,233)	1,893
Total other income (expense)	9	(20)	29
Benefit from income taxes	(2,479)	(1,508)	971
Net loss	$(10,852)	$(13,745)	$2,893
 Overall, net losses were $10.9 million for the six months ended June 30, 2022, compared to $13.7 million for the six months ended June 30, 2021.
For the six months ended June 30, 2022, operating expenses totaled $13.3 million compared to $15.2 million for the six months ended June 30, 2021, representing a decrease of 12%. Operating expenses comprised the following:
•Research and development expenses were approximately $6.5 million for the six months ended June 30, 2022, compared to $9.4 million for the six months ended June 30, 2021, representing a decrease of $2.9 million or 31%. This decrease was primarily due to a decrease in expenses associated with manufacturing start-up costs and process development expenses for our XOWNA® Phase 2b study (the FREEDOM Trial), a decrease in expenses associated with HONEDRA® in Japan, revenue received from the Collaboration Agreement and one off recruiting expenses in the prior year. Research and development in both periods focused on the advancement of our ischemic repair platform and related to:
◦expenses associated with our XOWNA® Phase 2b study (the FREEDOM Trial) which commenced in the fourth quarter of 2020 with the first patient in the study treated in January 2021;
◦ongoing registration-eligible study expenses for HONEDRA® in critical limb ischemia in Japan which focused on patient enrollment completion. The study's enrollment has been significantly curtailed by the COVID-19 pandemic's impact in Japan, including the States of Emergency that have persisted there for most of 2020, 2021 and 2022. Due to the significant and continued operational and financial burden incurred as a result of these COVID-19 delays, coupled with the complete unpredictability of the timing of site enrollment re-initiation, we will focus our efforts on consummating a partnership with a Japanese company in order to complete the study enrollment as well as to explore the possibility of submitting the existing data to PMDA under the SAKIGAKE designation; and
◦expenses associated with the preparation of our filing of an IND and study start-up expenses for the clinical study of CLBS201 for treatment of diabetic kidney disease. A Phase 1b, open-label, proof-of-concept trial which includes six subjects in total. The trial commenced in the first quarter of 2022 with the first patient in the study treated in April 2022 and completed treatment for all six subjects during the third quarter of 2022. Top-line data is anticipated from all subjects by the first quarter of 2023.
•General and administrative expenses were approximately $6.8 million for the six months ended June 30, 2022, compared to $5.8 million for the six months ended June 30, 2021, representing an increase of 17%. This increase was primarily due to an increase in fees associated with the review of potential strategic transactions and an increase in fees

Index
associated with the proposed merger with Cend Therapeutics, Inc. Our general and administrative expenses focus on general corporate-related activities.
Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.
Other Income (Expense)
Total other income (expense) is comprised of investment income on cash, cash equivalents and marketable securities and a loss on sale related to the sale of our NJ NOLs.
Income Tax Benefit
In February 2022, we received final approval from the New Jersey Economic Development Authority (“NJEDA”) under the Technology Business Tax Certificate Transfer Program (“Program”) to sell a percentage of our NJ NOLs, which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $2.3 million. The $2.5 million of our NJ NOL Tax Benefits have been recorded as a benefit from income taxes and the loss on sale of $0.1 million recorded in other income (expense).

Index
Analysis of Liquidity and Capital Resources
As of June 30, 2022, we had cash, cash equivalents and marketable securities of approximately $73.0 million, working capital of approximately $71.6 million, and stockholders’ equity of approximately $82.4 million.
During the six months ended June 30, 2022, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash used in or provided by, operating, investing and financing activities were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(10,704)	$(12,602)
Net cash provided by (used in) investing activities	19,544	(76,294)
Net cash (used in) provided by financing activities	(139)	85,319

Operating Activities
Our cash used in operating activities during the six months ended June 30, 2022 was $10.7 million, which is comprised of (i) our net loss of $10.9 million, adjusted for non-cash expenses totaling $2.0 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities using approximately $1.9 million.
Our cash used in operating activities during the six months ended June 30, 2021 was $12.6 million, which is comprised of (i) our net loss of $13.7 million, adjusted for non-cash expenses totaling $2.0 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities) and (ii) changes in operating assets and liabilities using approximately $0.9 million.
Investing Activities
Our cash provided by investing activities during the six months ended June 30, 2022 totaled $19.5 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities).
Our cash used in investing activities during the six months ended June 30, 2021 totaled $76.3 million and was primarily due to net purchases of marketable securities (net of sales of marketable securities).
Financing Activities
Our cash used in financing activities during the six months ended June 30, 2022 totaled $0.1 million, consisted primarily of tax withholding-related payments on net share settlement equity awards to employees.
Our cash provided by financing activities during the six months ended June 30, 2021 totaled $85.3 million, primarily consisted of (i) net proceeds of $23.1 million through the issuance of common shares and warrants in our January 2021 private placement, (ii) net proceeds of $1.8 million in connection with warrant exercises, (iii) net proceeds of $60.6 million through the issuance of common shares and warrants in both of our February 2021 registered direct offerings, which was partially offset by tax withholding-related payments on net share settlement equity awards to employees.
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
On June 4, 2021, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock, having an aggregate offering price of up to $50.0 million. On February 18, 2022, we received a deficiency notice from Nasdaq informing us that we are not in compliance with the Minimum Bid Price Requirement. As such, we will not be able to sell shares under the ATM Agreement until we regain compliance, if ever. As of June 30, 2022, we had not issued any shares under the ATM Agreement. HCW is only obligated to make sales when we are in compliance with all Nasdaq listing standards.
In December 2021, we received preliminary approval from the NJEDA to participate in the NJ Technology Business Tax Certificate Transfer Program (the “Program”). The Program permits qualified companies to sell a percentage of their NJ NOLs to unrelated profitable corporations. On February 22, 2022, we received final approval from NJEDA to sell $2.5 million of our NJ NOL Tax Benefits, which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $2.3 million.
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the three and six months ended June 30, 2022, compared to those reported in our 2021 Form 10-K.

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

Index
As of June 30, 2022, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
Other than as set forth below, there have been no material changes to the risk factors previously reported in our 2021 Form 10-K. See the risk factors set forth in our 2021 Annual Report on Form 10-K under the caption “Item 1 A - Risk Factors.”
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
◦any general economic or political conditions or conditions generally affecting the industries in which we and Cend operate;
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

Index
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

CALADRIUS BIOSCIENCES, INC.
August 4, 2022	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

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