Form 10-K
period 2022-12-31
LISATA THERAPEUTICS, INC.
filed 2023-03-30
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

The aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to June 30, 2022 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $31.3 million, computed by reference to the last sale price of $7.95 for the common stock on the Nasdaq Capital Market reported for such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 30, 2023
Common stock, $0.001 par value per share	7,998,342	shares

DOCUMENTS INCORPORATED BY REFERENCE
    The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the 2023 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2022.

Index
All references in this Annual Report on Form 10-K to “we,” “us,” the “Company” and “Lisata” mean Lisata Therapeutics, Inc., including subsidiaries and predecessors, except where it is clear that the term refers only to Lisata Therapeutics, Inc. This Annual Report on Form 10-K contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report (this “Annual Report”) contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements, including, without limitation, all statements related to any expectations of revenues, expenses, cash flows, earnings or losses from operations, cash required to maintain current and planned operations, capital or other financial items; any statements of the plans, strategies and objectives of management for future operations; any plans or expectations with respect to product research, development and commercialization, including regulatory approvals; any other statements of expectations, plans, intentions or beliefs; and any statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “plan,” “project,” “forecast,” “outlook,” “intend,” “may,” “will,” “expect,” “likely,” “believe,” “could,” “anticipate,” “estimate,” “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance, levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:
•our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including collecting monies owed to us under various licensing and other strategic arrangements, meeting our financial obligations under various licensing and other strategic arrangements, the funding of our clinical trials for product candidates, and the commercialization of the relevant technology;
•our ability to build and maintain the management and human resources infrastructure necessary to support the operation and/or growth of our business;
•whether a market is established for our products and our ability to capture a meaningful share of this market;
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
•our ability to complete our other planned clinical trials (or initiate other trials) in accordance with our estimated timelines due to delays associated with enrolling patients due to the novelty of the treatment, the size of the patient population, competition with other clinical trials for similar subjects, patient and/or investigator site availability and accessibility due to external macroenvironmental factors such as the COVID-19 pandemic and the need of patients to meet the inclusion criteria of the trial or otherwise; and
•the extent to which the COVID-19 pandemic and/or its long-term effects specifically may impact, directly or indirectly, our business, including our clinical trials and financial condition.
The factors discussed herein, including those risks described in “Item 1A. Risk Factors” and in our other periodic filings with the SEC, which are available for review at www.sec.gov, could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly

Index
qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index
PART I

ITEM 1. BUSINESS.
Overview
Lisata Therapeutics, Inc. (together with its subsidiaries, “we,” “us,” “our,” “Lisata” or the “Company”) is a clinical-stage pharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies for the treatment of solid tumors and other major diseases. Our lead investigational product candidate, LSTA1 (formerly known as CEND-1), is designed to activate a novel uptake pathway that allows co-administered or tethered anti-cancer drugs to penetrate solid tumors more effectively. LSTA1 actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are not affected. LSTA1 also has the potential to modify the tumor microenvironment (“TME”), with the objective of making tumors more susceptible to immunotherapies. We and our collaborators have amassed significant non-clinical data demonstrating enhanced delivery of a range of emerging anti-cancer therapies, including immunotherapies and RNA-based therapeutics. To date, LSTA1 has also demonstrated favorable safety, tolerability, and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy for pancreatic cancer. We are exploring the potential of LSTA1 to enable a variety of treatment modalities to treat a range of solid tumors more effectively. In addition, we have clinical development programs based on our autologous CD34+ cell therapy technology platform that are advancing toward their next development milestone while incurring no capital outlay.
Our leadership team has decades of collective biopharmaceutical and pharmaceutical product development experience across a variety of therapeutic categories and at all stages of development from preclinical through to product registration and launch. Our goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. Our current development pipeline includes:
•LSTA1, the subject of Phase 1b/2a and 2b clinical studies being conducted globally in a variety of solid tumor types, including metastatic pancreatic ductal adenocarcinoma (mPDAC), in combination with a variety of anti-cancer regimens;
•HONEDRA® (LSTA12, formerly CLBS12), recipient of SAKIGAKE designation, pursuant to which early conditional approval in Japan for the treatment of critical limb ischemia (“CLI”) and Buerger’s disease is being sought based on the current results of a clinical trial executed in Japan. HONEDRA® was the recipient of orphan drug designation in March 2021 from the U.S. Food and Drug Administration (“FDA”) for Buerger's disease; and
•LSTA201 (formerly, CLBS201), the subject of a recently completed study designed to assess the safety and efficacy of CD34+ cell therapy as a regenerative treatment for patients with chronic kidney disease related to type 2 diabetes (diabetic kidney disease or “DKD”).
Corporate Information
We incorporated in 1980 as a Delaware corporation and our principal executive offices are located at 110 Allen Road, Second Floor, Basking Ridge, NJ 07920. Our telephone number is (908) 842-0100 and the corporate website address is www.lisata.com. Our website address in this Annual Report is included only as an inactive textual reference and is not intended to be an active link to our website. The information on the website is not incorporated by reference into this Annual Report.
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
This Annual Report includes the following trademarks owned by us: XOWNA®, HONEDRA® and CendR Platform™ These trademarks are the property of Lisata. This Annual Report also includes other trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and traded names included herein are the property of their respective owners.

Index
Merger with Cend Therapeutics, Inc. and Name Change
On September 15, 2022, we, then operating as Caladrius Biosciences, Inc. (“Caladrius"), completed our acquisition of Cend Therapeutics, Inc. (the “Merger”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of April 26, 2022, by and among us, Cend Therapeutics, Inc. (“Cend”) and CS Cedar Merger Sub, Inc. (“Merger Sub”).
Pursuant to the terms set forth in the Merger Agreement and effective September 15, 2022 (the “Effective Time”): (i) Merger Sub merged with and into Cend, with Cend surviving as our wholly owned subsidiary, (ii) we changed our name to Lisata Therapeutics, Inc., and (iii) we effected a 1:15 reverse stock split of our common stock (the “Reverse Stock Split”) prior to the Effective Time. At the Effective Time, each share of Cend's common stock outstanding immediately prior to the Effective Time was converted into the right to receive shares of our common stock, based on an exchange ratio of 0.5338, after taking into account the Reverse Stock Split (the “Exchange Ratio”). In connection with the Merger close, we issued an aggregate of 3,772,768 shares of common stock, based on the Exchange Ratio, to holders of Cend, in exchange for all of the Cend capital stock outstanding immediately prior to the closing of the Merger.
Pursuant to the Merger Agreement, we assumed all of the outstanding and unexercised options to purchase shares of Cend capital stock under the 2016 Equity Incentive Plan (the “Cend Plan”), and, in connection with the Merger, such options were converted into options to purchase shares of our common stock based on the Exchange Ratio. At the closing of the Merger, we assumed Cend's stock options to purchase an aggregate of 1,227,776 shares of our common stock.
Caladrius was considered to be the accounting acquirer based on the terms of the Merger Agreement and certain factors including: (i) Caladrius owned approximately 52% of our outstanding shares of common stock immediately following the close of the Merger; (ii) although both entities contributed to our new management team, the Caladrius team had more individuals on the management team and holds the chief executive officer (“CEO”), chief medical officer (“CMO”) and other senior management roles; (iii) Caladrius paid a premium to acquire Cend’s assets; and (iv) Caladrius was significantly larger than Cend regarding total assets, operations, and research and development activities. The Merger was accounted for as an asset acquisition as substantially all of the fair value is concentrated in in-process research and development (“IPR&D”). Cend’s assets (except for cash and working capital) were measured and recognized as an allocation of the transaction price based on their relative fair values as of the transaction date with any value associated with IPR&D with no alternative future use being expensed as reported in the consolidated statement of operations. The prior reported operating results prior to the closing of the Merger are those of Caladrius alone.
COVID-19 Considerations
In December 2019, a novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, was reported to have surfaced in China. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic and the world's economies began to experience pronounced effects. Despite the FDA approval of multiple COVID-19 vaccines in late 2020, there remains uncertainty around the extent and duration of disruption and any future related financial impact cannot reasonably be estimated at this time. In response to the COVID-19 pandemic, we implemented a universal work from home policy, which remains in effect, as well as stringent social distancing and other hygiene policies for employees when they are required in the office. As a result, we also reduced the size of leased space at our Basking Ridge headquarters thereby reducing leasing costs. Our clinical study of HONEDRA® in Japan experienced significant delays in enrollment due to the States of Emergency in effect in Japan for most of 2020, 2021 and 2022 covering Tokyo and other regions in response to an increased number of COVID-19 infections. With our expectation that COVID-19 in Japan would continue to negatively impact clinical site operations and enrollment of patients in the HONEDRA® clinical trial, we elected to suspend trial enrollment, seek a development partner and consult with the Japanese regulatory authorities regarding the submission of patient data already accrued. Lisata's' Phase 2b FREEDOM Trial of XOWNA® in the U.S. had also experienced delays in enrolling patients as a result of COVID-19. While early enrollment proceeded to plan with the first patient treated in January 2021, the impact of the COVID-19 pandemic contributed to a general slowing of enrollment, including supply chain disruptions affecting the availability of qualified catheters used in the diagnosis of CMD and/or administration of XOWNA® as well as with a contrast agent typically used in many catheter laboratories. In May 2022, we announced that enrollment in the FREEDOM Trial had been suspended and that we intended to conduct an interim analysis of the data from not less than the first 20 patients enrolled using the six-month follow-up data to evaluate the efficacy and safety of XOWNA® in subjects with CMD. Following this analysis along with Key Opinion Leaders’ input, we determined that execution of a redesigned FREEDOM-like trial would be the appropriate next step, but the cost of such a trial would be prohibitively expensive to undergo without a strategic partner. Accordingly, our board of directors concluded that XOWNA® development will only be continued if a strategic partner that can contribute the necessary capital for a redesigned trial is identified and secured. There can be no assurance that we will be able to identify such a partner and enter into an agreement with such partner on acceptable terms or at all.
Reverse Stock Split

Index
On September 14, 2022, in connection with the Merger, we implemented the Reverse Stock Split, which was approved at our annual meeting of stockholders on September 13, 2022. The Reverse Stock Split became effective on September 14, 2022 at 5:00 pm and our common stock began trading on The Nasdaq Capital Market on a post-split basis at the open of business on September 15, 2022. As of September 14, 2022, every fifteen shares of our issued and outstanding common stock (and such shares held in treasury) were automatically converted into one share of common stock, without any change in the par value per share. In addition, proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options, stock appreciation rights, convertible notes and warrants to purchase shares of common stock, the number of shares issuable upon the vesting of all restricted stock awards, and the number of shares of common stock reserved for issuance pursuant to the our equity incentive compensation plans. Any stockholder who would otherwise be entitled to a fractional share of common stock created as a result of the Reverse Stock Split received a cash payment equal to the product of such resulting fractional interest in one share of common stock multiplied by the closing trading price of the common stock on September 15, 2022. The Reverse Stock Split was effectuated in order to increase the per share trading price of our common stock to satisfy the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market.
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
Development Programs
Targeted Solid Tumor Penetration via CendR Active Transport
Many solid tumor cancers, including pancreatic ductal adenocarcinoma (“PDAC”), are surrounded by dense fibrotic tissue, or stroma. This limits the efficacy of current chemotherapies for these cancers. Emerging immunotherapy treatments, including checkpoint inhibitors, adoptive cell therapies such as chimeric antigen receptor T (“CAR-T”) cells, as well as nucleic acid-based therapies, such as short interfering RNA (“siRNA”), antisense oligonucleotides (“ASO”), and messenger RNAs (“mRNAs”) also face challenges in penetrating solid tumors. Many tumors also exhibit an immunosuppressive tumor microenvironment (“TME”), which suppresses patients’ immune systems’ ability to fight their cancer and can limit effectiveness of immunotherapies and/or contribute to metastases. These factors negatively impact the ability of many therapeutic agents to effectively treat these cancers.
To address the tumor stroma’s role as a primary impediment to effective treatment, Lisata’s approach is to activate the C-end rule (“CendR”), or CendR system, a naturally occurring active transport system. Lisata’s lead investigational drug, LSTA1 (a specific internalizing R-G-D or iRGD peptide) activates this transport system in a tumor-specific manner (Sugahara, Science, 2010). This results in tumors selectively and more efficiently taking up systemically administered anticancer drugs as if they were nutrients. As a result, more drug accumulates in the tumor than would accumulate without LSTA1, while normal tissues are not affected. Moreover, the drugs penetrate tumor cells farther away from blood vessels with LSTA1 present than without. The overall result is enhanced anticancer activity without an increase in side effects. Anticancer drugs can be coupled/tethered or conjugated to LSTA1 or other CendR peptides in Lisata’s portfolio, but can be also co-administered with LSTA1. Lisata believes that the co-administration option is an advantage because it is not necessary to create a new chemical entity with its attendant development and regulatory hurdles, providing a potentially faster-to-clinic and potentially faster-to-market product opportunity for a range of solid tumor cancers and for co-administration with a range of therapies.
Clinical progress with other approaches to address delivery to highly fibrotic tumors, such as PEGylated hyaluronidase and hedgehog inhibitors, has been limited by toxicity and side effects. LSTA1 has demonstrated favorable safety/tolerability and activity in clinical trials to enhance delivery of standard-of-care chemotherapy for mPDAC. Lisata and its collaborators have also amassed non-clinical data demonstrating enhanced delivery of a range of emerging anticancer therapies, including immunotherapies, and RNA-based therapeutics. LSTA1’s cancer-targeted delivery may enable such emerging treatment modalities to potentially more effectively treat a range of solid tumors.
LSTA1 as a treatment for solid tumor cancers in combination with other anti-cancer agents
LSTA1 is an investigational drug that actuates the CendR active transport mechanism while also having the potential to modify the TME and make it less immunosuppressive. It is targeted to tumor vasculature, tumor cells and some intratumoral immunosuppressive cells by its affinity for alpha-v, beta-3 and beta-5 integrins that are upregulated on these cells. LSTA1 is a nine amino acid cyclic internalizing RGD (“iRGD”) peptide that, once bound to these integrins, is cleaved by proteases expressed in tumors to release a peptide fragment, called a CendR fragment, which binds to a second receptor, called neuropilin-1, to activate a novel uptake pathway that allows circulating moieties such as anticancer drugs to more selectively penetrate solid tumors. The ability of LSTA1 and iRGD peptides to modify the TME to enhance delivery and efficacy of co-

Index
administered drugs has been demonstrated in many preclinical models in a range of solid tumors with the results from Lisata, collaborators and research groups around the world having been the subject of over 200 scientific publications.
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

Anticipated key milestones

Program	2023 (1Q–4Q)	2024 (1Q–4Q)
ASCEND [AUS, NZ, IRE] *First-line mPDAC*	Ongoing	LPI 2Q24
BOLSTER Trial [USA] *Various Solid Tumors (Basket Trial)*	Initiation 2Q23	LPI 4Q24
CENDIFOX [USA] *Pancreatic, Colon & Appendiceal cancers*	LPI 4Q23	Complete Data 2024
MORPHEUS [Multi-national] *First-line mPDAC*	Initiation TBD	Initiation TBD
Qilu: Phase 1b/2a Trial [CHN] *First-line mPDAC*	Preliminary Data 1H2023	
Qilu: Phase 2 Trial [CHN] *First-line mPDAC*		Initiation 1Q24
iLSTA [AUS] *Resectable PDAC*	Initiation 2Q23	LPI 2Q24; Preliminary Data 3Q24
iGoLSTA [AUS] *Resectable GE adenocarcinoma*	Initiation 3Q23	LPI 3Q24
Phase 2a [EST] *First-line GBM*	Initiation 3Q23	LPI 4Q24/1H25
Phase 1b/2a [USA] *Peritoneal Carcinomatosis*	Initiation 3Q23	
LSTA201 [USA] **DKD**	Topline Data 1Q23	
HONEDRA® [JPN] *CLI and Buerger's disease*	PMDA formal clinical pre-consultation 2Q23; Pre-JNDA pre-consultation 4Q23

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
In December 2020, we commenced enrollment in our Phase 2b FREEDOM Trial of XOWNA®, a double-blind, randomized, placebo-controlled clinical trial designed to further evaluate the efficacy and safety of intracoronary artery delivery of autologous CD34+ cells in subjects with Coronary Microvascular Dysfunction (CMD) and without obstructive coronary artery disease and was expected to complete enrollment in approximately 12 months. While early enrollment proceeded to plan with the first patient treated in January 2021, the COVID-19 pandemic resulted in insurmountable enrollment rate challenges and population heterogenicity. As a result, in May 2022, we announced that enrollment in the FREEDOM Trial had been suspended and that we intended to conduct an interim analysis of the data from not less than the first 20 patients enrolled using the 6-month follow-up data to evaluate the efficacy and safety of XOWNA® in subjects with CMD. Following this analysis, along with Key Opinion Leaders’ input, we determined that execution of a redesigned FREEDOM-like trial would be the appropriate next step, but the cost of such a trial would be prohibitively expensive to undergo without a strategic partner. Accordingly, our board of directors concluded that XOWNA® development will only be continued if a strategic partner that can contribute the necessary capital for a redesigned trial is identified and secured. There can be no assurance that we will be able to identify such a partner and enter into an agreement with such partner on acceptable terms or at all.
HONEDRA® for Treatment of Critical Limb Ischemia
Our randomized, open-label, registration-eligible study of HONEDRA® in Japan for the treatment of CLI and Buerger's disease has, to date, demonstrated positive trends in both safety and efficacy. The HONEDRA® study's enrollment, however, has been significantly curtailed by the COVID-19 pandemic's impact in Japan, including the States of Emergency in Japan that have persisted for much of 2020, 2021, and 2022. Due to the significant and continued operational and financial burden incurred as a result of these COVID-19 delays, coupled with the unpredictability of the timing of site enrollment re-initiation, we suspended further enrollment in the fourth quarter of 2021. Following study suspension, we completed all protocol-defined patient observations and are preparing the clinical study report. HONEDRA® is now in the pre-consultation phase of the registration process with the Pharmaceuticals and Medical Devices Agency (“PMDA”) in Japan. Data from the follow-up of all patients completed in the registration-eligible clinical trial in Japan has been compiled and are being reviewed by the PMDA after which the PMDA is expected to provide important perspective to be considered in preparation for the formal consultation meetings which precede the Japanese new drug application. If successful in the pre-consultation process, we expect formal clinical consultation to occur during 2023. In the meantime, we are focusing our efforts on consummating a partnership for the product in Japan. Such a partnership may become the basis for the completion of development and registration of HONEDRA® in Japan and, eventually commercialization of the product in that country. Despite receipt of orphan designation from the FDA in March 2021 in the United States for LSTA12 as a potential treatment for Buerger's disease, based on a response from the FDA in October 2021 regarding a development plan for U.S. registration, we have decided not to pursue U.S. development in Buerger's disease.
LSTA201 for Treatment of Diabetic Kidney Disease
Progressive kidney failure is associated with attrition of the microcirculation of the kidney. Pre-clinical studies in kidney disease and injury models have demonstrated that protection or replenishment of the microcirculation results in improved kidney function. Based on these observations, we elected to move forward with a Phase 1b, open-label, proof-of-concept trial evaluating LSTA201 dosed via intra-renal artery injections in subjects with DKD. This protocol included six subjects in total with the first two subjects sequentially dosed and followed for a two-week safety observation period. Clearance by an independent Data Safety Monitoring Board (“DSMB”) overseeing the study then permitted the treatment of the next four patients, with all patients being followed for safety and therapeutic effect. A read-out of data will occur after the six-month follow-up visit for all patients. A key criterion for continued development of LSTA201 will be our ability to demonstrate a therapeutic effect that will make it competitive in the field of DKD treatment, i.e., kidney function regeneration, as indicated by increased glomerular filtration rate. The Company treated the first patient in the LSTA201 proof-of-concept study in April 2022 and completed treatment for all six subjects during the third quarter of 2022. Top line results, which were reported on February 6, 2023, showed that LSTA201 was safe and well-tolerated by patients with no serious adverse events related to the therapy. However, patients experienced no consistent increase in Glomerular Filtration Rate. Nevertheless, based on input from the study's principal investigator/key opinion leader, the Company believes there is still the potential for use of CD34+ cell therapy

Index
for the treatment of DKD. However, further development of LSTA201 would require significantly larger studies and capital investment. Thus, LSTA201 development will only be continued if a strategic partner that can contribute the necessary capital for future development is identified.
TECHNOLOGY COLLABORATION AND OUT-LICENSING OPPORTUNITIES
Pancreatic Cancer & Advanced Solid Tumors (LSTA1: CendR Platform™)
Our lead investigational drug from the CendR Platform™, LSTA1, may hold broader potential to be combined as a co-administration treatment with an array of anti-cancer agents to benefit solid tumor cancer patients. We will seek to collaborate with chemotherapy, targeted- and immuno-therapy developers, in addition to our clinical collaboration with Roche/Genentech that plans to combine that company’s checkpoint inhibitor immunotherapy Tecentriq (atezolizumab) with the LSTA1/gemcitabine/nab-paclitaxel treatment regimen for treatment of pancreatic cancer. The Company plans to enter partnerships to exploit the CendR Platform™ for applications to enhance or enable effective treatment of solid tumor cancers across a range of treatment modalities, including nucleic acid-based treatments such as antisense, siRNA, mRNA and gene editing approaches, immunotherapies such as adoptive cell immunotherapy as well as immune checkpoint inhibitors, and additional targeted therapy treatments for solid tumor cancer applications.
Intellectual Property Platform
Our developed and owned LSTA1 and CendR Platform™ patent portfolio comprises the following:
a.Two pending patent applications in the United States;
b.Thirteen pending patent applications outside the United States; and
c.Pending claims covering, inter alia, methods for reducing the volume of a tumor using LSTA1 in combination with at least one anti-cancer agent or therapy; methods of treating pancreatic cancer using LSTA1 in combination with gemcitabine and/or nab-paclitaxel and treating tumors with iRGD and a cytokine.
Product Opportunity for Pancreatic ductal adenocarcinoma (PDAC)
In the United States, there are approximately 62,000 new cases of pancreatic cancer diagnosed annually. Outside of the United States, there are an additional 434,000 annual pancreatic cancer diagnoses. Pancreatic ductal adenocarcinoma (PDAC) accounts for more than 80% of all pancreatic cancer cases, so worldwide, nearly 397,000 annual incidences of PDAC are diagnosed. Further, PDAC is one of the most aggressive and lethal malignancies, with a 5-year survival rate of 11%, resulting in approximately 50,000 deaths annually in the United States alone. Moreover, on a global scale, pancreatic cancer results in over 466,000 deaths per year.
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
Intellectual Property Platform
Our developed and owned ischemic repair patent portfolio comprises the following:
a.Nine U.S. patents, three European Union (“EU”) patents (each filed in four individual countries) and fourteen other patents in the United Kingdom, Japan, Canada, and Russia;
b.Claims cover, inter alia, a pharmaceutical composition that contains a therapeutic concentration of non-expanded CD34+ stem cells that move in response to SDF-1 or VEGF, together with a stabilizing amount of serum, that can be delivered to repair an injury caused by vascular insufficiency;
c.Issued claims can be applied to a broad range of conditions caused by underlying ischemia, including acute myocardial infarction, chronic myocardial ischemia post-AMI, chronic heart failure, critical limb ischemia, and ischemic brain injury and DKD.

Index
Market Opportunity for CLI
In Japan, there are approximately 300,000 patients with CLI, of whom approximately 51,000 are not candidates for revascularization, together with an addressable population of approximately 560,000 patients in the EU and 300,000 in the United States.
The field of cardiovascular cell therapy development is competitive. There are a number of companies that are developing cell-based therapies for ischemic diseases. These companies are utilizing a number of different therapeutic approaches in their development efforts. There are both autologous and allogeneic based competitive therapies that derive cells principally from four sources: fat, peripheral blood, cord blood, and bone marrow. HONEDRA® is an autologous cell therapy that derives its cells from the peripheral blood of the patient via apheresis.
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
Premarket Review and Approval of Pharmaceutical and Biological Products in the United States
Pharmaceutical and biological products, including cellular therapies, are subject to extensive pre- and post-market regulation by the FDA and other global agencies. For example, the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products, including biological products, intended for therapeutic uses. Biological products are approved for marketing under provisions of the Public Health Service Act (“PHS Act”). However, biological products that also meet the definition of “drugs” under the FD&C Act are also subject to regulation under FD&C Act provisions and to applicable provisions from two sets of implementing regulations, those for biological products and those for drugs. Another distinction between pharmaceuticals and cellular therapies is that the PHS Act requires the submission of a Biological Licensing Application (“BLA”), rather than a New Drug Application (“NDA”), for market authorization of a cellular therapy candidate like ours. Generally, the application process and requirements for product approval under BLA is similar to those for an NDA, and the review process for biological products is associated with similar approval risks and application costs as for chemical entity drug products.
Failure to comply with applicable requirements may subject a company to a variety of administrative or judicial sanctions, by the FDA and other global agencies, such as the issuance of a clinical hold, refusal to approve pending NDAs or BLAs, withdrawal of an approval, issuance of warning letters and other types of enforcement letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice, or DOJ, or other global governmental entities. Under certain circumstances, individual members of company management may also be subject to civil or criminal penalties related to company violations of applicable legal requirements.
An applicant seeking approval to market and distribute a new pharmaceutical or biological product in the United States typically must undertake the following:
•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the good laboratory practice or GLP regulations;

Index
•submission to a health authority of an IND or clinical trial application (“CTA”), which includes the detailed clinical protocol, which must take effect before human clinical trials can commence;
•approval of the clinical trial protocol and the sponsor's safeguards for human subjects by one or more institutional review boards, or “IRBs,” depending on the numbers of clinical sites and other features of the study design, before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or “GCPs,” to establish the safety and efficacy of the proposed drug or biological product for each proposed indication for which regulatory approval is sought;
•satisfactory completion of regulatory audits of the Sponsor, clinical research organizations, or clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•preparation and submission to a health authority of an NDA or BLA or MAA, as appropriate;
•review of the product by a regulatory advisory committee, where appropriate or if applicable, as determined by the FDA at its discretion;
•satisfactory completion of one or more regulatory inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with the regulations establishing current Good Manufacturing Practices, or “cGMPs,” and current Good Tissue Practices or “cGTPs” (if applicable), and to assure that the facilities, methods and controls used for the manufacture, processing and packing of the drug or biological product are adequate to preserve the product’s identity, strength, quality and purity; and
•payment of applicable user fees and securing regulatory approval of the NDA or BLA or MAA.
Satisfaction of regulatory pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Moreover, submission of an IND or CTA may not result in authorization to initiate a clinical trial if the regulator raises concerns or questions about the design of the clinical trial or the preclinical or manufacturing information supporting it, including concerns that human research subjects will be exposed to unreasonable health risks. A separate submission to an existing IND or separate CTA must also be made for each successive clinical trial conducted during product development. After a trial is initiated, a regulator may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with applicable requirements or presents an unacceptable risk to the clinical trial patients.
Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations and GCPs, which are meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors. In addition, sponsors of most clinical trials involving regulated products, including drugs and biologics, are required to register and disclose certain clinical trial information on a public registry and results database managed by the National Institutes of Health called ClinicalTrials.gov. Registration information that must be submitted includes information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Failure to comply with applicable clinical trial registration or results reporting obligations can result in civil monetary penalties or the withholding of grant funds from a federally funded grantee.
Clinical trials for marketing approval are typically conducted in three sequential phases, but the phases may overlap or may be combined. Under certain circumstances, a fourth post-approval phase may be required.
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

Index
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
Submission of an NDA, BLA or MAA
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted as part of an NDA/BLA/MAA seeking approval to market the drug product for one or more indications. Approval of the NDA/BLA/MAA is required before marketing of the product may begin. The cost of preparing and submitting an NDA/BLA/MAA is substantial. Most NDA/BLA/MAA submissions are additionally subject to a substantial application user fee. The current fee in the United States for fiscal year 2023 is $3,242,026 (some small businesses may qualify for a waiver under certain circumstances) and an annual program fee, currently $393,933, must also be paid for each approved prescription drug or biological product. These fees are typically adjusted annually.
Most regulators have a defined time frame from receipt of an NDA/BLA/MAA to determine whether the application will be accepted for filing based on the Agency's threshold determination that the application is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the regulator begins an in-depth review. If the application is not sufficiently complete, the regulator may issue a Refusal to File, or RTF, letter, although some regulators may permit an applicant to correct certain easily correctable deficiencies before filing without taking an official RTF action. Under certain review performance goals to which the agencies have agreed, most applications for standard review of drug or biological products are reviewed within ten to twelve months, and most applications for priority review drugs or biologics are reviewed within six to eight months. If a sponsor submits a major amendment to a filed NDA/BLA/MAA at any time during the review cycle, the regulator may extend these reviews. Priority review can be applied to drugs or biologics that, in the regulator's determination, offer major advances in treatment or provide a treatment for a disease or condition for which no adequate therapy exists. Priority review requests must be submitted in conjunction with the original NDA/BLA/MAA for which the sponsor is seeking the designation, and the regulator decision will be made in conjunction with its official action to file the application and begin the substantive review process.
Before approving an NDA/BLA/MAA, the regulator will typically inspect one or more clinical trial sites to ensure compliance with GCPs. Additionally, the regulator will also inspect the facility or the facilities at which the drug is manufactured. These pre-approval inspections cover all facilities associated with an NDA/BLA/MAA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The regulator will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with applicable cGMP and cGTP requirements and are adequate to assure consistent production of the drug or biological product within required specifications and the NDA or BLA contains data that provide substantial evidence that the drug or biologic is safe and effective for the proposed indication.
The regulator may refer applications for novel drug or biological products, or drug or biological products that present difficult questions of safety or efficacy, to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but the regulator will carefully consider them.
After the regulator fully evaluates the NDA/BLA/MAA and the relevant manufacturing facilities, the regulator will issue either an approval/licensure letter or a complete response letter (“CRL”). A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the regulator to reconsider the application. If and when those deficiencies have been addressed to the regulator's satisfaction in a resubmitted NDA/BLA/MAA, the regulator will issue an approval letter. Regulators generally commit to reviewing such resubmissions within a specified time frame, depending on the type of information being provided to address the deficiencies in the CRL. Even with the submission of this additional information, however, the regulator ultimately may decide that the application does not satisfy the regulatory criteria for approval.
If the regulator approves a drug or biological product for marketing, it may limit the approved indications for use for the product; require that contraindications, warnings or precautions be included in the product labeling; require that post-approval

Index
studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval; require testing and surveillance programs to monitor the product after commercialization; or impose other conditions, including distribution restrictions or other risk management mechanisms, such as a risk evaluation and mitigation strategy or “REMS,” which can materially affect the potential market and profitability of the product. The regulator may also limit further marketing of a product or withdraw the marketing approval, based on results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications or patient populations, making certain types of manufacturing changes or seeking to make additional labeling claims, are subject to further testing requirements and regulator review and approval.
One potential condition of approval is that the regulator may require an applicant to develop a REMS to manage real or perceived risks of the product. To determine whether a REMS is needed, the regulator will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS requirements are tailored to the specific risk/benefit profile of a drug and can include requirements such as medication guides for patients, detailed communication plans for health care professionals, and elements to assure safe use, or “ETASU.” ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, restricted distribution, and the use of patient registries. The regulator may require a REMS as a condition of approval or may add such a requirement at any point post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS and the specific components that are involved can materially affect the potential market and profitability of a product. If the regulator concludes a REMS plan is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The regulator will not approve an NDA without a REMS, if required.
Expedited Review Programs (Fast Track, Breakthrough, RMAT) and Accelerated Approval Pathways
The regulator is authorized to facilitate the development and expedite the review of certain drugs or biologics that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the Fast Track Program, the sponsor of an IND for a drug candidate may request that the regulator designate the drug candidate for a specific indication as a Fast Track drug concurrent with, or after, the submission of the IND for the drug candidate. The regulator must determine if the drug candidate qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request. In addition to other benefits such as the ability to engage in more frequent interactions with the regulator, the regulator may initiate review of sections of a Fast Track drug’s NDA or BLA before the application is complete. This “rolling review” is available if the applicant provides, and the regulator approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. The regulator's time period goal for reviewing an application, however, does not begin until the last section of the NDA/BLA is submitted. Additionally, the Fast Track designation may be withdrawn by the regulator if the regulator believes that the designation is no longer supported by data emerging in the clinical trial process.
Separately, under the regulator’s accelerated (conditional) approval regulations, the regulator may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients beyond existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments.
In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the regulator to withdraw approval of the drug such that accelerated approval is also referred to as U.S. “conditional” approval. Products granted accelerated approval also are subject to additional requirements for the pre-dissemination review by the regulator of proposed promotional materials both during the NDA review process and for 120 days after marketing approval.
In addition to the above, the regulator may designate an investigational product as a Breakthrough Therapy or as a Regenerative Medicine Advanced Therapy (“RMAT”), depending on the type of investigational product and its ability to meet applicable eligibility criteria. Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). The RMAT designation requires similar eligibility criteria to be met, but it is available only to cell therapies, tissue therapies, and other products that meet the statutory definition of a “regenerative medicine therapy.” Specifically, a biological product is eligible for RMAT

Index
designation if: (a) the product candidate is a regenerative medicine therapy, which is defined in the FD&C Act as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, except for those regulated solely under the PHS Act (that is, excluding those biological products that are not also regulated as “drugs” under the FD&C Act); (b) the product candidate is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (c) preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. Both Breakthrough Therapy and RMAT designations are intended to help accelerate product development by allowing more frequent interactions with the regulator and receiving intensive regulator guidance on drug development.
Pediatric Information
Under the Pediatric Research Equity Act (“PREA”), NDAs or BLAs or supplements to NDAs or BLAs must contain data that are adequate to assess the safety and effectiveness of the drug or biologic for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. Sponsors must also submit pediatric trial plans and those plans must contain an outline of the proposed pediatric trial or trials the applicant plans to conduct, including trial objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the regulator, and the regulator’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The regulator or the applicant may request an amendment to the plan at any time. The regulator may grant full or partial waivers or deferrals by age group for submission of data. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the regulator has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease.
The Best Pharmaceuticals for Children Act (“BPCA”) provides approved NDA and BLA holders a six-month extension of any exclusivity that attaches to the end of all existing marketing exclusivities and patents for the drug or biologic. Conditions for exclusivity include the regulator’s determination that information relating to the use of a new drug or biologic in the pediatric population may produce health benefits in that population, the regulator making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the regulator's request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the regulator within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.
Orphan Drugs
Under the Orphan Drug Act, the regulator may designate a candidate as an orphan drug if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States) Orphan drug designation must be requested by an applicant before submitting an NDA or BLA for the relevant drug candidate. If the regulator grants orphan drug designation, the regulator will publicly disclose the generic identity of the drug candidate and its potential orphan use. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
If a product with orphan status receives the first regulator approval for the disease or condition for which it has such designation, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the regulator may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances comprising methods by which a second sponsor can demonstrate clinical superiority of its drug in comparison to the first approved orphan drug. Regardless of the orphan drug designation, a competitor may receive regulator approval for a different product (i.e., a different therapeutic agent from the orphan drug) for the same indication for which the orphan product has exclusivity and may obtain approval for the same product (i.e., the same therapeutic agent as the orphan drug) but for a different indication. If a designated orphan drug ultimately receives marketing approval for an indication broader than what was described in its orphan drug designation request, it may not be entitled to exclusivity under the Orphan Drug Act. Among the other benefits of orphan drug designation, the sponsor receives a waiver of the NDA or BLA application user fee and is eligible for tax credits for certain research. The current tax credit regulation allows companies to claim up to 25% of the qualified clinical testing expenses in the current year and three prior years to offset their investment in rare (orphan) conditions.
Post-Approval Requirements
Drugs and biological products manufactured, marketed or distributed pursuant to regulator approval decisions are subject to pervasive and continuing regulation by the regulator, including, among other things, requirements relating to recordkeeping,

Index
periodic reporting, product sampling and distribution, advertising and promotion, and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as manufacturing changes or adding new indications or other labeling claims, are subject to regulator review and approval before they can be implemented. There also are continuing, annual program fee requirements for any marketed, approved prescription products, as well as new application fees for supplemental applications.
In addition, drug manufacturers and other entities involved in the manufacture of approved drugs are required to register their facilities with the regulator and state agencies and are subject to periodic unannounced inspections by the regulator for compliance with cGMP/cGTP requirements. Prescription drug distribution facilities are also subject to state licensure, including inspections, by the relevant local regulatory authority. Changes to the manufacturing process, specifications or container closure system for an approved drug or biologic are strictly regulated and often require prior regulator approval before being implemented. Regulations also require investigation and correction of any deviations from cGMP or cGTP and impose reporting and documentation requirements upon the sponsor and others involved in the product’s manufacturing process. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP/cGTP compliance and ensure ongoing compliance with other statutory requirements the FD&C Act, such as the requirements for making manufacturing changes to an approved NDA or BLA.
Even after a new drug or biologic approval is granted, the regulator may withdraw that approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. If a previously unknown problem, including adverse events of unanticipated severity or frequency, or with manufacturing processes, is discovered or the manufacturer fails to comply with regulatory requirements, the regulator may require revisions to the approved labeling to add new safety information; may impose additional post-market studies or clinical trials to assess new safety risks; or may impose distribution or other restrictions under a REMS program. Other potential consequences of regulatory non-compliance include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the regulator to approve pending NDAs/BLAs or supplements to approved NDAs/BLAs, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•injunctions or the imposition of civil or criminal penalties;
•consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or
•mandated modification of promotional materials and labeling and the issuance of corrective information.
Health authorities strictly regulates marketing, labeling, advertising and promotion of prescription drug and biological products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant penalties. In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws.
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10‑year period. The original DSCSA requirements for traceability at the product lot level are expected to be in force by November 2023. However new requirements are being developed to require traceability of product at the package level and these are expected to begin implementation in 2023. From time to time, additional new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the

Index
FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.
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
According to the new legislation, the sponsor prepares a marketing authorization application which is submitted for review to the PMDA. The PMDA reviews the application and prepares a review report and recommendation which is submitted to the MHLW. The MHLW reviews the recommendation and makes a decision regarding approval of the product. This procedure allows for both a conditional approval and subsequently for a full approval after the post-marketing commitments have been fulfilled.
SUMMARY OF RISK FACTORS
Our business, financial condition, operating results and cash flows are subject to numerous risks and uncertainties that are summarized below. The below summary of risk factors should be read together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report.
•We have incurred substantial losses and negative cash flow from operations in the past and expect to continue to incur losses and negative cash flow for the foreseeable future. Additionally, we anticipate that we will need substantial additional financing to continue our operations; if we are unable to raise additional capital, we may be forced to delay, reduce or eliminate one or more of our product development programs, and our business will consequently be harmed.
•We are substantially dependent on our lead product candidate, LSTA1. If we are unable to advance LSTA1 or any of our other product candidates through clinical development, obtain regulatory approval and ultimately begin commercializing, or experience significant delays in doing so, our business will be materially harmed.
•The commercial potential and profitability of our product candidates are unknown. We currently have no marketing and sales organization and have no experience in marketing products, and our products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers and others in the medical community.
•Our cell therapy business is based on novel technologies that are inherently expensive and risky.
•We recently completed the Merger and face ongoing risks related to the ongoing integration of our business with Cend’s business as well as potential Merger-related litigation.
•Our business has been and may continue to be adversely affected by the COVID-19 pandemic.
•We may be unable to manage multiple late-stage clinical trials for a variety of product candidates simultaneously.
•If serious or unacceptable side effects are identified during the development of any of our product candidates, we may need to abandon or limit our development of that product candidate.
•A Fast Track or breakthrough therapy designation by the FDA and other similar regulatory designations may not lead to a faster development, regulatory review, or approval process.
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
•Any supply chain disruption could impact our ability to perform clinical trials and seek future regulatory submissions.
•We may enter into collaborations, strategic alliances, additional licensing arrangements, acquisitions, business combinations and/or other strategic transactions, and we may not realize the benefits of any such arrangement.
•If competitors develop and market products that are more effective, safer, or less expensive than our product candidates or offer other advantages, our commercial prospects will be limited.
•We may need to grow the size of our organization, and may experience difficulties in managing this growth.

Index
•We are involved in a litigation matter that may consume resources and management time, and an adverse resolution could require us to pay damages or otherwise adversely impact our business, financial condition or results of operations.
•We may be subject to significant product liability claims and litigation, including potential exposure from the use of our product candidates in human subjects, and our insurance may be inadequate to cover claims that may arise.
•We may be unable to hire or retain key officers or employees needed to implement our business strategy.
•A variety of risks associated with operating our business internationally could materially adversely affect our business.
•We conduct significant operations through our Australian subsidiary. If we lose our ability to operate in Australia, or if the subsidiary loses eligibility for certain Australian tax credits, our business and results of operations will suffer.
•Our internal computer systems, or those used by our clinical investigators, clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of development programs for our product candidates.
•The development and commercialization of our product candidates are subject to extensive regulation and the failure to receive regulatory approvals would likely have a material and adverse effect on our business and prospects. Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that it will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
•We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.
•We will continue to be subject to extensive regulation following any product approvals, and if we fail to comply with these regulations, we may suffer a significant setback in our business.
•Health care companies have been the subject of federal and state investigations, and we could become subject to investigations in the future. Further, unintended consequences of health care reform legislation in the United States may adversely affect our business.
•It is uncertain to what extent government, private health insurers and third-party payors will approve coverage or provide reimbursement for the therapies and products to which our research and development relate.
•Inadequate funding for the FDA, the SEC and other government agencies could prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
•If we are unable to obtain or maintain our licenses, patents or other intellectual property we could lose important protections that are material to continuing our operations and our future prospects.
•Litigation and third-party claims relating to intellectual property are expensive, time-consuming and uncertain, and we may be unsuccessful in our efforts to protect against infringement by third parties or defend ourselves against claims of infringement.
•Our ability to utilize our net operating loss carryforwards and tax credit carryforwards may be subject to limitations.
•Our stock price has been, and will likely continue to be, highly volatile.
•We may fail to comply with the continued listing requirements of the Nasdaq Capital Market, such that our common stock may be delisted and our ability to access the capital markets could be negatively impacted.
•Future fundraising and strategic transactions may cause dilution, and we currently have a significant number of securities outstanding that are exercisable for our common stock, which could result in significant additional dilution.
•Provisions in our amended and restated certificate of incorporation and by-laws and Delaware law may inhibit a takeover, which could limit the price investors are willing to pay for our common stock and could entrench management.
•Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Index
HUMAN CAPITAL RESOURCES
As of December 31, 2022, we had 27 full-time employees. Senior management and professional employees have had prior experience in pharmaceutical or biotechnology companies. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of equity-based compensation awards in order to increase stockholder value and our success by motivating such individuals to perform to the best of their abilities and achieve our objectives.
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
We have a limited operating history, limited capital, and limited sources of revenue. Since our inception in 1980 through December 31, 2022, we have incurred aggregate net losses of approximately $507.2 million. Our net losses from continuing operations attributable to common stockholders for the years ended December 31, 2022 and December 31, 2021 were approximately $54.2 million and $27.5 million, respectively. As of December 31, 2022, our cash and cash equivalents and marketable securities were $69.2 million. Our current business has not generated revenues in the past and for the foreseeable future we do not expect it to generate revenue to be sufficient to cover costs attributable to that business or to our operations as a whole, including our development activities associated with our product candidates. Ultimately, we may never generate sufficient revenue from our business to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of product development and other operations.
We anticipate that we will need substantial additional financing to continue our operations; if we are unable to raise additional capital, we may be forced to delay, reduce or eliminate one or more of our product development programs, and our business will be harmed.
Our current operating plan will require significant levels of additional capital to fund the continued development of our product candidates and our clinical development activities.
Our clinical activities are expected to continue to grow as our programs are advanced and they will require significant investment over a period of several years before they could potentially be approved by health authorities and commercialized by us or a partner, if ever. Even if data from our current clinical trials for our product candidates were deemed positive, we may be required to conduct additional clinical trials of the product candidates, including larger and more expensive pivotal Phase 3 trials, to pursue commercialization of the candidates. To do so, we will need to raise additional capital, enter into collaboration agreements with third parties or undertake any combination thereof. If we are unsuccessful in our efforts to raise capital or find collaborative partners, we will likely need to otherwise delay or abandon the trials.
The amount and timing of our future capital requirements also will likely depend on many other factors, including:
•the scope, progress, results, costs, timing and outcomes of our research and development programs and product candidates;
•our ability to enter into any collaboration agreements with third parties for our product candidates and the timing and terms of any such agreements;
•the costs associated with the consummation of one or more strategic transactions;
•the timing of, and the costs involved in obtaining, regulatory approvals for our product candidates, a process which could be particularly lengthy;
•the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities relating thereto;
•the cost of expansion of our development operations and personnel; and
•the availability of, or our access to, state or federal government awards.
To both fund our clinical trials and support our future operations, we would likely seek to raise capital through a variety of different public and/or private financings vehicles. This could include, but not be limited to, utilization of our at-the-market offering agreement with H.C. Wainwright & Co., LLC, potential issuances of other debt or equity securities in public or private financings and/or sale or licensing of assets. If we raise capital through the sale of equity, or securities convertible into equity, it will result in dilution to our then-existing stockholders. Servicing the interest and principal repayment obligations under debt

Index
we incur, or whether any such debt is called, would divert funds that might otherwise be available to support research and development, clinical or commercialization activities. In addition, debt financing involves covenants that restrict our ability to operate our business. In certain cases, we also may seek funding through collaborative arrangements that would likely require us to relinquish certain rights to our technology or product candidates and diminish our share in the future revenues associated with the partnered product.
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
Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by regulatory agencies, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate. If we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will depend, in part, upon the size of the markets in the territories for which we obtain regulatory approval, the accepted price for the product, the ability to receive reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are not able to generate revenue from the sale of any approved products, we may never become profitable.
We are involved in a litigation matter that may consume resources and management time, and an adverse resolution could require us to pay damages or otherwise adversely impact our business, financial condition or results of operations
We are currently involved in one litigation matter alleging breach of contract and fraud against us and Harri Järveläinen, the former chief operating officer of Cend. Resolving this matter could require us to incur substantial costs and divert the attention of management and technical personnel. Any adverse ruling or perception of an adverse ruling could have an adverse

Index
impact on our business, financial condition or results of operations. We could incur substantial costs and expenses which could negatively affect our gross margins and earnings per share
If our status as a smaller reporting company changes, Section 404(b) of the Sarbanes-Oxley Act of 2002 may require an independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and our stock price.
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
Our ability to utilize our net operating loss carryforwards and tax credit carryforwards may be subject to limitations.
Our ability to use our federal and state net operating losses (“NOLs”) to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs.
Under Section 382 and Section 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. A Section 382 “ownership change” is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. Even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Index
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:
•Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•Loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•Potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements; or
•Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy. Any bankruptcy or insolvency, or the failure to make payments when due, of any counterparty of ours, or the loss of any significant relationships, could result in material losses to us and may material adverse impacts on our business.

Index
RISKS RELATED TO OUR PRODUCT DEVELOPMENT EFFORTS
We are substantially dependent on our lead product candidate, LSTA1. If we are unable to advance LSTA1 or any of our other product candidates through clinical development, obtain regulatory approval and ultimately commercialize LSTA1 or any of our other product candidates, or experience significant delays in doing so, our business will be materially harmed.
Our lead product candidate LSTA1 is still in clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of LSTA1 and potentially one or more of our other product candidates. The success of our product candidates will depend on several factors, including the following:
•successful completion of preclinical and clinical studies;
•approval of investigational new drug applications (“INDs”) for our planned clinical trials or future clinical trials;
•Regulator acceptance of our development strategy and resultant clinical data;
•successful initiation of clinical trials;
•successful patient enrollment in and completion of clinical trials;
•safety, tolerability and efficacy profiles for our product candidates that are satisfactory to regulators for marketing approval;
•receipt of marketing approvals for our product candidates from applicable regulatory authorities;
•the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates, if any product candidates are approved;
•establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•effectively competing with other therapies;
•obtaining and maintaining third-party coverage and adequate reimbursement;
•maintaining a continued acceptable safety profile of our products following approval; and
•factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability (e.g. the COVID-19 pandemic).
There is no guarantee that the results obtained in our current clinical studies will be sufficient to obtain regulatory approval or marketing authorization for any of our product candidates. Negative results in the development of our lead product candidate, LSTA1, may also impact our ability to obtain regulatory approval for certain of our other product candidates, either at all or within anticipated timeframes because, although certain of our other product candidates may target different indications, the underlying technology platform, manufacturing process and development process is the same for several of our product candidates that are based on the same underlying technology platform. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates. For example, although we believe based on our clinical studies that a combination of LSTA1 with certain anti-cancer therapeutics is more effective than the use of those therapeutics in alone, this may not prove true in clinical testing of LSTA1 for all or any of the targeted tumors or types of cancer. Anti-tumor activity may prove different in each of the different tumor and cancer types we plan on evaluating in the clinical trial. Therefore, even though we plan on pursuing tumor-agnostic clinical development of LSTA1, the tumor response may be low in patients with some cancers compared to others. This may result in discontinuation of development of LSTA1 for patients with these tumor types and/or mutations due to insufficient clinical benefit while continuing development for a more limited population of patients more likely to benefit. As a consequence, we may have to negotiate with regulators to reach agreement on defining the optimal patient population, study design and size in order to obtain regulatory approval, any of which may require significant additional resources and delay the timing of our clinical trials and ultimately the approval, if any, of any of our product candidates.

Index
In addition, because we have limited financial and personnel resources and are placing significant focus on the development of our lead product candidate, we may forego or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.
Our future success may be dependent on the timely and successful continued development and commercialization of our product candidates and if we encounter delays or difficulties in the development of these product candidates, our business prospects could be significantly harmed.
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
•inability to file an IND or CTA with the applicable regulators for our development candidates;
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

Index
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
•transfer of manufacturing processes from our academic collaborators to larger-scale facilities operated by either a CMO, or by us, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;
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
In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, social distancing and business shutdowns. We had taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily allowing all employees to work remotely, and subsequently now have a universal work from home policy. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely may induce absenteeism, disrupt our operations, or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.
Our clinical trials have suffered and may continue to suffer from delays and lower than anticipated patient recruitment or enrollment. Our clinical study of HONEDRA® in Japan has experienced significant delays in enrollment due to the States of Emergency in effect in Japan for most of 2020 and re-implemented from January 7, 2021 through March 21, 2021 covering Tokyo and other regions in response to an increased number of COVID-19 infections. Due to reported increases in COVID-19 cases and a low rate of vaccination in Japan, States of Emergency were renewed on April 25, 2021 through May 11, 2021 and then re-implemented in Tokyo from July 12, 2021 through September 30, 2021. With our expectation that COVID-19 in Japan would continue to negatively impact enrollment of patients in the HONEDRA® clinical trial, we elected to suspend trial enrollment, seek a development partner and consult with the Japanese regulatory authorities regarding the submission of patient data already accrued. Our Phase 2b trial of XOWNA® in the United States has also experienced delays in enrolling patients as a result of COVID-19.
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

Index
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
We may not be able to initiate or complete as planned any clinical trials if we are unable to identify and enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other regulatory authorities. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Enrollment challenges in clinical trials often result in increased development costs for a product candidate, significant delays and potentially the abandonment of the clinical trial. We also may be unable to engage a sufficient number of clinical trial sites to conduct our trials. Moreover, our ability to conduct trials outside of the United States may be constrained by our inability to transport trial materials to foreign destinations within the expiry period of such materials unless and until we commence operation outside of the United States or find another source of supply.
Because our clinical trials for LSTA1 are focused on patients with specific solid tumor cancers, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, we cannot be certain how many patients will have each of the solid tumor cancers that LSTA1 is designed to target or that the number of patients enrolled will suffice for regulatory approval and inclusion of each such mutation in the approved label.
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

Index
Our inability to enroll a sufficient number of patients in any of our planned clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.
We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
We submitted an IND for LSTA1 on April 14, 2021, and the IND was allowed by the FDA on May 14, 2021. Still, we may not be able to file INDs for our other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.
Results from a clinical trial, once completed, may be less clear than expected, which may hinder our efforts to obtain regulatory approval for our product candidates.
Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the drug candidate. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including those listed below:
•we may encounter unforeseeable conditions, such as COVID-19, which has had a significantly negative impact on the availability of enrollment in clinical trials;
•regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
•we may be required to change the way such product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the product candidates;
•regulatory authorities may require a REMS plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
•we may be subject to regulatory investigations and government enforcement actions;
•we may decide to remove such product candidates from the marketplace;
•we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and
•our reputation may suffer.
We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidates and could substantially increase the costs of commercializing our product candidates, if approved, and significantly impact our ability to successfully commercialize our product candidates and generate revenues.
We and our partners are conducting clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We have in the past conducted clinical trials in Japan, and we may in the future choose to conduct one or more clinical trials outside the United States, including in Australia or Europe. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which

Index
could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
We may have other delays in completing our clinical trials and we may not complete them at all.
We have not completed the clinical trials necessary to obtain FDA approval to market LSTA1, HONEDRA®, or LSTA201 or any of our other product candidates in development. Clinical trials for products in development may be delayed or terminated as a result of many factors, including the following:
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
As our current clinical trials progress, we may need to manage multiple late stage clinical trials simultaneously in order to continue developing all of our current product candidates. Typically, early stage trials involve relatively small numbers of patients in relatively few clinical sites. Late stage (Phase 3) trials may involve very large numbers of patients in a larger number of sites and may require facilities in several countries. Therefore, the project management required to supervise and control such an extensive program is substantially larger than early stage programs. As the need for these resources is not known until some months before the trials begin, it is necessary to recruit large numbers of experienced and talented individuals very quickly. If the labor market does not allow this team to be recruited quickly, the sponsor is faced with a decision to delay the program or to initiate it with inadequate management resources. This may result in recruitment of inappropriate patients, inadequate monitoring of clinical investigators and inappropriate handling of data or data analysis. Consequently, it is possible that conclusions of efficacy or safety may not be acceptable to permit submission of an NDA for any one of the above reasons or a combination of several.
Any disruption to our access to the reagents, devices, material or equipment we are using in the clinical development of our product candidates could adversely affect our ability to perform clinical trials and seek future regulatory submissions.
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
The initiation of pivotal Phase 3 clinical trials for our product candidates requires the validation and establishment of manufacturing controls that may delay product development timelines.

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
A breakthrough therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
We may seek “breakthrough therapy” designation for LSTA1 and some or all of our current or future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.
Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to candidate products considered for approval under non-

Index
expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidate no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy designation for LSTA1 and some or all of our future product candidates, there can be no assurance that we will receive breakthrough therapy designation.
A Fast Track designation by the FDA and other similar regulatory designations may not lead to a faster development, regulatory review or approval process.
If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We have been granted Fast Track designation for LSTA1 for pancreatic cancer. We may seek Fast Track designation for other indications or for certain of our other current or future product candidates, but there is no assurance that the FDA will grant this status to any of our other proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.
We were also granted SAKIGAKE designation in Japan and Advanced Therapeutic Medicinal Product (“ATMP”) designation in Europe for HONEDRA® for the treatment of CLI and Buerger's Disease. However, SAKIGAKE and ATMP designations do not ensure that we will experience a faster development, regulatory review or approval process compared to conventional FDA or Japan PMDA procedures. Additionally, a regulatory authority may withdraw a designation if it believes that the designation is no longer supported by data from the clinical development program. Moreover, award of a particular designation does not imply a higher probability of success of a product in the approval process.
Accelerated approval by the FDA, even if granted for LSTA1 or any other current or future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
We plan to seek approval of LSTA1 and may seek approval of other current or future product candidates using the FDA’s accelerated approval pathway. A product candidate may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval.
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

Index
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
Ultimately, if we are unable to supply our product candidates to meet commercial demand, were commercial approval to be obtained, whether because of processing constraints or other disruptions, delays or difficulties that we experience, our production costs could increase dramatically, and sales of the product and its long-term commercial prospects could be significantly damaged.
Also, as a result of the current geopolitical tensions and the conflict between Russia and Ukraine, the governments of the United States, the European Union, Japan and other jurisdictions have recently announced the imposition of sanctions on certain industry sectors and parties in Russia, as well as enhanced export controls on certain products and industries. These and any additional sanctions and export controls, as well as any counter responses by the governments of Russia or other jurisdictions, could adversely affect, directly or indirectly, the global supply chain, with negative implications on the availability and prices of raw materials, energy prices, and our customers, as well as the global financial markets and financial services industry.
The commercial potential and profitability of our product candidates are unknown and subject to significant risk and uncertainty.
Even if we successfully develop and obtain regulatory approval for some or all of our product candidates, the market may not understand or accept the products, which could adversely affect both the timing and level of future sales. Ultimately, the degree of market acceptance of our product candidates (or any of our future product candidates) will depend on a number of factors, including:
•the efficacy and potential advantages compared to alternative treatments or competitive products;
•the prevalence and severity of any side effects;
•physician acceptance of our approach to our target disease indications, include the ease or difficulty of administering the future products;
•restrictions on how the product is distributed or used;
•the strength of our marketing and distribution support, including whether we receive support from any patient advocacy groups;
•the adequacy of product supply in light of complex manufacturing and distribution processes;
•our ability to distinguish our cell therapy products (which involve adult cells) from any ethical and political controversies associated with stem cell products derived from human embryonic or fetal tissue; and

Index
•the cost of the product, the reimbursement policies of government and third-party payors and our ability to obtain sufficient third-party coverage or reimbursement.
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
We may enter into collaborations, strategic alliances, additional licensing arrangements, acquisitions, business combinations or other strategic transactions in the future, any of which could require us to incur significant expenses or issue securities that could significantly dilute the shares of our existing stockholders, and we may not realize the benefits of such alliances or licensing arrangements, acquisitions, business combinations or strategic transactions.
We may enter into collaborations, strategic alliances, additional licensing arrangements, acquisitions, business combinations or other strategic transactions with third parties that we believe are essential to product commercialization or will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that could significantly dilute the shares of our existing stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and/or acquisition candidates and the negotiation process can be time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. Furthermore, there can be no assurance that our exploration of potential acquisitions, business combinations or strategic alternatives will result in us entering or completing any transaction or that such transaction, if completed, will add to stockholder value.
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
The clinical development, commercialization and marketing of cell and tissue-based therapies are at an early stage, substantially research-oriented and financially speculative. To date, very few companies have been successful in their efforts to develop and commercialize a cell therapy product. In general, cell-based or tissue-based products may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy, or other characteristics that may prevent or limit their approval or commercial use. Regulatory approval of a novel product candidates such as HONEDRA® can be more complex and expensive and take longer than other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to the limited lack of experience of regulatory authorities with them.
This limited experience may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, which would increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions. Furthermore, the number of people who may use cell or tissue-based therapies is difficult to forecast with accuracy.
If competitors develop and market products that are more effective, safer, or less expensive than our product candidates or offer other advantages, our commercial prospects will be limited.
Our development programs now face, and will continue to face, intense competition from pharmaceutical, biopharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies engaged in drug discovery activities or funding, both in the United States and abroad. Some of these competitors are pursuing the development of drugs and other therapies that target the same diseases and conditions that we are targeting with our product candidates.
As a general matter, we also face competition from many other companies that are researching and developing similar product candidates. Many of these companies have financial and other resources substantially greater than ours. In addition, many of these competitors have significantly greater experience in testing pharmaceutical and other therapeutic products, obtaining FDA and other regulatory approvals, and marketing and selling FDA-approved products in highly regulated commercial health care markets. If we ultimately obtain regulatory approval for any of our product candidates, we also will be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no commercial-scale experience. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in resources being even more concentrated by our competitors. Competition may increase further as a result of advances made in the commercial applicability of our technologies and greater availability of capital for investment in these fields.
Our cell therapy product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.
There is a risk that the regulatory authorities will not consider any of our therapeutic candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing, as well as unique state laws and government/private policies.
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
Given the specialized nature of our product candidates and given that cell therapy in particular is a relatively new field, there is an inherent scarcity of experienced personnel in the field. We are substantially dependent on the skills and efforts of current senior management for their management and operations, as well as for the implementation of our business strategy. In addition, our future success depends upon our ability to attract and retain additional qualified personnel (including medical, scientific, technical, commercial, business and administrative personnel) necessary to support our anticipated growth, develop our business, perform our contractual obligations to third parties and maintain appropriate licensure. There can be no assurance that we will be successful in attracting or retaining personnel required by us to continue to grow our operations. The loss of a key employee, the failure of a key employee to perform in his or her current position or our inability to attract and/or retain skilled employees, as needed, could result in our inability to continue to grow our business or to implement our business strategy, or may have a material adverse effect on our business, financial condition and operating results.
Our internal computer systems, or those used by our clinical investigators, clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of development programs for our product candidates.
We rely on information technology systems to keep financial records, maintain laboratory and corporate records, communicate with staff and external parties and operate other critical functions. Any significant insufficiency degradation or failure of these computer systems could cause us to inaccurately calculate or lose our data. Despite the implementation of security measures, these internal computer systems and those used by our clinical investigators, clinical research organizations, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. The techniques that could be used by criminal elements or foreign governments to attack these computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. Furthermore, there is an increased risk of cybersecurity attacks by state actors. Russian, Chinese, Iranian, North Korean and other ransomware gangs have threatened or enacted increased hacking activity against critical infrastructure of many nations or organizations. Any such increase in such attacks on our third-party provider or other systems could adversely affect our network systems or other operations. While we have not experienced any such system failure, theft of information, accident or security breach to date, if such an event were to occur and cause interruptions in its operations, it could result in a material disruption of our clinical development activities. For example, the loss of clinical trial data from historical or future clinical trials could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data. To the extent that any disruption, theft of information, or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the clinical development, and the future development of our product candidates could be delayed.
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

Index
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
Contract development and manufacturing organizations have a finite manufacturing capacity, which could inhibit the long-term growth prospects of our business.
We currently have minimal manufacturing contracts to produce materials for our clinical trials. It is possible that the demand for our products could exceed existing manufacturing capacity. We expect that, as our own development programs progress and demand for therapeutics in the industry expand, it may become necessary or desirable for us to expand our manufacturing vendors for services and products in the future, which may require us to invest significant amounts of capital and to obtain regulatory approvals. If manufacturers are unable to meet our rising demand for products and services on a timely basis or unable to maintain cGMP/cGTP compliance standards, then it is likely that the progress of our own programs will be impaired which could materially and adversely affect the overall success of our development programs.
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
To effectively and efficiently deliver our products, we also need to establish and maintain cost-effective relationships with reliable and experienced transportation carriers. If carriers we currently use should cease medical shipping operations or otherwise become unable to properly meet our transportation needs or comply with applicable customs and import regulations, the lack of access to safe, reliable and effective transportation options could adversely affect our ability to meet our needs.
We conduct significant operations through our Australian wholly-owned subsidiary. If we lose our ability to operate in Australia, or if the subsidiary is unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations will suffer.
We develop certain of our programs in part through our wholly-owned Australian subsidiary, Lisata Therapeutics Australia Pty Ltd. Due to the geographical distance and limited employees currently in Australia, as well as our limited of experience operating in Australia, we may not be able to efficiently or successfully monitor, develop or commercialize our products or programs in Australia, including conducting clinical trials. Furthermore, we have no assurance that the results of any clinical trials that it conducts for our product candidates in Australia will be accepted by the FDA or foreign regulatory authorities for development and commercialization approvals. In addition, current Australian tax regulations provide for a refundable research and development tax credit equal to 48.5% of qualified expenditures. If we are ineligible or unable to receive the research and development tax credit, or past credits are determined ineligible upon audit, or if we lose our ability to operate Lisata Therapeutics Australia Pty Ltd. in Australia, or the Australian government significantly reduces or eliminates the tax credit, our business and results of operation would be adversely affected. In the event we determine it advisable to stop operating through this subsidiary, we may be required to migrate such operations, employees and intellectual property from this subsidiary to us. Any such action may be difficult and cause us to incur additional expenses, as well as give rise to tax liabilities for us or erode our tax attributes (such as tax credits or net operating losses).
We will rely on third parties to manufacture our clinical product supplies, and we may rely on third parties to produce and process our product candidates, if approved.

Index
We do not currently own any facility that may be used as our clinical scale manufacturing facility and expect to rely on outside vendors to manufacture supplies of our product candidates. We will need to negotiate and maintain contractual arrangements with these outside vendors for the supply of our product candidates, and we may not be able to do so on favorable terms. We have not yet caused any product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates.
The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or other foreign regulatory authorities following inspections that will be conducted after we submit an application to the FDA or other foreign regulatory authorities. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMPs and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Similarly, if any third-party manufacturers on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition and prospects could be materially and adversely affected.
RISKS RELATED TO SALES, MARKETING, AND COMPETITION
We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may not be able to generate product revenue.
We currently have no sales, marketing or distribution capabilities and have no experience in marketing products. We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.
If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue arrangements with third-party sales, marketing, and distribution collaborators regarding the sales and marketing of our products, if approved. However, there can be no assurance that we will be able to establish or maintain such arrangements on favorable terms or if at all, or if we are able to do so, that these third-party arrangements will provide effective sales forces or marketing and distribution capabilities. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist with the sales and marketing efforts of our product candidates.
There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.
A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.
We and our partners plan to seek regulatory approval of one or more of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:
•differing regulatory requirements in foreign countries, for example, no country other than the United States has a pathway for accelerated drug approval and so obtaining regulatory approvals outside of the United States will take longer and be more costly than obtaining approval in the United States;
•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;

Index
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•difficulties staffing and managing foreign operations;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
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
These and other risks associated with international operations may materially adversely affect our ability to attain or maintain profitable operations.
Even if we obtain regulatory approval of our product candidates, our products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers and others in the medical community.
The CendR Platform™ and our cell therapy product candidates are recent developments and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. Various factors will influence whether our product candidates are accepted in the market, including:
•the clinical indications for which our product candidates are licensed;
•physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;
•the potential and perceived advantages of our product candidates over alternative treatments;
•our ability to demonstrate the advantages of our product candidates over other cancer medicines;
•the prevalence and severity of any side effects;
•the prevalence and severity of any side effects for other precision medicines and public perception of other precision medicines;
•product labeling or product insert requirements of the FDA or other regulatory authorities;
•limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;
•the timing of market introduction of our product candidates as well as competitive products;
•the cost of treatment in relation to alternative treatments;
•the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities;
•the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors and government authorities;
•relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•the effectiveness of our sales and marketing efforts.
If our product candidates are licensed but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we will not be able to generate significant revenue.
In addition, although our product candidates differ in certain ways from other approaches, serious adverse events or deaths in other clinical trials involving precision medicines, even if not ultimately attributable to our products or product candidates, could result in increased government regulation, unfavorable public perception and publicity, potential regulatory delays in the testing or licensing of our product candidates, stricter labeling requirements for those product candidates that are licensed, and a decrease in demand for any such product candidates.

Index
Even if our products achieve market acceptance, it may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
The biotechnology and pharmaceutical industries utilize rapidly advancing technologies and are characterized by intense competition. While we believe that our scientific knowledge, technology and development expertise provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceuticals, specialty pharmaceuticals and biotechnology companies, academic institutions and government agencies, and public and private research institutes that conduct research, development, manufacturing and commercialization. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, regulatory approvals and product marketing than we do. Our competitors may compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.
Product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies that may become available in the future.
If our drug candidates are approved for the indications for which we are currently planning clinical trials, they will likely compete with existing drugs and other drugs that are currently in development. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market.
RISKS RELATED TO GOVERNMENT REGULATION
The development and commercialization of our product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the United States and abroad, and the failure to receive regulatory approvals for our cell therapy product candidates would likely have a material and adverse effect on our business and prospects.
Government authorities in the United States, at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising and promotion, distribution, marketing, import and export of pharmaceutical and biological products, such as LSTA1 and HONEDRA®. The process of obtaining required regulatory approvals and the subsequent compliance with appropriate statutes and regulations requires the expenditure of substantial time and money, and there is no guarantee that we will successfully complete the steps needed to obtain regulatory approval of LSTA1, HONEDRA® or any future product candidates. There also are extensive and ongoing post-marketing compliance obligations to which we would be subject following FDA approval of any of our product candidates. In addition, these federal regulations may change, and our product candidates may be subject to new laws or regulations due to the rapid advancement of the regenerative medicine field and legislators'/regulators' interest in it.
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
Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with applicable cGMP, GLP and GCP requirements, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;
•manufacturing delays and supply disruptions where regulatory inspections identify observations of noncompliance requiring remediation;
•revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
•imposition of a REMS, which may include distribution or use restrictions;
•requirements to conduct additional post-market clinical trials to assess the safety of the product;
•fines, warning letters or holds on clinical trials;
•refusal by the FDA or other regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
•product seizure or detention, or refusal to permit the import or export of our product candidates; and
•injunctions or the imposition of civil or criminal penalties.
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or

Index
if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, if approved. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
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
To obtain marketing approvals for our product candidates in the United States and abroad, we must, among other requirements, complete adequate and well-controlled clinical trials sufficient to demonstrate to the FDA and other regulatory bodies that the product candidate is safe and effective for each indication for which approval is sought. If the FDA finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury due to, among other things, occurrence of one or more serious adverse events in an ongoing clinical trial, the FDA can place one or more of our clinical trials on partial or full clinical hold. If safety concerns develop, we may, or the FDA, a foreign regulatory authority, or an Institutional Review Board (“IRB”) may require us to pause or stop the affected trials before completion.
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
Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk of fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the regulations of the FDA and other similar foreign regulatory authorities, provide true, complete and accurate information to the FDA and other similar foreign regulatory authorities, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The laws that may affect our ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in

Index
whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal False Claims Act. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;
•federal civil and criminal false claims laws and civil monetary penalty laws, including the Federal False Claims Act (the “FCA”), which impose criminal and civil penalties, including through civil “qui tam” or “whistleblower” actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the Federal False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
•HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•the federal Physician Payment Sunshine Act, created under the ACA and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the

Index
privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting it from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant criminal, civil and administrative sanctions including monetary penalties, damages, fines, disgorgement, individual imprisonment, and exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if it becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and it may be required to curtail or restructure our operations, any of which could adversely affect our ability to operate our business and our results of operations.
Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.
Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization.
Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that it will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that it will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional non-clinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.
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

Index
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
There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (“HHS”). CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.
Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates third-party payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that it commercializes and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. In order to obtain

Index
reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.
Additionally, we and/or our collaborators may develop companion diagnostic tests for use with our product candidates. We, or our collaborators, may be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved. Even if we obtain regulatory approval or clearance for such companion diagnostics, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our product candidates. Medicare reimbursement methodologies, whether under Part A, Part B, or clinical laboratory fee schedule may be amended from time to time, and we cannot predict what effect any change to these methodologies would have on any product candidate or companion diagnostic for which it receives approval. Our inability to promptly obtain coverage and adequate reimbursement from both third-party payors for the companion diagnostic tests that we develop and for which we obtain regulatory approval could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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

Index
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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

Index
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

Index
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
On December 1, 2015, Cend entered into an Exclusive License Agreement (the “SBP License Agreement”) with the Sanford Burnham Prebys Medical Discovery Institute (“SBP”), a California not-for-profit, public benefit corporation based in San Diego, California. Pursuant to the SBP License Agreement, which we assumed in connection with the Merger, SBP licensed to Cend the exclusive right to use certain patents to further Cend’s research and development efforts relating to LSTA1. Because we do not have the right to control the preparation, filing and prosecution of all of the patent applications, or to maintain the patents, covering LSTA1, we cannot be certain that these patents and applications will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If our licensors fail to maintain such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any products that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties will also apply to patent rights it may own in the future.
Further, pursuant to our license agreements, we may be held responsible for bringing actions against infringers. Certain of our license agreements could also require us to meet development thresholds to maintain the license, including establishing a set timeline for developing and commercializing products and minimum yearly diligence obligations in developing and commercializing the product. Disputes may also arise regarding intellectual property subject to a licensing agreement.
If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.
If we fail to comply with our obligations under these license agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.
If we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully partner and commercialize our products and technology may be adversely affected.
Our success depends on our ability to obtain and maintain patent protection in the United States and other countries with respect to proprietary product candidates and manufacturing technology. Our proposed licensors have sought and we intend to seek to protect proprietary position by filing patent applications in the United States and abroad related to the novel technologies and product candidates that are important to our business.
The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. For example, in some cases, the work of certain academic researchers in the field of oncology could enter the public domain, which may compromise our ability to obtain patent protection for certain inventions related to or building upon such prior work. Consequently, we may not be able to obtain any such patent rights to prevent others from using our technology for, and developing and marketing competing products to treat, these indications. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of patent rights are highly uncertain. Any pending and future patent applications may not result in patents being issued which protect the related technology or product candidates or which effectively prevent others from commercializing competitive technologies and product candidates. Changes in either the patent laws or interpretation of

Index
the patent laws in the United States and other countries may diminish the value of patents or narrow the scope of patent protection.
We may not be aware of all third-party intellectual property rights potentially relating to our targeted product candidates. Publications of discoveries in the scientific literature often lag the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in any owned or any licensed patents or pending patent applications, or that it was the first to file for patent protection of such inventions.
Even if the patent applications we license or may own in the future do issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Our competitors or other third parties may be able to circumvent key patents by developing similar or alternative technologies or products in a non-infringing manner.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and key patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products; or limit the duration of the patent protection of our technology and product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
Further, in the event we breach the terms of the SBP License Agreement, we could lose the ability to continue the development and potential commercialization of LSTA1, and our operations and profitability will be significantly negatively impacted.
If we fail to comply with our obligations in any future agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with future licensors, we could lose license rights that are important to our business.
In the future, we may be party to license or collaboration agreements with third parties to advance our research or allow commercialization of product candidates. Such future agreements may impose numerous obligations, such as development, diligence, payment, commercialization, funding, milestone, royalty, sublicensing, insurance, patent prosecution, enforcement and other obligations on us and may require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. In spite of our best efforts, future licensors might conclude that we have materially breached future license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technologies covered by these license agreements.
Any termination of these licenses, or if the underlying patents fail to provide the intended exclusivity, could result in the loss of significant rights and could harm our ability to commercialize our product candidates, and competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and it may be required to cease our development and commercialization of certain of our product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
Disputes may also arise between us and our future licensors regarding intellectual property subject to a license agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe, misappropriate or otherwise violate intellectual property rights of the licensor that is not subject to the licensing agreement;
•our right to sublicense patent and other rights to third parties under collaborative development relationships;
•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;
•the priority of invention of any patented technology; and
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our future licensors and us and our partners.

Index
In addition, the agreements under which we may license intellectual property or technology from third parties in the future are likely to be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we may license in the future prevent or impair our ability to maintain future licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.
We may not be successful in obtaining necessary additional rights to our product candidates through acquisitions and in-licenses.
We may discover that it needs to obtain additional rights to the foundational IP associated with the product candidates we plan to develop, manufacture and market. If this occurs, we intend to license or purchase the rights to those candidates, which may nor may not prove successful at all, or on acceptable terms. If our programs require the use of proprietary rights held by third parties, such as academic institutions, the growth of our business will critically depend on our ability to acquire, in-license or use these proprietary rights, which may not prove possible on acceptable terms. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. If we are unable to license or acquire third-party intellectual property rights on terms that would allow us to execute our business plan, your investment may be lost.
We may collaborate with non-profit and academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions would provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to it. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.
If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may be required to expend significant time and resources to redesign our product candidates, identify other candidates, or to develop or license replacement technology, none of which may be feasible on a technical or commercial basis, especially with our limited resources. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could critically harm our business.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our licensed patents and/or applications and any patent rights we may own in the future. We may rely on our outside counsel or licensing partners to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We plan to employ reputable law firms and other professionals to help us comply, but we will also be dependent on our licensors to take the necessary action to comply with these requirements with respect to their licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.
We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
We anticipate that many of our consultants or advisors will currently be, or were previously, employed at universities, industry service providers (e.g., CDMOs, CROs, CDOs, etc.), or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we

Index
have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.
Presently we have two pending patent applications in the United States and fourteen pending patent applications outside the United States. Because additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights.
Our product candidates may also require specific formulations to work effectively and efficiently and these rights may be held by others. Similarly, efficient production or delivery of our product candidates may also require specific compositions or methods, and the rights to these may be owned by third parties. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we are able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be nonexclusive, thereby giving our competitors access to the same technologies licensed to it. In that event, we may be required to expend significant time and resources to develop or license replacement technology. Moreover, the molecules that will be used with our product candidates may be covered by the intellectual property rights of others.
Additionally, we sometimes collaborate with academic institutions to accelerate our clinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program and allowing third parties to compete with us. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.
The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies that are more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to it. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that it may seek to acquire. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program, and our business, results of operations, financial condition and prospects could suffer.
If we do not obtain patent term extension and data exclusivity for any of our current or future product candidates we may develop, our business may be materially harmed.
Depending upon the timing, duration and specifics of any FDA marketing approval of any of our current or future product candidates, one or more U.S. patents we may own or in-license in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors

Index
may obtain approval of competing products following expiration of any patents that issue from our patent applications, and our business, financial condition, results of operations, and prospects could be materially harmed.
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our marks of interest and our business may be adversely affected.
Our trademarks or trade names may be challenged, infringed, diluted, circumvented or declared generic or determined to be infringing on other marks. We intend to rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During the trademark registration process, we may receive Office Actions from the USPTO objecting to the registration of our trademarks. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to obtain a registered trademark or establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.
If we are unable to protect the confidentiality of trade secrets, our competitive position could be impaired.
A significant amount of our technology, especially regarding manufacturing processes, is unpatented and is maintained as trade secrets and /or know-how. We expend significant energy, resources and know-how in an effort to protect these trade secrets and know-how, including through the use of confidentiality agreements. Even so, improper use or disclosure of our confidential information could occur, and in such case, adequate remedies may not exist. The disclosure of trade secrets and know-how could impair our competitive position. Although we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, trade secrets can be difficult to protect and we have limited the protection of trade secrets used by our collaborators and suppliers. We cannot be certain that we have or will obtain these agreements in all circumstances and cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information.
Moreover, any of these parties might breach the agreements and intentionally or inadvertently disclose our trade secret information and we may not be able to obtain adequate remedies for such breaches. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights and trade secrets to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, financial condition, results of operations and future prospects.
Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. For example, significant elements, including aspects of drug manufacturing processes, experiments to validate mechanisms and pharmacology, drug design, and related processes, are based on unpatented trade secrets that are not publicly disclosed. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us.
Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. Although we require all of our employees to assign their inventions to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual

Index
property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES
We may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.
We may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.
In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety, potency, purity and efficacy and obtain marketing approval.
Further, collaborations involving our product candidates are subject to numerous risks, which may include the following:
•collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
•collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization of our product candidates based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;
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
As a result, if we enter into additional collaboration agreements and strategic partnerships or licenses our product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

Index
Our manufacturing process needs to comply with regulatory authority regulations relating to the quality and reliability of such processes. Any failure to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any regulatory approvals.
In order to commercially produce our products either at our own facility or at a third party’s facility, we will need to comply with the FDA’s and other regulatory authority's cGMP regulations and guidelines. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our precision medicines as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of our precision medicines for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and business.
If our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.
Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.
RISKS RELATED TO MANAGING GROWTH AND EMPLOYEE MATTERS
We may need to grow the size of our organization, and may experience difficulties in managing this growth.
As of December 31, 2022, we had 27 full-time employees. We intend to hire new employees to conduct our research and development activities/administrative/scientific in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•Advance applications of our drug discovery and development platform;
•managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and
•improving our operational, financial and management controls, reporting systems and procedures.
Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of our attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical trial management and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the

Index
services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.
If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, or we are not able to effectively build out new facilities to accommodate this expansion, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
We face an inherent risk of product liability as a result of the planned clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•decreased demand for our product candidates or products that we may develop;
•injury to our reputation;
•withdrawal of clinical trial participants;
•initiation of investigations by regulators;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue;
•exhaustion of any available insurance and our capital resources;
•the inability to commercialize any product candidate; and
•a decline in share price.
Failure to obtain or retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. Although we have clinical trial insurance, our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.
RISKS RELATED TO THE MERGER
We recently completed the Merger, and if we are unable to integrate successfully and realize the anticipated benefits of the Merger, this would adversely affect our business.
The Merger involved the combination of two companies which previously operated as independent companies. We may fail to realize some or all of the anticipated benefits of the Merger if the integration process takes longer than expected or is more costly than expected. It is possible that the integration process could result in the diversion of management’s attention, the disruption or interruption of, or the loss of momentum in, our ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, suppliers and

Index
employees or the ability to achieve the anticipated benefits of the Merger, or could otherwise adversely affect our business and financial results.
Due to the Merger, we may be exposed to increased litigation, including stockholder litigation, which could have an adverse effect on our business and operations.
We may be exposed to increased litigation from stockholders, customers, suppliers, consumers and other third parties due to the Merger. Such litigation may have an adverse impact on our business and results of operations or may cause disruptions to our operations. In addition, in the past, stockholders have initiated class action lawsuits against biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.
GENERAL RISK FACTORS
If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.
We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.
Although we maintain workers’ compensation insurance to cover costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.
Data collection is governed by restrictive regulations governing the use, storage, processing and transfer of personal information.
The collection, use, storage, disclosure, transfer, or other processing of personal data is subject to the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations beginning July 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.
We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.
We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. A

Index
successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.
In addition, the computer systems of various third parties on which we rely, and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.
RISKS RELATED TO OUR CAPITAL STOCK
Our stock price has been, and will likely continue to be, highly volatile.
The market price of our common stock has been, and in the future may continue to be, highly volatile. For example, from January 1, 2022 through March 30, 2023 our common stock traded as low as $2.36 per share and as high as $17.10 per share.
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

Index
In addition, broader external events, such as news concerning economic or market conditions in the general economy or within our industry, the activities of our competitors, changes (or the threat of changes) in U.S. or foreign government regulations impacting the life sciences industry or the movement of capital into or out of our industry, are likely to affect the price of our common stock. Geopolitical events, including the continued threat of terrorism and the impact of military and other action, including military actions involving Russia and Ukraine, could impact our stock price as well. There can be no assurance that the market price of our common stock will not continue to fluctuate or decline significantly in the future.
We may fail to comply with the continued listing requirements of the Nasdaq Capital Market, such that our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
Our common stock is listed for trading on the Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days (the "Minimum Bid Price Requirement"). We have in the past been notified by Nasdaq that we were not in compliance with the Minimum Bid Price Requirement, and while we have regained compliance, there can be no assurance that we will remain compliant with the Minimum Bid Price Requirement or any other Nasdaq continued listing requirements.
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
As of December 31, 2022, there were 7,866,061 shares of our common stock outstanding. In addition, there were outstanding stock options, restricted stock units and warrants representing the potential issuance of an additional 2,863,000 shares of our common stock. The issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect the price of our common stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares could cause the supply of our common stock available for purchase in the market to exceed the purchase demand for our common stock. Such supply in excess of demand could cause the market price of our common stock to decline.
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

Index
Failure to achieve and maintain effective internal control over financial reporting could result in a loss of investor confidence in our financial reports and could have a material adverse effect on our stock price. Additionally, failure to maintain effective internal control over our financial reporting could result in government investigation or sanctions by regulatory authorities.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our corporate headquarters are in Basking Ridge, New Jersey. The space is approximately 8,100 rentable square feet and the base monthly rent is approximately $15,900 through September 30, 2025. We have two five-year renewal options. We also lease approximately 3,400 rentable square feet in our Rye Brook, New York office for a base monthly rent of approximately $9,200. This lease expires in March 2023, and we have notified the landlord that we do not intend to renew the lease. We believe the total leased space at the Basking Ridge, New Jersey location is sufficient for the near future.

ITEM 3. LEGAL PROCEEDINGS.
From time to time, we are subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of pending claims cannot be predicted with certainty, we do not believe that the outcome of any pending claims will have a material adverse effect on our financial condition or operating results.
In May 2021, Cend received a written threat of litigation on behalf of a Chinese entity called Lingmed Limited (“Lingmed”) claiming Lingmed was entitled to a success fee based on Cend’s Collaboration and License Agreement with Qilu Pharmaceuticals. Cend responded by denying that Lingmed is entitled to a success fee under the terms of their agreement. In May 2022, Cend was served with a complaint filed by Lingmed in the San Diego County Superior Court, alleging claims for breach of contract, fraud and declaratory relief. Cend’s response to the complaint was filed on June 6, 2022. Lingmed filed an answer to Cend’s response on July 11, 2022. The court held a case management conference on October 7, 2022, which resulted in a continuance until December 16, 2022. On December 16, 2022, the court continued the Case Management Conference until April 7, 2023. The Company denies these allegations and intends to vigorously defend against this claim.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

Index
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Our Common Equity
Our common stock trades on The Nasdaq Capital Market under the symbol “LSTA.”
Holders
As of March 30, 2023, there were approximately 292 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
Dividends and Dividend Policy
We have not paid cash dividends on our common stock. The holders of our common stock are each entitled to receive dividends when and if declared by the board of directors out of funds legally available therefore, subject to the terms of any outstanding series of preferred stock. We intend to retain any future earnings to fund the development and growth of our business, and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Equity Compensation Plan Information
The following table provides information as of December 31, 2022 regarding shares of our common stock that may be issued under our existing equity compensation plans, including our 2018 Equity Incentive Compensation Plan (the “2018 Plan”), our 2015 Equity Compensation Plan (the “2015 Plan”), our 2009 Stock Option and Incentive Plan (the “2009 Plan”), and our amended 2017 Employee Stock Purchase Plan (the “Amended 2017 ESPP”).

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options (1)	Weighted Average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders (2)	1,391,352	$10.83	587,449	(3)
Equity compensation plans not approved by security holders	0	—	0
Total	1,391,352	$10.83	587,449	(3)
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
Overview
We are a clinical-stage pharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies for the treatment of solid tumors and other major diseases. Our lead investigational product candidate, LSTA1 (formerly known as CEND-1), is designed to activate a novel uptake pathway that allows co-administered or tethered anti-cancer drugs to penetrate solid tumors more effectively. LSTA1 actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are not affected. LSTA1 also has the potential to modify the tumor microenvironment (“TME”), with the objective of making tumors more susceptible to immunotherapies. Lisata and its collaborators have amassed significant non-clinical data demonstrating enhanced delivery of a range of emerging anti-cancer therapies, including immunotherapies and RNA-based therapeutics. To date, LSTA1 has also demonstrated favorable safety, tolerability, and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy for pancreatic cancer. We are exploring the potential of LSTA1 to enable a variety of treatment modalities to treat a range of solid tumors more effectively. In addition, we have clinical development programs based on our autologous CD34+ cell therapy technology platform that are advancing toward their next development milestone while incurring no capital outlay.
Our leadership team has decades of collective biopharmaceutical and pharmaceutical product development experience across a variety of therapeutic categories and at all stages of development from preclinical through to product registration and launch. Our goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. Our current development pipeline includes:
•LSTA1, the subject of phase 1b/2a and 2b clinical studies being conducted globally in a variety of solid tumor types, including metastatic pancreatic ductal adenocarcinoma (mPDAC), in combination with a variety of anti-cancer regimens;
•HONEDRA® (LSTA12 formerly CLBS12), recipient of SAKIGAKE designation, pursuant to which early conditional approval in Japan for the treatment of critical limb ischemia (“CLI”) and Buerger’s disease is being sought based on the current results of a clinical trial executed in Japan. HONEDRA® was the recipient of orphan drug designation in March 2021 from the U.S. Food and Drug Administration (“FDA”) for Buerger's disease; and
•LSTA201 (formerly CLBS201), the subject of a recently completed study designed to assess the safety and efficacy of CD34+ cell therapy as a regenerative treatment for patients with chronic kidney disease related to type 2 diabetes (diabetic kidney disease or “DKD”).
Impact of the COVID-19 Pandemic
The COVID-19 pandemic continues to present substantial public health and economic challenges around the world, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures.
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has and will continue to impact our operations and the operations of our suppliers, vendors and business partners, and may take further precautionary and preemptive actions as may be required by federal, state or local authorities. In addition, we have taken steps to minimize the current environment’s impact on our business and strategy, including devising contingency plans and securing additional resources from third party service providers. For the safety of our employees and families, we implemented a universal work from home policy as well as stringent social distancing and other hygiene policies for employees when they must be in the office. Our clinical study of HONEDRA® in Japan experienced significant delays in enrollment due to the States of Emergency in effect in Japan for most of 2020, 2021 and 2022 covering Tokyo and other regions in response to an increased number of COVID-19 infections. With our expectation that COVID-19 in Japan would continue to negatively impact enrollment of patients in the HONEDRA® clinical trial, we elected to suspend trial enrollment, seek a development partner and consult with the Japanese regulatory authorities regarding the submission of patient data already accrued. In addition, our phase 2b trial of XOWNA® in the United States also experienced delays in enrolling patients as a result of COVID-19, as described above. In May 2022, we announced that enrollment in the FREEDOM Trial was suspended and that we intended to conduct an interim analysis of the data from not less than the first 20 patients enrolled using the 6-month follow-up data to evaluate the

Index
efficacy and safety of XOWNA® in subjects with CMD. Following this analysis along with Key Opinion Leaders’ input, we determined that execution of a redesigned FREEDOM-like trial would be the appropriate next step, but the cost of such a trial would be prohibitively expensive to undergo without a strategic partner. Accordingly, our board of directors concluded that XOWNA® development will only be continued if a strategic partner that can contribute the necessary capital for a redesigned trial is identified and secured. There can be no assurance that we will be able to identify such a partner and enter into an agreement with such partner on acceptable terms or at all.
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

Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
Operating Expenses:
Research and development	$13,067	$17,576	$(4,509)
In-process research and development	30,393	—	30,393
General and administrative	14,141	11,474	2,667
Total operating expenses	57,601	29,050	28,551
Loss from operations	(57,601)	(29,050)	(28,551)
Total other income	897	76	821
Benefit from income taxes	(2,479)	(1,508)	971
Net loss	$(54,225)	$(27,466)	$(26,759)
Overall, net losses were $54.2 million and $27.5 million for the years ended December 31, 2022 and 2021, respectively.
Operating Expenses
For the year ended December 31, 2022, operating expenses totaled $57.6 million compared to $29.1 million for the year ended December 31, 2021, representing an increase of $28.6 million or 98.3%. Excluding the non-routine in-process research and development expense of $30.4 million associated with the Merger, operating expenses decreased by $1.8 million or 6.3% compared to the year ended December 31, 2021.
Operating expenses comprise the following:
•Research and development expenses were approximately $13.1 million for the year ended December 31, 2022 compared to $17.6 million for the year ended December 31, 2021, representing a decrease of approximately $4.5 million, or 25.7%. This was primarily due to a decrease in expenses associated with our XOWNA® Phase 2b study (the FREEDOM Trial) as a result of the suspension in enrollment which commenced in the second quarter of 2022 and study close out activities in the third quarter of 2022, a decrease in expenses associated with HONEDRA® in Japan related to study close out costs and one off recruiting expenses and interim CMO consulting expenses in the prior year partially offset by the addition of CMC activities for LSTA1 and enrollment activities for AGITG ASCEND study. Research and development in both periods related to:

Index
▪expenses associated with our XOWNA® Phase 2b study (the FREEDOM Trial);
▪expenses associated with our registration-eligible study for HONEDRA® in critical limb ischemia in Japan as well as corresponding regulatory discussions support expenses;
▪expenses associated with the preparation of our filing of an Investigational New Drug Application (“IND”), as well as study execution expenses for the clinical study of LSTA201 for treatment of DKD, a Phase 1b, open-label, proof-of-concept trial which includes six subjects in total;
▪expenses associated with the addition of CMC activities for LSTA1, enrollment activities for the LSTA1 Phase 2b ASCEND study and preparatory activities associated with the design of a planned LSTA1 proof-of-concept basket trial in various solid tumors and in combination with the corresponding standards of care.
•General and administrative expenses were approximately $14.1 million for the year ended December 31, 2022, compared to $11.5 million for the year ended December 31, 2021, representing an increase of approximately $2.7 million, or 23.2%. This was primarily due to a one-time increase in fees associated with the review of potential strategic transactions and Merger related costs, an increase in equity expense as a result of performance stock unit vesting, Merger option assumption expense and departing board member restricted stock unit vesting in addition to an increase in expenses associated with our annual stockholder meeting. Our general and administrative expenses is comprised of general corporate-related activities.
Historically, to minimize our use of cash, we have used a variety of equity instruments as compensation to employees, consultants, directors and other service providers. The use of these equity instruments has resulted in non-cash charges to the results of operations, which has been significant in the past.
Other Income
Total other income is comprised primarily of investment income on cash, cash equivalents and marketable securities and a loss on sale related to the sale of our New Jersey net operating losses (“NJ NOLs”).
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

Analysis of Liquidity and Capital Resources
At December 31, 2022, we had cash, cash equivalents, and marketable securities of approximately $69.2 million, working capital of approximately $65.5 million, and stockholders’ equity of approximately $66.6 million.
During the year ended December 31, 2022, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash provided by or (used in) operating, investing and financing activities were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(21,170)	$(22,245)
Net cash provided by (used in) investing activities	28,911	(54,896)
Net cash (used in) provided by financing activities	(224)	85,276

Index
Operating Activities
Our cash used in operating activities during the year ended December 31, 2022 totaled approximately $21.2 million, comprising (i) our net loss of $54.2 million, as adjusted for non-cash income and expenses totaling $33.9 million (which includes adjustments for equity-based compensation, depreciation and amortization, in process research and development expenses, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities of approximately $0.8 million.
Our cash used in operating activities during the year ended December 31, 2021 totaled approximately $22.2 million, which is the sum of (i) our net loss of $27.5 million, as adjusted for non-cash income and expenses totaling $4.6 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities of approximately $0.6 million.
Investing Activities
Our cash provided by investing activities during the year ended December 31, 2022 totaled approximately $28.9 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities) and partially offset by asset acquisition costs, net of cash acquired related to the Merger of $3.3 million.
Our cash used in investing activities during the year ended December 31, 2021 totaled approximately $54.9 million and was primarily due to net purchases of marketable securities (net of sales of marketable securities).
Financing Activities
Our cash used in financing activities during the year ended December 31, 2022 totaled $0.2 million, consisting primarily of tax withholding-related payments on net share settlement equity awards to employees.
Our cash provided by financing activities during the year ended December 31, 2021 primarily consisted of (i) net proceeds of $23.1 million through the issuance of common shares and warrants in our January 2021 private placement, (ii) net proceeds of $1.8 million in connection with warrant exercises, (iii) net proceeds of $60.6 million through the issuance of common shares and warrants in both of our February 2021 registered direct offerings, which was partially offset by tax withholding-related payments on net share settlement equity awards to employees.
Liquidity and Capital Requirements Outlook
To meet our short and long-term liquidity needs, we expect to use existing cash balances, marketable securities and a variety of other means. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets. Our history of operating losses and liquidity challenges may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of pharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. We will also continue to seek, as appropriate, grants for scientific and clinical studies from various governmental agencies and foundations, and other sources of non-dilutive funding. We believe that our cash on hand and marketable securities will enable us to fund operating expenses for at least the next 12 months following the issuance of our financial statements. Our future capital requirements are difficult to forecast and will depend on many factors including the timing and nature of any other strategic transactions that we undertake; and our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements.
On June 4, 2021, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million. Subsequent to the filing of our Form 10-K on March 22, 2022, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $43.6 million. Pursuant to General Instruction I.B.6 of Form S-3, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of such Form 10-K filing, the aggregate amount of securities that we are permitted to offer and sell was reduced to $17,698,943, which was equal to one-third of the aggregate market value of our common stock held by non-affiliates as of September 21, 2022. As of December 31, 2022, we had not issued any shares under the ATM Agreement.
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

Index
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
Merger with Cend Therapeutics
On September 15, 2022, we, then operating as Caladrius Biosciences, Inc. (“Caladrius"), completed our acquisition of Cend (the “Merger”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of April 26, 2022, by and among us, Cend and CS Cedar Merger Sub, Inc. (“Merger Sub”). We concluded that the Merger was an asset acquisition, as substantially all of the fair value of the non-monetary assets acquired was concentrated in in-process research and development (“IPR&D”). We determined that the cost to acquire the Cend assets was $36.1 million, based on the fair value of the equity consideration issued, our initial investment, assumption of stock options and direct costs of the acquisition. The net assets acquired in connection with the Merger were recorded at their estimated fair values as of September 15, 2022, which was the date Merger was completed. Cend’s assets (except for cash and working capital) were measured and recognized as an allocation of the transaction price based on their relative fair values as of the transaction date with any value associated with IPR&D with no alternative future use being expensed as reported in the consolidated statement of operations.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements and notes thereto required to be filed under this Item are presented commencing on page 72 of this Annual Report.

Index
Lisata Therapeutics, Inc. and Subsidiaries

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Lisata Therapeutics, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Lisata Therapeutics, Inc., (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Determination of accounting acquirer and assessment of the accounting treatment
As described further in note 1 to the financial statements, the Company executed a Merger Agreement and acquired Cend Therapeutics, Inc. ("Cend") on September 15, 2022. We identified the determination of the accounting acquirer and assessment of the accounting treatment in the merger with Cend as a critical audit matter.
The principal considerations for our determination identified the determination of the accounting acquirer and assessment of the accounting treatment in the merger with Cend is a critical audit matter are that the merger was accounted for as an asset acquisition, with the Company being identified as the accounting acquirer. Evaluating the Company's accounting treatment of the merger required especially subjective auditor judgment. Specifically, a high degree of auditor judgment was required to evaluate the Company's determination of the accounting acquirer and assessment of the transaction as an asset acquisition.
Our audit procedures related to the determination of the accounting acquirer and assessment of the accounting treatment included the following, among others.
•review of management's accounting memorandum that documented the factors the Company considered in determining the accounting acquirer, including voting interests held by the former shareholder groups and the composition of the board of directors and senior management of the combined Company. In addition, we inspected the

Index
Company's Merger Agreement and assessed the terms in the agreement and compared them to the Company's accounting memorandum.
•We tested and consulted with our national office regarding the Company's determination of the accounting acquiror including the assessment of the voting interests of the various shareholder groups held in the Company post transaction and the composition of the board of directors and senior management of the combined entities.
•Additionally, we evaluated the composition and amounts of the assets acquired in the transaction and whether Cend contained processes in place to generate outputs in the assessment of the transaction as an asset acquisition.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2011.
New York, New York
March 30, 2023

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$32,154	$24,647
Marketable securities	37,072	70,323
Prepaid and other current assets	2,650	1,212
Total current assets	71,876	96,182
Property and equipment, net	296	62
Acquired license-intangible, net	334	—
Other assets	528	764
Total assets	$73,034	$97,008
LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Liabilities
Accounts payable	$2,655	$1,934
Accrued liabilities	3,728	2,589
Total current liabilities	6,383	4,523
Other long-term liabilities	327	485
Total liabilities	6,710	5,008
Commitments and Contingencies (Note 14)
Stockholders' Equity
Preferred stock; authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 0.000067 share of common stock, $0.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, authorized 33,333,333 shares; issued 7,866,799 and 3,986,719 shares, at December 31, 2022 and December 31, 2021, respectively; and outstanding, 7,866,061 and 3,985,981 shares, at December 31, 2022 and December 31, 2021, respectively	8	4
Additional paid-in capital	574,548	546,044
Treasury stock, at cost; 738 shares at December 31, 2022 and December 31, 2021 respectively	(708)	(708)
Accumulated deficit	(507,241)	(453,016)
Accumulated other comprehensive loss	(29)	(70)
Total Lisata Therapeutics, Inc. stockholders' equity	66,578	92,254
Non-controlling interests	(254)	(254)
Total equity	66,324	92,000
Total liabilities, non-controlling interests and equity	$73,034	$97,008

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021
Operating Expenses:
Research and development	$13,067	$17,576
In-process research and development	30,393	—
General and administrative	14,141	11,474
Operating expenses	57,601	29,050

Operating loss	(57,601)	(29,050)

Other income (expense):
Investment income, net	1,052	151
Other expense, net	(155)	(75)
Total other income	897	76

Net loss before benefit from income taxes and noncontrolling interests	(56,704)	(28,974)
Benefit from income taxes	(2,479)	(1,508)
Net loss	$(54,225)	$(27,466)
Less - net income (loss) attributable to noncontrolling interests	—	—
Net loss attributable to Lisata Therapeutics, Inc. common stockholders	$(54,225)	$(27,466)

Basic and diluted loss per share:
Lisata Therapeutics, Inc. common stockholders	$(10.47)	$(7.45)

Weighted average common shares outstanding:
Basic and diluted shares	5,180	3,688

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(54,225)	$(27,466)

Other comprehensive income (loss):
Available for sale securities - net unrealized gain (loss)	52	(57)
Cumulative translation adjustment arising during the period	(11)	—
Total other comprehensive income (loss)	41	(57)

Comprehensive loss	(54,184)	(27,523)

Comprehensive income (loss) attributable to noncontrolling interests	—	—

Comprehensive loss attributable to Lisata Therapeutics, Inc. common stockholders	$(54,184)	$(27,523)

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2020	1,292	$1	$458,766	$(13)	$(425,550)	$(708)	$32,496	$(254)	$32,242
Net loss	—	—	—	—	(27,466)	—	(27,466)	—	(27,466)
Share-based compensation	35	—	1,757	—	—	—	1,757	—	1,757
Net proceeds from issuance of common stock and warrants	2,659	3	85,497	—	—	—	85,500	—	85,500
Proceeds from option exercises	—	—	24	—	—	—	24	—	24
Unrealized loss on marketable securities	—	—	—	(57)	—	—	(57)	—	(57)
Balance at December 31, 2021	3,986	$4	$546,044	$(70)	$(453,016)	$(708)	$92,254	$(254)	$92,000
Net loss	—	—	—	—	(54,225)	—	(54,225)	—	(54,225)
Share-based compensation	97	—	2,367	—	—	—	2,367	—	2,367
Net proceeds from issuance of common stock	11	—	43	—	—	—	43	—	43
Issuance of common stock in connection with Merger	3,773	4	26,094	—	—	—	26,098	—	26,098
Unrealized gain on marketable securities	—	—	—	52	—	—	52	—	52
Foreign currency translation adjustment	—	—	—	(11)	—	—	(11)	—	(11)
Balance at December 31, 2022	7,867	$8	$574,548	$(29)	$(507,241)	$(708)	$66,578	$(254)	$66,324

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(54,225)	$(27,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	2,636	2,005
Depreciation and amortization	69	55
In process research and development expenses	30,393	—
Amortization/accretion on marketable securities	788	2,514
Changes in operating assets and liabilities:
Prepaid and other current assets	(845)	(453)
Other assets	237	(150)
Accounts payable, accrued liabilities and other liabilities	(223)	1,250
Net cash used in operating activities	(21,170)	(22,245)
Cash flows from investing activities:
Purchase of marketable securities	(89,687)	(179,775)
Sales of marketable securities	122,203	124,939
Asset acquisition costs, net of cash acquired related to Merger	(3,320)	—
Purchases of property and equipment	(285)	(60)
Net cash provided by (used in) investing activities	28,911	(54,896)
Cash flows from financing activities:
Proceeds from exercise of options	—	24
Tax withholding payments on net share settlement equity awards	(267)	(248)
Net proceeds from issuance of capital stock	43	85,500
Net cash (used in) provided by financing activities	(224)	85,276
Effect of exchange rate changes on cash	(10)	—
Net increase in cash and cash equivalents	7,507	8,135
Cash and cash equivalents at beginning of year	24,647	16,512
Cash and cash equivalents at end of year	$32,154	$24,647

Supplemental Disclosure of Cash Flow Information:
Issuance of common stock in connection with Merger	$23,580	$—
Incremental fair value of Cend's fully vested stock options assumed	$2,136	$—
See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Business
Overview
Lisata Therapeutics, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage pharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies for the treatment of solid tumors and other major diseases. The Company's lead investigational product candidate, LSTA1 (formerly known as CEND-1), is designed to activate a novel uptake pathway that allows co-administered or tethered anti-cancer drugs to penetrate solid tumors more effectively. LSTA1 actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are not affected. LSTA1 also has the potential to modify the tumor microenvironment (“TME”), with the objective of making tumors more susceptible to immunotherapies. The Company and its collaborators have amassed significant non-clinical data demonstrating enhanced delivery of a range of emerging anti-cancer therapies, including immunotherapies and RNA-based therapeutics. To date, LSTA1 has also demonstrated favorable safety, tolerability, and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy for pancreatic cancer. The Company is exploring the potential of LSTA1 to enable a variety of treatment modalities to treat a range of solid tumors more effectively. In addition, the Company has clinical development programs based on its autologous CD34+ cell therapy technology platform that are advancing toward their next development milestone while incurring no capital outlay.
The Company's leadership team has decades of collective biopharmaceutical and pharmaceutical product development experience across a variety of therapeutic categories and at all stages of development from preclinical through to product registration and launch. Its goal is to develop and commercialize products that address important unmet medical needs based on a broad and versatile portfolio of candidates. The Company’s current development pipeline includes:
•LSTA1, the subject of Phase 1b/2a and 2b clinical studies being conducted globally in a variety of solid tumor types, including metastatic pancreatic ductal adenocarcinoma (mPDAC), in combination with a variety of anti-cancer regimens;
•HONEDRA® (LSTA12, formerly CLBS12), recipient of SAKIGAKE designation, pursuant to which early conditional approval in Japan for the treatment of critical limb ischemia (“CLI”) and Buerger’s disease is being sought based on the current results of a clinical trial executed in Japan. HONEDRA® was the recipient of orphan drug designation in March 2021 from the U.S. Food and Drug Administration (“FDA”) for Buerger's disease; and
•LSTA201 (formerly, CLBS201), the subject of a recently completed study designed to assess the safety and efficacy of CD34+ cell therapy as a regenerative treatment for patients with chronic kidney disease related to type 2 diabetes (diabetic kidney disease or “DKD”).
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
Pursuant to the terms set forth in the Merger Agreement and effective September 15, 2022 (the “Effective Time”): (i) Merger Sub merged with and into Cend, with Cend surviving as a wholly owned subsidiary of Caladrius, (ii) Caladrius changed its name to Lisata Therapeutics, Inc., and (iii) Caladrius effected a 1:15 reverse stock split of its common stock (“Reverse Stock Split”) prior to the Effective Time. At the Effective Time, each share of Cend's common stock outstanding immediately prior to the Effective Time was converted into the right to receive shares of Lisata’s common stock based on an exchange ratio of 0.5338, after taking into account the Reverse Stock Split (the “Exchange Ratio”). In connection with the Merger close, the Company issued an aggregate of 3,772,768 shares of common stock, based on the Exchange Ratio, to holders of Cend, in exchange for all of the Cend capital stock outstanding immediately prior to the closing of the Merger.
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

Index
Caladrius was considered to be the accounting acquirer based on the terms of the Merger Agreement and certain factors including: (i) Caladrius owned approximately 52% of the Company's outstanding shares of common stock immediately following the close of the Merger; (ii) although both entities contributed to the new management team of Lisata, the Caladrius team had more individuals on the management team and holds the chief executive officer (“CEO”), chief medical officer (“CMO”) and other senior management roles; (iii) Caladrius paid a premium to acquire Cend’s assets; and (iv) Caladrius was significantly larger than Cend regarding total assets, operations, and research and development activities. The Merger was accounted for as an asset acquisition as substantially all of the fair value is concentrated in in-process research and development (“IPR&D”). Cend’s assets (except for cash and working capital) were measured and recognized as an allocation of the transaction price based on their relative fair values as of the transaction date with any value associated with IPR&D with no alternative future use being expensed as reported in the consolidated statement of operations. Operating results presented in the consolidated statements of operations and comprehensive loss prior to the Merger are solely related to Caladrius Biosciences, Inc. and subsidiaries.
Coronavirus Considerations
In December 2019, a novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, was reported to have surfaced in China. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the world's economies began to experience pronounced effects. Despite the FDA approval of multiple COVID-19 vaccines in late 2020, there remains uncertainty around the extent and duration of disruption and any future related financial impact cannot reasonably be estimated at this time. In response to the COVID-19 pandemic, the Company implemented a universal work from home policy as well as stringent social distancing and other hygiene policies for employees when they must be in the office. The Company's clinical study of HONEDRA® in Japan experienced significant delays in enrollment due to the States of Emergency in effect in Japan for most of 2020, 2021 and 2022 covering Tokyo and other regions in response to an increased number of COVID-19 infections. With the Company's expectation that COVID-19 in Japan would continue to negatively impact clinical site operations and enrollment of patients in the HONEDRA® clinical trial, it elected to suspend trial enrollment, seek a development partner and consult with the Japanese regulatory authorities regarding the submission of patient data already accrued. Lisata's Phase 2b FREEDOM Trial of XOWNA® in the U.S. also experienced delays in enrolling patients as a result of COVID-19. While early enrollment proceeded to plan with the first patient treated in January 2021, the impact of the COVID-19 pandemic contributed to a general slowing of enrollment, including supply chain disruptions affecting the availability of qualified catheters used in the diagnosis of CMD and/or administration of XOWNA® as well as with a contrast agent typically used in many catheter laboratories. In May 2022, the Company announced that enrollment in the FREEDOM Trial was suspended and that it intended to conduct an interim analysis of the data from not less than the first 20 patients enrolled using the 6-month follow-up data to evaluate the efficacy and safety of XOWNA® in subjects with CMD. Following this analysis along with Key Opinion Leaders’ input, the Company determined that execution of a redesigned FREEDOM-like trial would be the appropriate next step, but the cost of such a trial would be prohibitively expensive to undergo without a strategic partner. Accordingly, the Company’s board of directors concluded that XOWNA® development will only be continued if a strategic partner that can contribute the necessary capital for a redesigned trial is identified and secured. There can be no assurance that we will be able to identify such a partner and enter into an agreement with such partner on acceptable terms or at all.
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

Index
statements of equity reflect the impact of the Reverse Stock Split by reclassifying from “common stock” to “additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split.
Basis of Presentation
The accompanying consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of expenses during the reporting period. The Company bases its estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company makes critical estimates and assumptions in determining stock-based awards values and the valuation of the Merger, which was accounted for as an asset acquisition as substantially all of the fair value is concentrated in in-process research and development (“IPR&D”). Accordingly, actual results could differ from those estimates and assumptions.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Lisata Therapeutics, Inc. and its wholly owned and majority owned subsidiaries and affiliates. All intercompany activities have been eliminated in consolidation.
Foreign Currency Remeasurement
The Company’s reporting currency is the U.S. Dollar. The functional currency of Lisata Therapeutics Australia Pty Ltd. which is a foreign subsidiary of the Company is the Australian Dollar. The assets and liabilities of Lisata Therapeutics Australia Pty Ltd. are translated into U.S. Dollars at the exchange rates in effect at each balance sheet date, and the results of operations are translated using the average exchange rates prevailing throughout the reporting period. Adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income (loss) in stockholders' equity.

Note 2 – Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents include short-term, highly liquid, investments with maturities of ninety days or less when purchased.
Concentration of Risks
The Company is subject to credit risk from its portfolio of cash, cash equivalents and marketable securities. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. Cash is held at major banks in the United States and may exceed federally insured limits. The goals of the Company's investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk, liquidity of investments sufficient to meet cash flow requirements, and a competitive after-tax rate of return.
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

Index
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

Index
In-process Research and Development Expense
Upfront payments that relate to the acquisition of a new drug compound, as well as pre-commercial milestone payments, are immediately expensed as IPR&D in the period in which they are incurred, provided that the new drug compound did not also include processes or activities that would constitute a “business” as defined under U.S. GAAP, the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is probable and estimable. Milestone payments made to third parties subsequent to regulatory approval will be capitalized as intangible assets and amortized over the estimated remaining useful life of the related product.
Intangible Asset
The Company’s intangible asset consists of a single asset, Cend’s license agreement with Qilu Pharmaceutical, Co., Ltd. (“Qilu”) acquired in the Merger, with a value of $0.4 million. The intangible asset is stated at fair value and is amortized using the straight-line method over its estimated useful life of 5 years. Amortization expense was $18 thousand and $21 thousand for the three and twelve months ended December 31, 2022. The intangible asset is reviewed for potential impairment when events or circumstances indicate that carrying amounts may not be recoverable. The projected amortization expense is $71 thousand per year for the next five years.
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
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. If licenses are bundled with other performance obligations, the Company would utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. There was no revenue recognized for the years ended December 31, 2022 and 2021.
Milestones
At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company or the Company’s collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the Company’s estimate of the overall transaction price. Any such adjustments are allocated on a cumulative catch-up basis to satisfied and partially satisfied performance obligations, with the consideration allocated to an ongoing performance obligation being recognized over the period of performance. For the years ended December 31, 2022 and 2021 the Company has not recognized revenue related to milestones.

Index
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

Index
Note 4 – Available-for-Sale-Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or debt marketable securities in the Company's Consolidated Balance Sheets (in thousands):

	December 31, 2022				December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$44,308	$—	$(17)	$44,291	$53,135	$—	$(65)	$53,070
Commercial Paper	7,953	—	—	7,953	—	—	—	—
Money market funds	4,871	—	—	4,871	18,124	—	—	18,124
Municipal debt securities	7,626	—	(1)	7,625	20,263	—	(5)	20,258
Total	$64,758	$—	$(18)	$64,740	$91,522	$—	$(70)	$91,452

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale debt securities on the Company's Consolidated Balance Sheets (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$27,668	$21,129
Marketable securities	37,072	70,323
Total	$64,740	$91,452

The following table summarizes the Company's portfolio of available-for-sale securities by contractual maturity (in thousands):

	December 31, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Less than one year	$64,758	$64,740	$91,522	$91,452
Greater than one year	—	—	—	—
Total	$64,758	$64,740	$91,522	$91,452

Note 5 – Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Furniture and fixtures	$25	$26
Computer equipment	589	314
Leasehold improvements	99	90
Property and equipment, gross	713	430
Accumulated depreciation	(417)	(368)
Property and equipment, net	$296	$62

The Company’s results included depreciation expense of approximately $0.1 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

Index

Note 6 – Income (Loss) Per Share
For the years ended December 31, 2022 and 2021, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of loss per share as they are anti-dilutive in the periods presented. At December 31, 2022 and 2021, the Company excluded the following potentially dilutive securities (in thousands):

	December 31,
	2022	2021
Stock Options	1,391	142
Warrants	1,424	1,424
Restricted Stock Units	48	40

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
The Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 were as follows (in thousands):

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$37,072	$—	$37,072	$—	$70,323	$—	$70,323
	$—	$37,072	$—	$37,072	$—	$70,323	$—	$70,323

The carrying values of cash, cash equivalents, accounts payable and accrued expenses approximate fair value at December 31, 2022 and December 31, 2021, due to the short maturity nature of these items.

Index
Note 8 – Accrued Liabilities
Accrued liabilities were as follow (in thousands):

	December 31,
	2022	2021
Salaries, employee benefits and related taxes	$2,586	$2,034
Operating lease liabilities - current	180	229
Clinical and R&D related liabilities	785	—
Other	177	326
	$3,728	$2,589

Note 9 – Operating Leases
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
Operating lease liabilities and right-of-use assets were recorded in the following captions of our balance sheet as follows (in thousands):

	December 31, 2022	December 31, 2021
Right-of Use Assets:
Other assets	$487	$724
Total Right-of-Use Asset	$487	$724

Operating Lease Liabilities:
Accrued liabilities	$180	$229
Other long-term liabilities	305	485
Total Operating Lease Liabilities	$485	$714
As of December 31, 2022, the weighted average remaining lease term for our operating leases was 1.50 years, and the weighted average discount rate for our operating leases was 9.625%. Future minimum lease payments under the lease agreements as of December 31, 2022 were as follows (in thousands):

Years ended	Operating Leases
2023	$217
2024	190
2025	143
Total lease payments	550
Less: Amounts representing interest	(65)
Present value of lease liabilities	$485

Note 10 – Stockholders' Equity
Reverse Stock Split
On September 14, 2022, in connection with the Merger, the Company implemented the Reverse Stock Split, as described in Note 1. All share and per share amounts of common stock, options and warrants in the accompanying financial statements have

Index
been restated for all periods presented to give retroactive effect to the Reverse Stock Split. Accordingly, the consolidated statements of equity reflect the impact of the Reverse Stock Split by reclassifying from “common stock” to “additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split.
Equity Plans
The Company has used long-term incentive plans for the purpose of granting equity awards to employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Company's board of directors (collectively, the “Participants”). The Participants may receive awards as determined by a committee of independent members of the Company's board of directors or, to the extent authorized by such committee with respect to certain Participants, a duly authorized employee (collectively, the “Committee”). The incentive plan currently used by the Company is the 2018 Equity Incentive Compensation Plan (the “2018 Plan”), as adopted by the stockholders of the Company in June 2018, and subsequently increased by the stockholders of the Company in September 2022 with 333,333 shares authorized for issuance thereunder and in June 2021 with 400,000 shares authorized for issuance thereunder and in June of 2020 with 166,667 shares authorized for issuance thereunder, plus any shares awarded under the 2015 Equity Compensation Plan (the “2015 Plan”) or the Amended and Restated 2009 Equity Compensation Plan (the “2009 Plan”) that are not issued due to their subsequent forfeiture, cancellation, or other settlement thereof. Concurrent with the adoption of the 2018 Plan, no future awards will occur under the 2015 Plan or the 2009 Plan. The awards that may be made under the 2018 Plan include: (a) incentive stock options and nonqualified stock options, (b) shares of restricted stock, (c) restricted stock units, and (d) other kinds of equity-based compensation awards. All stock options under the 2015 Plan and 2009 Plan were granted and the 2018 Plan are granted at the fair market value of the common stock at the grant date. Stock options vest either on the date of grant, ratably over a period determined at time of grant, or upon the accomplishment of specified business milestones, and generally expire 2, 3, or 10 years from the grant date depending on the status of the recipient as a nonemployee, employee or director of the Company. As of December 31, 2022 and 2021 there were 578,097 shares and 372,377 shares, respectively available for future grants under the 2018 Plan. No additional awards may be made under the 2015 Plan or the 2009 Plan.
The Company adopted an employee stock purchase plan effective January 1, 2013 and authorized 3,333 shares under the plan (the “2012 ESPP”). The plan has two six-month offering periods per year under which eligible employees may contribute up to 15% of their compensation toward the purchase of the Company's common stock per offering period (with a $25,000 fair market value cap per calendar year). The employee's purchase price is equal to (i) 85% of the closing price of a share of the Company's common stock on the enrollment date of such offering period or (ii) 85% of the closing price of a share of the Company's common stock on the Exercise Date of such Offering Period, whichever is lower. In May 2017, the Company's stockholders approved an amendment and restatement to the 2012 ESPP (the “2017 ESPP”) in order to effect an increase of authorized shares from 3,333 to 6,667. In June 2018, the Company's stockholders approved an amendment to the 2017 ESPP (the “Amended 2017 ESPP”) in order to effect an increase of authorized shares from 6,667 to 33,333. During the year ended December 31, 2022, 10,695 shares were issued under the Amended 2017 ESPP. At December 31, 2022 and 2021, the Company had 9,352 shares and 20,038 shares, respectively of the Company's common stock available for future grant in connection with this plan.
Equity Issuances
Purchase Agreement
In March 2019, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s common stock having an aggregate value of up to $26.0 million, subject to certain limitations and conditions set forth in the Purchase Agreement (the “Offering”). As consideration for entering into the Purchase Agreement, the Company issued to Lincoln Park an additional 12,101 shares of common stock as commitment shares.
Pursuant to the Purchase Agreement, upon commencement Lincoln Park purchased 16,667 shares of common stock, at a price of $60.00 per share for a total gross purchase price of $1.0 million (the “Initial Purchase”) upon commencement. Thereafter, as often as every business day from and after one business day following the date of the Initial Purchase and over the 36-month term of the Purchase Agreement, the Company has the right, from time to time, at its sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 6,667 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $2.5 million, unless the Company and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a “Regular Purchase”). If the Company directs Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, the Company may direct Lincoln Park in an “accelerated purchase” to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% the number of shares purchased

Index
pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of the Company’s common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement (each, an "Accelerated Purchase"). Under certain circumstances and in accordance with the Purchase Agreement, the Company may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day.
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
As of December 31, 2022, the Company had not made any sales of common stock to Lincoln Park under the Purchase Agreement other than the Initial Purchase. The agreement expired on April 1, 2022.
At The Market Offering Agreement
On June 4, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $50.0 million. Subsequent to the filing of our Form 10-K on March 22, 2022, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $43.6 million. Pursuant to General Instruction I.B.6 of Form S-3, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of such Form 10-K filing, the aggregate amount of securities that we are permitted to offer and sell was reduced to $17,698,943, which was equal to one-third of the aggregate market value of our common stock held by non-affiliates as of September 21, 2022. During the years ended December 31, 2022 and 2021, the Company had not issued any shares under the ATM Agreement.

Index
Stock Options and Warrants
In connection with the Merger and after giving effect to the Reverse Stock Split, the Company assumed 1,227,776 options outstanding from Cend. The options granted from the Cend Plan are exercisable at various dates as determined upon grant and will expire no more than ten years from their original date of grant. The Cend Plan stock options generally vest over a four-year term. The following table summarizes the activity for stock options and warrants for the year ended December 31, 2022:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2021	142,041	$84.60	7.97	$—	1,423,774	$42.57	4.37	$—

Changes during the Year:
Granted	37,458	$13.49			—	—
Assumed through merger	1,227,776	$3.77			—	—
Exercised	—	$—			—	—
Forfeited	(5,844)	$16.68			—	—
Expired	(10,079)	$192.41			—	—
Outstanding at December 31, 2022	1,391,352	$10.83	7.03	$187.6	1,423,744	$42.57	3.37	$—
Vested at December 31, 2022 or expected to vest in the future	1,389,844	$10.83	7.03	$187.6	1,423,744	$42.57	3.37	$—
Exercisable at December 31, 2022	1,145,342	$11.60	6.76	$187.6	1,423,744	$42.57	3.37	$—

Restricted Stock
During the years ended December 31, 2022 and 2021, the Company issued restricted stock for services as follows ($ in thousands, except share data):

	2022	2021
Number of Restricted Stock Issued	70,740	40,863
Value of Restricted Stock Issued	$973.4	$877.7

The weighted average estimated fair value of restricted stock issued for services in the years ended December 31, 2022 and 2021 was $13.76 and $21.48 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally between one to four years.
Restricted Stock Units
During the years ended December 31, 2022 and 2021, the Company issued restricted stock units for services as follows ($ in thousands, except share data):

	2022	2021
Number of Restricted Stock Units Issued	111,170	30,549
Value of Restricted Stock Units Issued	$1,385.5	$728.6

The weighted average estimated fair value of restricted stock units issued for services in the years ended December 31, 2022 and 2021 was $12.46 and $23.85 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.

Index
Note 11 – Share-Based Compensation
Share-based Compensation
The Company utilizes share-based compensation in the form of stock options, restricted stock, and restricted stock units. The following table summarizes the components of share-based compensation expense for the years ended December 31, 2022 and 2021 ($ in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$776	$760
General and administrative	1,860	1,245
Total share-based compensation expense	$2,636	$2,005

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at December 31, 2022 were as follows ($ in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$1,241	$113	$570
Expected weighted-average period in years of compensation cost to be recognized	1.47	2.59	1.65

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the years ended December 31, 2022 and 2021 were as follows ($ in thousands):

	Stock Options
	Year Ended December 31,
	2022	2021
Total fair value of shares vested	$1,045	$757
Weighted average estimated fair value of shares granted	1.23	0.91
Valuation Assumptions
The fair value of stock options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company’s stock. The expected term for the options is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.
The range of assumptions made in calculating the fair values of stock options was as follows:

	Stock Options
	Year Ended December 31,
	2022	2021
Expected term - minimum (in years)	6	6
Expected term - maximum (in years)	6	6
Expected volatility - minimum	76%	79%
Expected volatility - maximum	78%	84%
Weighted Average volatility	76%	81%
Expected dividend yield	—	—
Risk-free interest rate - minimum	1.62%	0.63%
Risk-free interest rate - maximum	2.90%	1.16%

Index
Note 12 – Income Taxes
The provision (benefit) for income taxes is based on loss from operations before provision for income taxes and noncontrolling interests as follows ($ in thousands):

	Years Ended December 31,
Pre-tax book income	2022	2021
United States	$(56,175)	$(28,974)
Australia	(529)	—
Total	$(56,704)	$(28,974)

The provision (benefit) from income taxes was as follows ($ in thousands):

	Years Ended December 31,
	2022	2021
Current
U.S. Federal	$—	$—
State and local	—	—
	$—	$—
Deferred
U.S. Federal	$—	$—
State and local	(2,479)	(1,508)
	$(2,479)	$(1,508)
Total
U.S. Federal	$—	$—
State and local	(2,479)	(1,508)
	$(2,479)	$(1,508)

The provision (benefit) for income taxes is determined by applying the U.S. Federal statutory rate of 21% to income before income taxes, and the components are set forth below ($ in thousands):

	Years Ended December 31,
	2022	2021
U.S. Federal benefit at statutory rate	$(11,908)	$(6,085)
Permanent non deductible expenses for U.S. taxes	7,238	320
Change in state deferred	8,604	622
Tax Return to Provision	(1)	2,277
Expired options	162	—
Other true ups	(25)	1,407
AUS Foreign Rate Differential	(21)	—
Section 382 NOL Limitation	18,553	35,438
Sale of New Jersey State NOLs	(2,479)	(1,508)
Valuation allowance for deferred tax assets	(22,602)	(33,979)
Tax provision (benefit)	$(2,479)	$(1,508)

Deferred income taxes at December 31, 2022 and 2021 consist of the following ($ in thousands):

Index

	December 31,
	2022	2021
Deferred Tax Assets:
Accumulated net operating losses (tax effected)	$13,132	$36,281
Right of use liability	136	201
Share-based compensation	3,027	3,086
Intangibles	944	97
Capitalized Research and Development	5,018	—
Accumulated depreciation	14	26
Accrued payroll	118	176
Other	579	526
Deferred tax assets	22,968	40,393

Deferred Tax Liabilities:
Right of use asset	$(137)	$(204)
Cash to Accrual	(99)	—
Deferred tax liabilities	(236)	(204)
Net deferred tax asset	22,732	40,189
Valuation allowance	(22,732)	(40,189)
Net deferred tax asset	$—	$—

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
As of December 31, 2021, the Company had approximately $281 million of Federal NOLs available to offset future taxable income expiring from 2030 through 2036. The Company performed an analysis and determined that they had an ownership change of greater than 50% over a 3-year testing period on January 25, 2021. As a result, $168.8 million of the $281 million of Federal NOLs will expire unutilized. The Company wrote off that portion of the deferred tax asset and reduced the corresponding valuation allowance resulting in $112.3 million of remaining Federal NOLs. The write off of the deferred tax asset and the corresponding reduction in valuation allowance has no impact to the balance sheet or income statement. Losses incurred before the ownership change on January 25, 2021 will be subject to an annual limitation of $173 thousand under Internal Revenue Code Section 382.
As of December 31, 2022, the Company had approximately $34 million of Federal NOLs available to offset future taxable income expiring from 2030 through 2036. The Company performed an analysis and determined that they had an ownership change of greater than 50% on September 15, 2022. As a result of the ownership change, $88.2 million of Federal NOLs will expire unutilized. The Company wrote off that portion of the deferred tax asset and reduced the corresponding valuation allowance resulting in $34 million of remaining Federal NOLs. The write off of the deferred tax asset and the corresponding reduction in valuation allowance has no impact to the balance sheet or income statement. Losses incurred before the ownership change on September 15, 2022 will be subject to an annual limitation of zero while losses incurred after September 15, 2022 will not be subject to limitations.
As of December 31, 2022, Cend Therapeutics had approximately $10.9 million of Federal NOLs available to offset future taxable income. The Company performed an analysis and determined that there was an ownership change of greater than 50% on September 15, 2022. As of September 15, 2022 Cend has approximately $10.7 million of Federal and $15 million of state NOLs. The state NOLs will expire from the 2036 through 2042 tax years. Using a fair market value of $36.1 million and applying an applicable federal rate of 2.54% Cend will have an annual limitation of approximately $917 thousand each year. The Federal NOL of $106 thousand incurred in the post-acquisition period September 15, 2022 to December 31, 2022 is not subject to limitation, and does not expire. Cend’s wholly owned Australian subsidiary has $1.8 million of NOLs which will be carried forward and do not expire. There is a full valuation allowance against the NOLs.

Index
As of December 31, 2022 and 2021, the Company had State NOLs available in New Jersey of $35.5 million and $97.0 million, respectively, California of $10.0 million and $69.5 million, respectively, and New York City of $1.9 million and $13.0 million, respectively, to offset future taxable income expiring from 2032 through 2042. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s NOLs is limited given the change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible.
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
As of December 31, 2022 and 2021, the Company’s uncertain tax positions were $344 thousand and $0, respectively. Due to the acquisition of Cend, the Company’s uncertain tax positions increased by $344 thousand related to Federal and state credits and certain state NOLs. The Company will continue to evaluate its uncertain tax positions in future periods. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2022	2021
Gross unrecognized tax benefit, beginning of period	$—	$—
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	344	—
Reductions due to lapse in statute of limitations and settlements	—	—
Gross Unrecognized tax benefit, end of period	$344	$—

For years prior to 2019 the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from the date of the tax return filing.
In December 2021, the Company received preliminary approval from the New Jersey Economic Development Authority (“NJEDA”) to participate in the Technology Business Tax Certificate Transfer Program (the “Program”). The Program permits qualified companies to sell a percentage of their New Jersey net operating losses (“NJ NOLs”) to unrelated profitable corporations. On February 22, 2022, the Company received final approval from NJEDA to sell $27.5 million of its NJ NOLs, which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $2.3 million. The gross proceeds from the sale of the $2.5 million NJ NOLs related tax benefits (“NJ NOL Tax Benefits”), have been recorded as a benefit from income taxes and the loss on sale of the NJ NOL Tax Benefits” of $0.1 million recorded in other income (expense) in the consolidated financial statements.
On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes various tax provisions, which are effective for tax years beginning on or after January 1, 2023. For tax years beginning after December 31, 2021, the Tax Cuts & Jobs Act of 2017 eliminated the option to deduct research and development expenditures as incurred and instead required taxpayers to capitalize and amortize them over five or 15 years beginning in 2022. Since the Company is in a net operating loss position, the capitalization of research and development costs did not have a material impact on the Company’s results of operations for the year ended December 31, 2022. The Company will continue to monitor possible future impact of changes in tax legislation.

Note 13 – Australia Research and Development Tax Incentive
The Company’s Australian subsidiary, which conducts core research and development activities, is eligible to receive a 48.5% refundable tax incentive for qualified research and development activities. As of December 31, 2022, $0.7 million was recorded as an income tax incentive receivable in the consolidated balance sheets, as the Company determined that the expenses met the eligibility criteria and the amounts claimed are expected to be received shortly after the related tax returns are filed.

Index
Note 14 – Contingencies
From time to time, the Company is subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of pending claims cannot be predicted with certainty, the Company does not believe that the outcome of any pending claims will have a material adverse effect on the Company's financial condition or operating results.
In May 2021, Cend received a written threat of litigation on behalf of a Chinese entity called Lingmed Limited (“Lingmed”) claiming Lingmed was entitled to a success fee based on Cend’s Collaboration and License Agreement with Qilu Pharmaceuticals. Cend responded by denying that Lingmed is entitled to a success fee under the terms of their agreement. In May 2022, Cend was served with a complaint filed by Lingmed in the San Diego County Superior Court, alleging claims for breach of contract, fraud and declaratory relief. Cend’s response to the complaint was filed on June 6, 2022. Lingmed filed an answer to Cend’s response on July 11, 2022. The court held a case management conference on October 7, 2022, which resulted in a continuance until December 16, 2022. On December 16, 2022, the court continued the Case Management Conference until April 7, 2023. The Company denies these allegations and intends to vigorously defend against this claim.
Note 15 – License Agreements
Sanford Burnham Prebys
In December 2015, Cend entered into a license agreement with Sanford Burnham Prebys (“SBP”) under which Cend was granted an exclusive, worldwide, royalty-bearing license to certain patent rights and know-how controlled by SBP related to the development of LSTA1. At the time the license agreement was entered into, Cend’s founding shareholder, now a Lisata board member, was an executive at SBP. The agreement provides the Company with the rights to grant and authorize sublicenses to use, sell, and otherwise exploit the patent rights. As consideration for the license, Cend issued a total of 382,030 shares of common stock, as adjusted for the Reverse Stock Split and Exchange Ratio. The Company is required to pay an annual license maintenance fee of $10,000 increasing to $20,000 on year seven of the agreement. The Company could also be required to make milestone payments to SBP upon completion of certain regulatory and commercial milestones. The aggregate potential milestone payments are approximately $10.6 million. The Company has also agreed to pay SBP royalties of 4% of net sales of products sold by the Company, or through a sublicense, subject to certain reductions. Additionally, the Company is obligated to pay SBP 25% of any sublicensing income.
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
SBP owned 382,030 shares of the Company’s common stock as of December 31, 2022 and is a related party.
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

Index
$1.2 million. The Company has also agreed to pay UCSD royalties of 1.5% of net sales of products sold by the Company or through a sublicense, subject to certain reductions. Additionally, the Company agreed to pay UCSD varying sublicense fees, ranging from 10% to 20%, dependent on when the related milestones are reached.
The agreement will expire upon the expiration of the longest-lived patent rights. The agreement may be terminated in its entirety by the Company at any time by giving UCSD ninety days’ prior written notice. The agreement may be terminated in its entirety by UCSD if the Company, at any time, (i) fails to perform or violates any term of the agreement and fails to cure the default within sixty days. Upon termination of the agreement for any reason, UCSD may terminate a sublicensee but will allow the Company to assign any sublicenses to UCSD provided a) that the sublicensee is in good standing upon termination of the agreement with the Company; and b) the sublicensee is not currently involved in litigation as an adverse party to UCSD.
Massachusetts Institute of Technology
In October 2021, Cend entered into a license agreement with the Massachusetts Institute of Technology ("MIT") under which Cend was granted an exclusive, royalty-bearing license to certain patent rights related to the development of tissue specific delivery of interfering RNA. The agreement provides the Company with the rights to grant and authorize sublicenses to use, sell, and otherwise exploit the patent rights. As consideration for the license, Cend issued a total of 43,236 shares of common stock, as adjusted for the Reverse Stock Split and Exchange Ratio. The Company is required to pay an annual license maintenance fee of $20,000, increasing to $25,000 for year two and three of the agreement, increasing to $50,000 on year four of the agreement and thereafter until the first commercial sale, and increasing to $150,000 each year of the agreement after the first commercial sale. Further, the Company could be required to make milestone payments to MIT upon completion of certain regulatory and commercial milestones. The aggregate potential milestone payments are approximately $5.0 million. The Company has also agreed to pay MIT royalties of 2% of net sales of products sold by the Company or through a sublicense, subject to certain reductions. Additionally, the Company is obligated to pay MIT varying sublicense fees, ranging from 3% to 20%, dependent on when the related milestones are reached. In connection with the close of the Merger, the Company was required to pay MIT a change of control fee of $0.3 million.
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
MIT owned 43,236 shares of the Company’s common stock as of December 31, 2022.

Note 16 – Research Collaboration and License Agreement
Exclusive License and Collaboration Agreement
In February 2021, Cend entered into an Exclusive License and Collaboration Agreement (the “Qilu Agreement”) in which Cend granted an exclusive license to Qilu for the development and commercialization of LSTA1 in the Territory (defined as the Greater Area of China including China, Macau, Hong Kong, and Taiwan). Under the terms of the agreement, Qilu is solely responsible for the development of LSTA1 in its Territory. In consideration for the license, Qilu made an upfront payment of $10 million to Cend, which was recognized as revenue by Cend prior to the Merger. In addition, Cend received and recognized as revenue a $5 million development milestone prior to the Merger. We are eligible to receive additional developmental and commercial milestone payments up to $95 million and $125 million, respectively, tiered royalties on net sales ranging from 10% to 15%, and tiered sublicensing revenues ranging from 12% to 35%.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Index
Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
As of December 31, 2022, we evaluated, with the participation of our management, including our Chief Executive Officer (who serves as both Principal Executive Officer and Principal Financial Officer), the effectiveness our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our board of directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with policies or procedures.
Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2022. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
As of December 31, 2022, based on management’s assessment, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting

Index
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On March 28, 2023, our board of directors, in accordance with the recommendation of our Compensation Committee, adopted the Lisata Therapeutics, Inc. Clawback Policy (the “Clawback Policy”). The Clawback Policy requires the Company to seek recoupment of certain incentive-based compensation received by (i) the Company’s current and former executive officers, as determined by the board of directors in accordance with the requirements of Section 10D of the Exchange Act and any applicable rules or standards adopted by the SEC and any national securities exchange on which the Company’s securities are listed, and (ii) such other employees who may from time to time be deemed subject to the Clawback Policy by the board of directors, in the event that the Company is required to prepare an accounting restatement that corrects an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.
The foregoing description of the terms of the Clawback Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Clawback Policy, which is filed as Exhibit 10.24 to this Annual Report on Form 10-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

Index
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” in the our Proxy Statement for the 2023 Annual Meeting of Stockholders.
The following table sets forth the name and position of each of our executive officers and directors as of March 30, 2023.

Name	Position(s)
David J. Mazzo, Ph.D.	Chief Executive Officer and Class II Director
David Slack	President and Chief Business Officer and Class I Director
Kristen K. Buck, M.D.	Executive Vice President R&D and Chief Medical Officer
Gregory B. Brown, M.D.	Class II Director; Chairman of Board of Directors
Steven M. Klosk	Class III Director
Cynthia L. Flowers	Class I Director
Heidi Henson	Class II Director
Erkki Ruoslahti, M.D., Ph.D.	Class I Director
Mohammad Azab, MD, MBA	Class III Director

David J. Mazzo, Ph.D.
David J. Mazzo, Ph.D. was appointed as our President and Chief Executive Officer on March 28, 2017. Dr. Mazzo was previously appointed as our Chief Executive Officer and as a member of our board of directors on January 5, 2015. Dr. Mazzo brings to Lisata over 38 years of experience in the pharmaceutical industry. Prior to joining Lisata, Dr. Mazzo served from August 2008 to October 2014 as Chief Executive Officer and as a member of the board of directors of Regado Biosciences, Inc. (Nasdaq: RGDO), a biopharmaceutical company focused on the development of novel antithrombotic drug systems for acute and sub-acute cardiovascular indications. Prior to his leading Regado, from March 2007 to April 2008, Dr. Mazzo was President, Chief Executive Officer and a director of Æterna Zentaris, Inc. (Nasdaq: AEZS), a publicly held international biopharmaceutical company. From 2003 until 2007 Dr. Mazzo served as President, Chief Executive Officer and director of Chugai Pharma USA, LLC, a biopharmaceutical company and U.S. subsidiary of Chugai Pharmaceutical Co., Ltd. of Japan and a member of the Roche Group. Dr. Mazzo has also held senior management and executive positions in research and development and was a director of the Essex Chimie European subsidiary at Schering-Plough Corporation, a publicly held pharmaceutical company that was subsequently acquired by Merck & Co., Inc.; Hoechst Marion Roussel, Inc., the U.S. subsidiary of Hoechst AG, that was subsequently acquired by Sanofi, a multinational pharmaceuticals company; and Rhone-Poulenc Rorer, Inc., a subsidiary of Rhone-Poulenc SA, a French pharmaceuticals company, that was subsequently acquired by Hoechst AG. He previously served on the board of directors of publicly held EyePoint Pharmaceuticals, Inc. (formerly known as pSivida Corp.), a biopharmaceutical company, from October 2005 to June 2020, Seneca Biopharmaceuticals, Inc. (Nasdaq: SNCA), a therapeutics development company focused on CNS applications that merged with Palisade BIO, from April 2019 to April 2021 and Avanir Pharmaceuticals, Inc., from October 2005 through January 2015, a pharmaceutical company that was sold to Otsuka Holdings in 2015. He currently serves on the board of directors of VTI, Inc. (ASX: VTI), a developer and seller of therapeutic contact lenses, where he has served as Chairman of the board since February 2020 and Feldan Therapeutics, a private company developing technology for the intracellular delivery of therapeutic agents, where he has served on the board since January 2021.
Dr. Mazzo earned a B.A. in the Honors Program (Interdisciplinary Humanities) and a B.S. in Chemistry from Villanova University. In addition, Dr. Mazzo received his M.S. in chemistry and his Ph.D. degree in Analytical Chemistry from the University of Massachusetts, Amherst. He was also a research fellow at the Ecole Polytechnique Federale de Lausanne, Switzerland.

Index
David Slack
Mr. Slack was appointed as President and Chief Business Officer and as a member of our board of directors in September 2022, and prior to that served as a member of the Cend board of directors since December 3, 2019 and as its President and Chief Executive Officer since March 29, 2021. He is responsible for overseeing all Research and Development and operational activities, as well as overseeing fundraising, business development and M&A activity. Mr. Slack also currently serves as an Industry Advisor for non-profit pancreatic cancer patient advocacy organization, Trovanow, where he advises the organization with respect to prospective industry partnership and philanthropic fundraising. From March 2020 to March 2021, Mr. Slack was a Consultant for Cend. From January 2004 to March 2021, Mr. Slack served as a Principal of DS Lifescience Consulting. Also, from August 2016 to July 2020 he was the Chief Business Officer of Viracta Therapeutics, a publicly traded company, listed on Nasdaq. From 2000 to 2004, Mr. Slack served as Vice President of Business Development for Ionis Pharmaceuticals, Inc. a publicly traded company, listed on Nasdaq. From 1998-2000, Mr. Slack served as Director of Technology Alliances and Licensing at Rhone-Poulenc Rorer Pharmaceuticals and Aventis Pharmaceuticals, a publicly listed pharmaceutical company He received his Bachelor of Arts in Psychology and his Bachelor of Science in Molecular Biology from California State University Sacramento. Mr. Slack received his Masters of Business Administration in Business and Strategic Marketing from Monterey Institute of International Studies (now Middlebury Institute of International Studies).
Kristen K. Buck, M.D.
Dr. Kristen K. Buck joined Lisata in September 2021 as Executive Vice President of R&D and Chief Medical Officer (“CMO”) of the Company. Prior to joining Lisata, Dr. Buck worked at ICON plc from March 2020 to July 2021, where she served as its CMO and represented the company’s position on key scientific, ethical, and medical governance matters, provided guidance and oversight to the medical and scientific groups, and led the Drug Development Services group. Prior to that, Dr. Buck was Senior Vice President & Chief of Clinical Development at Optum Insights (part of the United Healthcare Group) from August 2018 to March 2020, where she led the clinical operations and regulatory groups within the Digital Research Network (DRN) clinical trial business. From January 2014 to July 2018, Dr. Buck held a position at Quintiles/IQVIA as Vice President of Global Strategic Drug Development designing clinical development plans and protocols across all therapeutic areas for emerging biotech and large pharma.
Earlier in her career, Dr. Buck worked as a primary care physician and then later served as a medical officer in the FDA’s Office of New Drugs Division of Gastrointestinal and Hematology Drug Products where she was responsible for reviewing efficacy and safety data for new drug indications, as well as post-marketing safety data for over 40 drugs. Dr. Buck worked at AstraZeneca where she served as a Global Safety Physician and Global Study Physician. Her experience ranges over multiple therapeutic indications including cardiovascular/metabolic, rare diseases, gastrointestinal, neuroscience, oncology, immunology, and women’s health.
Dr. Buck is a board certified and licensed physician who received her medical degree from the Pennsylvania State University School of Medicine and completed her internship and residency in Internal Medicine at Abington Memorial Hospital before working in a private practice as a primary care physician.
Gregory B. Brown, M.D.
Gregory B. Brown, M.D. was appointed to our board of directors in October 2016 and was elected Chairman by our board of directors on February 16, 2017. Dr. Brown is currently Chief Executive Officer of Memgen, Inc., a development-stage biotechnology company. In 2007, Dr. Brown co-founded HealthCare Royalty Partners (“HCR Partners”), a healthcare-focused private asset management firm investing in biopharmaceutical and medical products, and developing and deploying innovative risk-mitigated investment strategies to deliver non-correlated cash flow. Dr. Brown served as Vice Chairman of HCR Partners until December 2022 and remains a member of the firm’s SAB. Dr. Brown was educated as a transplantation immunologist and trained as a thoracic and vascular surgeon. He practiced thoracic and vascular surgery in a community setting where he also founded and led a health maintenance organization. He brings particular expertise in the scientific, technical, clinical and medical evaluation of products as well as in healthcare systems and payor/reimbursement dynamics. He has been involved in sourcing, performing due diligence on and closing more than $1 billion of royalty financings.
Before co-founding HCR Partners, Dr. Brown was a partner at Paul Capital Partners where he co-managed that firm’s royalty investments as a member of the royalty management committee. Prior to beginning his principal investment career in 2003, Dr. Brown was co-head of investment banking and head of healthcare at Adams, Harkness & Hill (now Canaccord Genuity) and a ranked biotechnology research analyst at Vector Securities International. Dr. Brown holds a B.A. from Yale, an M.D. from SUNY Upstate Medical Center and an M.B.A. from Harvard Business School. He currently serves on the boards of FAST Biomedical since January 2020, Memgen, Inc. since October 2018, and Aquestive Therapeutics, Inc. since 2017. He previously served on the boards of Cambrex Corporation, Faron Pharmaceuticals, Oy, Invuity, Inc. and Vanderbilt Clinical, S.a.r.l.

Index
Steven M. Klosk
Steven M. Klosk joined our board of directors in 2014. He is a senior executive with extensive management experience in the life sciences industry. He served as a Director at Cambrex Corporation (NYSE:CBM) from May 2008 through December 2019, until it was acquired by Permira and then as Director from December 2019 until June 2020. Cambrex is one of the leading providers of active pharmaceutical ingredients, advanced intermediates and finished dosage form products to the branded and generic pharmaceutical markets, where he served as President and Chief Executive Officer from May 2008 through June 2020. In that role he was responsible for all aspects of Cambrex’s global business with manufacturing and R&D facilities in the United States, Sweden, Italy, Estonia and Germany. In addition, he has served on the board of directors of Recipharm, a leading pharmaceutical contract development & manufacturing organization since March 2021 and Golden Arrow Merger Corp. since March 2021. In addition, since 2021 he has served on the board of directors of Formulated Solutions, a topicalsCDMO where he is the chairman of the board; BioIVT, a leading supplier of biologics specimens for biotech research; BIOVECTRA, a leading small molecule and biologics CDMO; and NJ Bio, a leading antibody drug conjugate contract research organization.
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
Cynthia L. Flowers
Ms. Flowers was appointed to our board of directors in November 2018. She is the owner of EIR Advisory LLC, a life sciences advisory and strategic investment firm. From February 2014 through November 2017, Ms. Flowers was President and Chief Executive Officer of Ipsen North America, where she led the transformation of the company as it became the highest-growth subsidiary worldwide. Prior to joining Ipsen, she served as President of Eisai Pharmaceuticals, where she oversaw commercial operations, medical affairs and services, manufacturing, alliance management and other functions. She has also held general management roles, both domestically and internationally, at Amgen Inc. and Johnson & Johnson. Ms. Flowers began her career as an oncology/critical care nurse.
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
Heidi Henson
Ms. Henson was appointed to our board of directors in September 2022 and before that served as a member of the Cend board of directors since 2019. Since 2021, she has served as the Chief Financial Officers of Pardes Biosciences, Inc., a publicly traded company listed on Nasdaq under the symbol “PRDS”, where she is responsible for building out the company’s infrastructure and implementing processes and procedures relating to being a public company. She also concurrently serves on the board of directors of PepGen, Inc. (Nasdaq: PEPG). From 2012-2012 she served on the board as Chief Financial Officer of the San Diego Children’s Choir, and from 2010 to 2013 she served as the board as Treasurer of the San Diego Children’s Choir Parent Association. From 2020 to 2021 she was a consultant for Pardes. From 2019-2020 Ms. Henson served as the Chief Financial Officer of Imbria Pharmaceuticals, Inc. and from 2018 to 2019 she was the Chief Financial Officer and Chief Compliance Officers of Respivant Sciences, Inc. where she was responsible for the implementation and monitoring of the compliance program. From 2014 to 2018, she served as the Chief Financial Officers of Kura Oncology, Inc, a publicly traded company listed on Nasdaq under the symbol “KURA”, where she led the private placement, reverse merger, and up-listing of the company to Nasdaq. From 2012 to 2018, she was the Chief Financial Officer for Wellspring Biosciences, LLC and its parent company Araxes Pharma, LLC. From 2007 to 2012, Ms. Henson was the Vice President of Finance for Intellikine, Inc. From 2005 to 2011, she worked as a consultant for various pharmaceutical industry clients, and she would assist with SEC reporting, implementation of financial processes and controls and implementation of SOX 404 compliance plans and documentation. From 2004 to 2005, she was the Controller for La Jolla Pharmaceutical Company, listed on Nasdaq under “LJPC”. Prior to 2005 she was a Director, Finance at Anadys Pharmaceutical, Inc. (Nasdaq: ANDS), held several positions at Fair Isaac & Co, Inc (Nasdaq: FICO), and was a financial analyst at Alaris Medical Systems, Inc. and senior auditor from

Index
PricewaterhouseCoopers, LLP. Ms. Henson received her Bachelors of Accountancy from the University of San Diego and is a member of the Association of Bioscience Financial Officers.
Erkki Ruoslahti, M.D., Ph.D.
Dr. Ruoslahti was appointed to our board of directors in September 2022, and prior to that he served as a member of the Cend board of directors since 2015 and as its Founder, President and Chief Executive Officer from 2015 to 2020. In 2020, Dr. Ruoslahti became a Consultant for Cend. He has over 30 years of experience in biotech that includes founding Impilo Therapeutics, Inc. where he served as a Director until about September 2020 when it was acquired by Cend. Most significantly, from January 1976 to September 2020 Dr. Ruoslahti has served as Researcher, Scientific Director, President, Chief Executive Officer of Sanford Burnham Prebys Medical Discovery Institute where he took the once fledgling 50-person research organization to a world-renowned research institution. When he stepped down as Chief Executive Officer, the institute had 500 employees and was ranked number one among all research organizations in world in the number of citations its publications received in the cell/molecular biology literature. The core technology from Cend originates from his laboratory. Currently, Dr. Ruoslahti has an informal emeritus relationship with the institute. From 2005 to 2008 he served as a Director for Advances Technologies, Inc, a publicly traded company listed on Nasdaq. From 2000 to 2002, he co-founded was a Director of Targeted Molecules, Inc. and from 1993 to 1996 he served as a Director of Canji and from 1987 to 1995, he co-founded and served as a director of Telios Pharmaceuticals, Inc. a publicly traded company on Nasdaq. Mr. Ruoslahti received his M.D., and Ph.D. from the University of Helsinki, Helsinki Finland. From 1968 to 1970 he was a Postdoctoral fellow at CalTech. Dr. Ruoslahti is a member of the U.S. National Academy of Sciences.
Mohammad Azab, MD, MBA
Mohammad Azab, M.D., MSc, MBA was appointed to our board of directors in September 2022. Dr. Azab is a leader in clinical and regulatory development of biopharmaceutical drugs with particular expertise in oncology drug development. In July 2009, Dr. Azab joined Astex Pharmaceuticals, Inc. (“Astex”), a pharmaceutical company focused on the discovery and development of drugs in oncology and other areas, as its Chief Medical Officer. Dr. Azab served as President and Chief Medical Officer of Astex from January 2014 to November 2020, and has served as the chair of its board of directors from November 2020 to May 1, 2022. Since January 2021, Dr. Azab has served on the board of directors of DURECT Corporation (Nasdaq: DRRX), a biopharmaceutical company committed to transforming the treatment of acute organ injury and chronic liver diseases. Additionally, Dr. Azab has served on the board of directors of Xenon Pharmaceuticals Inc. (Nasdaq: XENE), a biopharmaceutical company delivering innovative medicines to patients with neurological disorders, since January 2003. Previously, Dr. Azab served as President and Chief Executive Officer of Intradigm Corporation, a developer of siRNA cancer therapeutics. Prior to this, Dr. Azab served as Executive Vice President of Research and Development and Chief Medical Officer of QLT Inc. and in several leadership positions at AstraZeneca plc in the United Kingdom and Sanofi in France. Dr. Azab holds an MBA from the Richard Ivey School of Business, University of Western Ontario, and an MB ChB from Cairo University. He received post-graduate training and degrees in oncology research from the University of Paris-Sud and in biostatistics from the University of Pierre et Marie Curie in Paris, France.
ITEM 11. EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation” and “Lisata Director Compensation” in our Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Party Transactions” and “Management and Corporate Governance Matters” in our Proxy Statement for the 2023 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Accounting Fees and Other Accounting Matters” in our Proxy Statement for the 2023 Annual Meeting of Stockholders.

Index
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are being filed as part of this Annual Report:
(a)(1) FINANCIAL STATEMENTS:
Reference is made to the Index to Financial Statements on Page 70 of this Annual Report.
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

Exhibit		Description
3.1		Certificate of Amendment (Reverse Stock Split) to the Amended and Restated Certificate of Incorporation, dated September 14, 2022 (filed as Exhibit 3.1 to the Company's Current Report on 8-K, filed with the SEC on September 15, 2022).

3.2		Certificate of Amendment (Name Change) to the Amended and Restated Certificate of Incorporation, dated September 15, 2022 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the SEC on September 15, 2022).

3.3
Amended and Restated Certificate of Incorporation of Lisata Therapeutics, Inc., as amended, effective July 27, 2016 (filed as Exhibit 3.1 to the Company’s on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016).

3.4
Amended and Restated By-Laws of the Lisata Therapeutics, Inc. as amended, effective as of July 27, 2016 (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016).

3.5
Amendments to Amended and Restated Bylaws of Lisata Therapeutics, Inc., effective as of September 18, 2017 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 21, 2017).

4.1		Description of Capital Stock.

4.2		Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 24, 2020).

4.3		Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 26, 2020).

4.4		Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 10, 2020).

4.5		Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 25, 2021).

10.1		Director Compensation Policy, dated April 21, 2021.

10.2		Lisata Therapeutics, Inc. 2018 Equity Incentive Compensation Plan, as amended, effective as of September 15, 2022.

10.3		2018 Equity Incentive Compensation Plan, effective June 20, 2018, as amended on June 18, 2020 and further amended on June 16, 2021.

10.4		2015 Equity Incentive Compensation Plan, effective July 15, 2015.

10.5		Amended & Restated 2009 Equity Compensation Plan, effective October 4, 2012.

10.6	+
2017 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B of the Company's definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on April 24, 2018).

Index

10.7
Form of Indemnification Agreement between the Company and each of its directors and officers (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 15, 2022).

10.8	+
Employment Agreement, dated as of January 5, 2015 and effective on January 5, 2015, by and between the Company and David J. Mazzo, Ph.D. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 5, 2015).

10.9	+
Amendment, dated as of January 16, 2015, to Employment Agreement, dated as of January 5, 2015 and effective on January 5, 2015, by and between the Company and David J. Mazzo, Ph.D. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 16, 2015).

10.10	+
Amendment to Employment Agreement, dated as of July 25, 2016, by and between the Company and David J. Mazzo, PhD (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q. for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016).

10.11	+	Amendment to Employment Agreement with David J. Mazzo, effective September 18, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2017).

10.12	+	Amendment to Employment Agreement with David J. Mazzo, dated December 6, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2018).

10.13	+	Amended and Restated Employment Agreement with David J. Mazzo, dated March 19, 2021 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 19, 2021).

10.14	+	Employment Agreement dated as of September 15, 2022 by and between Lisata Therapeutics, Inc. and David Slack, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 15, 2022).

10.15
Form of Purchase Agreement, dated April 23, 2020, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 24, 2020).

10.16		Placement Agent Agreement, dated November 5, 2019, as subsequently amended on each of March 11, 2020, April 23, 2020 and May 25, 2020, by and between Caladrius Biosciences, Inc. and H.C. Wainwright & Co., LLC (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on May 26, 2020).

10.17		Form of Purchase Agreement, dated May 25, 2020, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 26, 2020).

10.18		Form of Purchase Agreement, dated July 10, 2020, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 10, 2020).

10.19		Form of Registration Rights Agreement, dated July 10, 2020, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on July 10, 2020).

10.20		Form of Purchase Agreement, dated January 21, 2021, by and between Caladrius Biosciences, Inc. and certain Investors, as defined therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 25, 2021).

10.21		Form of Registration Rights Agreement, dated January 21, 2021, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on January 25, 2021).

10.22
Form of Institutional Securities Purchase Agreement, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on February 16, 2021).

Index

10.23		Form of Institutional Additional Securities Purchase Agreement, by and between Caladrius Biosciences, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on February 16, 2021).

10.24		Placement Agent Agreement, dated February 11, 2021, by and between Caladrius Biosciences, Inc. and H.C. Wainwright & Co., LLC (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on February 16, 2021).

10.25	†	Lisata Therapeutics, Inc. Clawback Policy, effective as of March 28, 2023.

14.1		Code of Ethics for Senior Financial Officers, effective as of November 7, 2022.

21.1	†	Subsidiaries of Lisata Therapeutics, Inc.

23.1	†	Consent of Grant Thornton LLP.

31.1	†	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	†
Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

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

ITEM 16. FORM 10-K SUMMARY
None.

Index
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Basking Ridge (Bernards Township), State of New Jersey, on March 30, 2023.

LISATA THERAPEUTICS, INC.
By: /s/ David J. Mazzo, PhD Name: David J. Mazzo Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David J. Mazzo David J. Mazzo, PhD	Director and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 30, 2023
/s/ David Slack David Slack, MDA	Director and Chief Business Officer	March 30, 2023
/s/ Gregory B. Brown Gregory B. Brown, MD	Chairman of the Board of Directors	March 30, 2023
/s/ Mohammad Azab Mohamad Azab, MD, MBA	Director	March 30, 2023
/s/ Cynthia L. Flowers Cynthia L. Flowers, MBA	Director	March 30, 2023
/s/ Heidi Henson Heidi Henson	Director	March 30, 2023
/s/ Steven M. Klosk Steven M. Klosk, JD	Director	March 30, 2023
/s/ Erkki Ruoslahti Erkki Ruoslahti, MD, PhD	Director	March 30, 2023