Form 10-Q
period 2023-03-31
LISATA THERAPEUTICS, INC.
filed 2023-05-09
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 9, 2023
Common stock, $0.001 par value per share	7,974,464	shares

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report (this “Quarterly Report”) contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements, including, without limitation, all statements related to any expectations of revenues, expenses, cash flows, earnings or losses from operations, cash required to maintain current and planned operations, capital or other financial items; any statements of the plans, strategies and objectives of management for future operations; any plans or expectations with respect to product research, development and commercialization, including regulatory approvals; any other statements of expectations, plans, intentions or beliefs; and any statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “plan,” “project,” “forecast,” “outlook,” “intend,” “may,” “will,” “expect,” “anticipate,” “likely,” “believe,” “could,” “anticipate,” “estimate,” “continue,” “target” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance, levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:
•our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including collecting amounts owed to us under various licensing and other strategic arrangements, meeting our financial obligations under various licensing and other strategic arrangements, the funding of our clinical trials for product candidates, and the commercialization of the relevant technology;
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
•other factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 (our “2022 Form 10-K”).

Index
The factors discussed herein, including those risks described in “Item 1A. Risk Factors” and elsewhere in our 2022 Form 10-K and in our other periodic filings with the SEC, which are available for review at www.sec.gov, could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Cash and cash equivalents	$28,155	$32,154
Marketable securities	32,940	37,072
Prepaid and other current assets	4,203	2,650
Total current assets	65,298	71,876
Property and equipment, net	262	296
Acquired license - intangible	317	334
Other assets	449	528
Total assets	$66,326	$73,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$1,341	$2,655
Accrued liabilities	3,945	3,728
Total current liabilities	5,286	6,383
Other long-term liabilities	337	327
Total liabilities	5,623	6,710
Commitments and Contingencies (Note 13)

Stockholders' Equity
Common stock, $0.001 par value, authorized 33,333,333 shares; issued 7,999,080 and 7,866,799 shares at March 31, 2023 and December 31, 2022, respectively; and outstanding, 7,998,342 and 7,866,061 shares at March 31, 2023 and December 31, 2022, respectively	8	8
Additional paid-in capital	575,137	574,548
Treasury stock, at cost; 738 shares at March 31, 2023 and December 31, 2022	(708)	(708)
Accumulated deficit	(513,428)	(507,241)
Accumulated other comprehensive loss	(52)	(29)
Total Lisata Therapeutics, Inc. stockholders' equity	60,957	66,578
Non-controlling interests	(254)	(254)
Total stockholders' equity	60,703	66,324
Total liabilities, non-controlling interests and stockholders' equity	$66,326	$73,034
See accompanying notes to consolidated financial statements.

Index

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Operating Expenses:
Research and development	$3,179	$3,283
General and administrative	3,665	3,337
Total operating expenses	6,844	6,620

Operating loss	(6,844)	(6,620)

Other income (expense):
Investment income, net	670	63
Other expense, net	(13)	(148)
Total other income (expense)	657	(85)

Net loss before benefit from income taxes and noncontrolling interests	(6,187)	(6,705)
Benefit from income taxes	—	(2,479)
Net loss	$(6,187)	$(4,226)
Less - net income attributable to noncontrolling interests	—	—
Net loss attributable to Lisata Therapeutics, Inc. common stockholders	$(6,187)	$(4,226)

Basic and diluted loss per share
Lisata Therapeutics, Inc. common stockholders	$(0.77)	$(1.05)

Weighted average common shares outstanding
Basic and diluted shares	7,987	4,037

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(6,187)	$(4,226)

Other comprehensive loss:
Available for sale securities - net unrealized loss	(11)	(126)
Cumulative translation adjustment arising during the period	(12)	—
Total other comprehensive loss	(23)	(126)

Comprehensive loss attributable to Lisata Therapeutics, Inc. common stockholders	$(6,210)	$(4,352)

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2021	3,986	$4	$546,044	$(70)	$(453,016)	$(708)	$92,254	$(254)	$92,000
Net loss	—	—	—	—	(4,226)	—	(4,226)	—	(4,226)
Share-based compensation	49	—	593	—	—	—	593	—	593
Unrealized loss on marketable securities	—	—	—	(126)	—	—	(126)	—	(126)
Balance at March 31, 2022	4,035	$4	$546,637	$(196)	$(457,242)	$(708)	$88,495	$(254)	$88,241

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2022	7,867	$8	$574,548	$(29)	$(507,241)	$(708)	$66,578	$(254)	$66,324
Net loss	—	—	—	—	(6,187)	—	(6,187)	—	(6,187)
Share-based compensation	132	—	589	—	—	—	589	—	589
Foreign currency translation adjustment	—	—	—	(12)	—	—	(12)	—	(12)
Unrealized loss on marketable securities	—	—	—	(11)	—	—	(11)	—	(11)
Balance at March 31, 2023	7,999	$8	$575,137	$(52)	$(513,428)	$(708)	$60,957	$(254)	$60,703

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,187)	$(4,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	675	760
Depreciation and amortization	48	7
(Gain) loss on disposal of fixed assets	3	—
Accretion on marketable securities	(167)	515
Changes in operating assets and liabilities:
Prepaid and other current assets	(1,652)	(969)
Other assets	167	57
Accounts payable, accrued liabilities and other liabilities	(1,083)	(1,786)
Net cash used in operating activities	(8,196)	(5,642)
Cash flows from investing activities:
Purchase of marketable securities	(30,121)	(26,546)
Sale of marketable securities	34,410	20,456
Net cash provided by (used in) investing activities	4,289	(6,090)
Cash flows from financing activities:
Tax withholding payments on net share settlement equity awards	(85)	(168)
Net cash used in financing activities	(85)	(168)
Effect of exchange rate changes on cash	(7)	—
Net decrease in cash and cash equivalents	(3,999)	(11,900)
Cash and cash equivalents at beginning of period	32,154	24,647
Cash and cash equivalents at end of period	$28,155	$12,747

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Business
Overview
Lisata Therapeutics, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage pharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies for the treatment of solid tumors and other major diseases. The Company's lead investigational product candidate, LSTA1, is designed to activate a novel uptake pathway that allows co-administered or tethered anti-cancer drugs to penetrate solid tumors more effectively. LSTA1 actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are not expected to be affected. LSTA1 also has the potential to modify the tumor microenvironment (“TME”), with the objective of making tumors more susceptible to immunotherapies. The Company and its collaborators have amassed significant non-clinical data demonstrating enhanced delivery of a range of emerging anti-cancer therapies, including immunotherapies and RNA-based therapeutics. To date, LSTA1 has also demonstrated favorable safety, tolerability, and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy for pancreatic cancer. The Company is exploring the potential of LSTA1 to enable a variety of treatment modalities to treat a range of solid tumors more effectively. In addition, the Company has development programs based on its autologous CD34+ cell therapy technology platform that it will look to partner while incurring no additional capital outlay.
The Company's leadership team has decades of collective biopharmaceutical and pharmaceutical product development experience across a variety of therapeutic categories and at all stages of development from preclinical through to product registration and launch. Its goal is to develop and commercialize products that address important unmet medical needs. The Company’s current development pipeline includes:
•LSTA1, the subject of Phase 1b/2a and 2b clinical studies being conducted globally in a variety of solid tumor types, including metastatic pancreatic ductal adenocarcinoma (mPDAC), in combination with a variety of anti-cancer regimens.
Merger with Cend Therapeutics, Inc. and Name Change
On September 15, 2022, the Company, then operating as Caladrius Biosciences, Inc. (“Caladrius”), completed its acquisition of Cend Therapeutics, Inc. (“Cend”), a Delaware corporation (the “Merger”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of April 26, 2022, by and among Caladrius, Cend and CS Cedar Merger Sub, Inc. (“Merger Sub”).
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

Index
alternative future use being expensed as reported in the consolidated statement of operations. Operating results presented in the consolidated statements of operations and comprehensive loss prior to the Merger are solely related to Caladrius Biosciences, Inc. and subsidiaries.
Coronavirus Considerations
Lisata's Phase 2b FREEDOM Trial of XOWNA® in the U.S. experienced delays in enrolling patients as a result of COVID-19. While early enrollment proceeded to plan with the first patient treated in January 2021, the impact of the COVID-19 pandemic contributed to a general slowing of enrollment, including supply chain disruptions affecting the availability of qualified catheters used in the diagnosis of CMD and/or administration of XOWNA® as well as with a contrast agent typically used in many catheter laboratories. In May 2022, the Company announced that enrollment in the FREEDOM Trial was suspended and that it intended to conduct an interim analysis of the data from not less than the first 20 patients enrolled using the 6-month follow-up data to evaluate the efficacy and safety of XOWNA® in subjects with CMD. Following this analysis along with Key Opinion Leaders’ input, the Company determined that execution of a redesigned FREEDOM-like trial would be the appropriate next step, but the cost of such a trial would be prohibitively expensive to undergo without a strategic partner. Accordingly, the Company’s board of directors concluded that XOWNA® development will only be continued if a strategic partner that can contribute the necessary capital for a redesigned trial is identified and secured. There can be no assurance that we will be able to identify such a partner and enter into an agreement with such partner on acceptable terms or at all.
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
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2023, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2022 and 2021 included in our 2022 Form 10-K. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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

Index
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

Index

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

Index
subsequent to regulatory approval will be capitalized as intangible assets and amortized over the estimated remaining useful life of the related product.
Intangible Asset
The Company’s intangible asset consists of a single asset, Cend’s license agreement with Qilu Pharmaceutical, Co., Ltd. (“Qilu”) acquired in the Merger, with a value of $0.4 million. The intangible asset is stated at fair value and is amortized using the straight-line method over its estimated useful life of 5 years. Amortization expense was $18 thousand for the three months ended March 31, 2023. The intangible asset is reviewed for potential impairment when events or circumstances indicate that carrying amounts may not be recoverable. The projected amortization expense is $71 thousand per year for the next five years.
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
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. If licenses are bundled with other performance obligations, the Company would utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. There was no revenue recognized for the three months ended March 31, 2023 and 2022.
Milestones
At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company or the Company’s collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the Company’s estimate of the overall transaction price. Any such adjustments are allocated on a cumulative catch-up basis to satisfied and partially satisfied performance obligations, with the consideration allocated to an ongoing performance obligation being recognized over the period of performance. For the three months ended March 31, 2023 and March 31, 2022, the Company has not recognized revenue related to milestones.
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

Index
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

Note 4 – Available-for-Sale-Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	March 31, 2023				December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$37,267	$—	$(29)	$37,238	$44,308	$—	$(17)	$44,291
Commercial paper	5,328	—	—	5,328	7,953	—	—	7,953
Money market funds	12,666	—	—	12,666	4,871	—	—	4,871
Municipal debt securities	349	—	—	349	7,626	—	(1)	7,625
Total	$55,610	$—	$(29)	$55,581	$64,758	$—	$(18)	$64,740

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in our Consolidated Balance Sheets (in thousands):

	March 31, 2023	December 31, 2022
Cash equivalents	$22,641	$27,668
Marketable securities	32,940	37,072
Total	$55,581	$64,740

Index
The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in thousands):

	March 31, 2023
	Amortized Cost	Estimated Fair Value
Less than one year	$55,610	$55,581
Greater than one year	—	—
Total	$55,610	$55,581

Note 5 – Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Furniture and fixtures	$—	$25
Computer equipment	589	589
Leasehold improvements	72	99
Property and equipment, gross	661	713
Accumulated depreciation	(399)	(417)
Property and equipment, net	$262	$296

The Company’s results included depreciation expense of approximately $30 thousand and $7 thousand for the three months ended March 31, 2023 and 2022, respectively.

Note 6 – Income (Loss) Per Share
For the three months ended March 31, 2023 and 2022, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive. At March 31, 2023 and 2022, the Company excluded the following potentially dilutive securities (in thousands):

	March 31
	2023	2022
Stock Options	1,493	176
Warrants	1,424	1,424
Restricted Stock Units	237	97

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

Index
The Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$32,940	$—	$32,940	$—	$37,072	$—	$37,072
	$—	$32,940	$—	$32,940	$—	$37,072	$—	$37,072

The carrying values of cash, cash equivalents, accounts payable and accrued expenses approximate fair value as of March 31, 2023 and December 31, 2022, due to the short maturity nature of these items.

Note 8 – Accrued Liabilities
Accrued liabilities as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Salaries, employee benefits and related taxes	$1,173	$2,586
Operating lease liabilities — current	156	180
D&O insurance liabilities	956	—
Clinical and R&D related liabilities	1,334	785
Other	326	177
Total	$3,945	$3,728

Note 9 – Operating Leases
The Company adopted ASU No. 2016-02, Leases (Topic 842) on January 1, 2019 and recognized leases with duration greater than 12 months on the balance sheet using the modified retrospective approach. The Company has operating leases for two offices, one of which expired on March 31, 2023 and the other expires in 2025. The Company estimates its incremental borrowing rate at lease commencement to determine the present value of lease payments as most of the Company's leases do not provide an implicit rate of return. The Company recognizes lease expense on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company elected to account for non-lease components associated with its leases and lease components as a single lease component. Each of the Company's leases includes options for the Company to extend the lease term and/or sub-lease space in whole or in part.

Index
Operating lease liabilities and right-of-use assets were recorded in the following captions of our balance sheet as follows (in thousands):

	March 31, 2023	December 31, 2022
Right-of-Use Assets:
Other assets	$425	$487
Total Right-of-Use Asset	$425	$487

Operating Lease Liabilities:
Accrued liabilities	$156	$180
Other long-term liabilities	265	305
Total Operating Lease Liabilities	$421	$485

As of March 31, 2023, the weighted average remaining lease term for our operating lease was 2.5 years, and the weighted average discount rate for our operating lease was 9.625%. As of December 31, 2022, the weighted average remaining lease term for our operating leases was 1.50 years, and the weighted average discount rate for our operating leases was 9.625%.
Future minimum lease payments under the lease agreement as of March 31, 2023 were as follows (in thousands):

Years ended	Operating Leases
2023	143
2024	190
2025	143
Total lease payments	476
Less: Amounts representing interest	(55)
Present value of lease liabilities	$421

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
Equity Issuances
At The Market Offering Agreement
On June 4, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $50.0 million. Subsequent to the filing of our Form 10-K on March 22, 2022, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $43.6 million. Pursuant to General Instruction I.B.6 of Form S-3, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of such Form 10-K filing, the aggregate amount of securities that we are permitted to offer and sell was reduced to $17,698,943, which was equal to one-third of the aggregate market value of our common stock held by non-affiliates as of September 21, 2022. During the three months ended March 31, 2023 and since inception, the Company has not issued any shares under the ATM Agreement.
Common Stock
In connection with the Merger closing, the Company issued an aggregate of 3,772,768 shares of common stock, based on the Exchange Ratio, to holders of Cend, in exchange for all of the Cend capital stock outstanding immediately prior to the closing of the Merger.

Index
Stock Options and Warrants
In connection with the Merger and after giving effect to the Reverse Stock Split, the Company assumed 1,227,776 options outstanding of Cend. The options granted under the Cend Plan are exercisable at various dates as determined upon grant and will expire no more than ten years from their original date of grant. The Cend Plan stock options generally vest over a four-year term. The following table summarizes the activity for stock options and warrants for the three months ended March 31, 2023:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2022	1,391,352	$10.83	7.03	$187.6	1,423,774	$42.57	3.37	$—

Changes during the period:
Granted	103,850	3.11			—	—
Exercised	—	—			—	—
Forfeited	—	—			—	—
Expired	(2,520)	224.37			—	—
Outstanding at March 31, 2023	1,492,682	$9.94	7.01	$359.4	1,423,774	$42.57	3.13	$—
Vested at March 31, 2023 or expected to vest in the future	1,486,393	$9.96	7.00	$358.2	1,423,774	$42.57	3.13	$—
Vested at March 31, 2023	1,207,228	$10.90	6.64	$344.4	1,423,774	$42.57	3.13	$—

Restricted Stock
During the three months ended March 31, 2023 and 2022, the Company issued restricted stock for services as follows ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Number of restricted stock issued	159,950	70,745
Value of restricted stock issued	$480	$973

The vesting terms of restricted stock issuances are generally between one and four years.
Restricted Stock Units
During the three months ended March 31, 2023 and 2022, the Company issued restricted stock units for services as follows ($ in thousands, except share data):

	Three Months Ended March 31,
	2023	2022
Number of restricted stock units issued	188,850	91,990
Value of restricted stock units issued	$567	$1,265

The weighted average estimated fair value of restricted stock issued for services in the three months ended March 31, 2023 and 2022 was $3.00 and $13.76 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.

Index
Note 11 – Share-Based Compensation
Share-Based Compensation
We utilize share-based compensation in the form of stock options, restricted stock, and restricted stock units. The following table summarizes the components of share-based compensation expense for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$187	$218
General and administrative	488	542
Total share-based compensation expense	$675	$760

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at March 31, 2023 were as follows (in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$1,042	$378	$459
Expected weighted-average period in years of compensation cost to be recognized	1.42	1.22	1.47

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Stock Options
	Three Months Ended March 31,
	2023	2022
Total fair value of shares vested	$324	$377
Weighted average estimated fair value of shares granted	$0.78	$0.62

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
As of December 31, 2022, the Company had approximately $34.0 million of Federal NOLs available to offset future taxable income expiring from 2030 through 2036. The Company performed an analysis and determined that they had an ownership change of greater than 50% on September 15, 2022. As a result of the ownership change, $88.2 million of Federal

Index
NOLs will expire unutilized. The Company wrote off that portion of the deferred tax asset and reduced the corresponding valuation allowance resulting in $34.0 million of remaining Federal NOLs. The write off of the deferred tax asset and the corresponding reduction in valuation allowance has no impact to the balance sheet or income statement. Losses incurred before the ownership change on September 15, 2022 will be subject to an annual limitation of zero while losses incurred after September 15, 2022 will not be subject to limitations.
As of December 31, 2022, Cend Therapeutics had approximately $10.9 million of Federal NOLs available to offset future taxable income. The Company performed an analysis and determined that there was an ownership change of greater than 50% on September 15, 2022. As of September 15, 2022 Cend has approximately $10.7 million of Federal and $15.0 million of state NOLs. The state NOLs will expire from the 2036 through 2042 tax years. Using a fair market value of $36.1 million and applying an applicable federal rate of 2.54% Cend will have an annual limitation of approximately $917 thousand each year. The Federal NOL of $106 thousand incurred in the post-acquisition period September 15, 2022 to December 31, 2022 is not subject to limitation, and does not expire. Cend’s wholly owned Australian subsidiary has $1.8 million of NOLs which will be carried forward and do not expire. There is a full valuation allowance against the NOLs.
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
As of December 31, 2022 and 2021, the Company’s uncertain tax positions were $344 thousand and $0, respectively. Due to the acquisition of Cend, the Company’s uncertain tax positions increased by $344 thousand related to Federal and state credits and certain state NOLs. The Company will continue to evaluate its uncertain tax positions in future periods. As of March 31, 2023, the Company does not believe there will be any material changes in its unrecognized tax positions over the next year.
For years prior to 2019, the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from the date of filing.
On April 5, 2023, Lisata received final approval to sell a portion of their unused New Jersey net operating losses (“NJ NOLs”) through the State of New Jersey Economic Development Authority's Technology Business Tax Certificate Transfer Program (the “Program”). The Program permits qualified companies to sell a percentage of their NJ NOLs to unrelated profitable corporations. When the NOL’s are sold it will be a discrete event. The Company will record a deferred income tax benefit and reduce the deferred tax asset (NJ NOLs) when the transaction closes and cash is received.
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

Note 13 – Australia Research and Development Tax Incentive
The Company’s Australian subsidiary, which conducts core research and development activities, is eligible to receive a refundable tax incentive between 43.5% to 48.5% (depending upon the income tax rate) for qualified research and development activities. As of the three months ended March 31, 2023, $1.0 million was recorded as an income tax incentive receivable in the consolidated balance sheets, as the Company determined that the expenses met the eligibility criteria and the amounts claimed are expected to be received shortly after the related tax returns are filed.

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
In May 2021, Cend received a written threat of litigation on behalf of a Chinese entity called Lingmed Limited (“Lingmed”) claiming Lingmed was entitled to a success fee based on Cend’s Collaboration and License Agreement with Qilu Pharmaceuticals. Cend responded by denying that Lingmed is entitled to a success fee under the terms of their agreement. In May 2022, Cend was served with a complaint filed by Lingmed in the San Diego County Superior Court, alleging claims for breach of contract, fraud and declaratory relief. Cend’s response to the complaint was filed on June 6, 2022. Lingmed filed an answer to Cend’s response on July 11, 2022. The court held a case management conference on October 7, 2022, which resulted in a continuance until December 16, 2022. On December 16, 2022, the court continued the case management conference until April 7, 2023. At the April 7, 2023 case management conference, based on Lingmed reporting that it had not yet been able to effect service on an individually-named defendant through the Hague Convention, the court continued the conference until August 4, 2023. The Company denies these allegations and intends to vigorously defend against this claim.

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
SBP owned 382,030 shares of the Company’s common stock as of March 31, 2023 and is a related party.

Index
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
Massachusetts Institute of Technology
In October 2021, Cend entered into a license agreement with the Massachusetts Institute of Technology ("MIT") under which Cend was granted an exclusive, royalty-bearing license to certain patent rights related to the development of tissue specific delivery of interfering RNA. The agreement provides the Company with the rights to grant and authorize sublicenses to use, sell, and otherwise exploit the patent rights. As consideration for the license, Cend issued a total of 43,236 shares of common stock, as adjusted for the Reverse Stock Split and Exchange Ratio. The Company is required to pay an annual license maintenance fee of $20,000, increasing to $25,000 for year two and three of the agreement, increasing to $50,000 on year four of the agreement and thereafter until the first commercial sale, and increasing to $150,000 each year of the agreement after the first sale. Further, the Company could be required to make milestone payments to MIT upon completion of certain regulatory and commercial milestones. The aggregate potential milestone payments are approximately $5.0 million. The Company has also agreed to pay MIT royalties of 2% of net sales of products sold by the Company or through a sublicense, subject to certain reductions. Additionally, the Company is obligated to pay MIT varying sublicense fees, ranging from 3% to 20%, depending on when the related milestones are reached. In connection with the close of the Merger, the Company was required to pay MIT a change of control fee of $0.3 million.
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
MIT owned 43,236 shares of the Company’s common stock as of March 31, 2023

Note 16 – Research Collaboration and License Agreement
Exclusive License and Collaboration Agreement
In February 2021, Cend entered into an Exclusive License and Collaboration Agreement (the “Qilu Agreement”) in which Cend granted an exclusive license to Qilu for the development and commercialization of LSTA1 in the Territory (defined as the Greater Area of China including China, Macau, Hong Kong, and Taiwan). Under the terms of the agreement, Qilu is solely responsible for the development of LSTA1 in its Territory. In consideration for the license, Qilu made an upfront payment of $10 million to Cend, which was recognized as revenue by Cend prior to the Merger. In addition, Cend received and recognized as revenue a $5 million development milestone prior to the Merger. The Company is eligible to receive additional developmental and commercial milestone payments up to $95 million and $125 million, respectively, tiered royalties on net sales ranging from 10% to 15%, and tiered sublicensing revenues ranging from 12% to 35%.
Unless terminated early, the Qilu Agreement will continue in effect until the expiration of all Qilu payment obligations. Either party may terminate the Qilu Agreement if an undisputed material breach by the other party is not cured within a defined period of time, or upon notice for insolvency-related events of the other party that are not discharged within a defined time

Index
period. Qilu may terminate the Qilu Agreement in its entirety, at any time with at least sixty days written notice. All rights and obligations of Qilu with respect to such licensed patents and patent applications would terminate.

Note 17 – Subsequent Events
Sale of New Jersey Net Operating Losses
On September 19, 2022, the Company received preliminary approval from the New Jersey Economic Development Authority ("NJEDA") to participate in the Technology Business Tax Certificate Transfer Program (the "Program"). The Program permits qualified companies to sell a percentage of their New Jersey net operating losses ("NJ NOLs") to unrelated profitable corporations. On April 5, 2023, the Company received final approval from the NJEDA, and it subsequently sold a portion of its NJ NOLs to a qualifying and approved buyer pursuant to the Program for net proceeds of $2.2 million.
Elimination of President and Chief Business Officer Position
On May 1, 2023, the Company, after a careful review of capital utilization and prioritization, eliminated the position of President and Chief Business Officer, and terminated the employment of Mr. David Slack, effective immediately. Pursuant to the employment agreement, dated as of September 15, 2022, by and between the Company and Mr. Slack (the “Slack Employment Agreement”), the termination of Mr. Slack’s employment also constituted his resignation from any director, officer, employee or committee position he had with the Company or any of its affiliates and the Slack Employment Agreement served as written notice of resignation upon such termination. Accordingly, Mr. Slack effectively resigned from the Company’s Board of Directors as of May 1, 2023 pursuant to the terms of the Slack Employment Agreement.
In connection with Mr. Slack’s resignation and in accordance with the terms and conditions of the Slack Employment Agreement, Mr. Slack is entitled to receive the following items of compensation: (i) a lump sum payment of $24,134, representing earned but unpaid base salary, earned and vested but unpaid bonus amounts, accrued and unused paid time off, unreimbursed business expenses and other payments and benefits owed to Mr. Slack under the terms of his compensation arrangements with the Company; (ii) severance payments in a total amount of $478,400, to be paid over a period of 12 months following termination (the “Slack Severance Period”); (iii) COBRA assistance for the duration of the Slack Severance Period, not including the portion of the monthly premium which Mr. Slack would otherwise have paid if he had not resigned and (iv) a bonus payment equal to $239,200, representing 50% of Mr. Slack’s base salary at the time of termination, paid in equal installments for the duration of the Slack Severance Period. Also in connection with his termination, the exercise period of each of Mr. Slack’s vested options was extended to three years following termination or the remaining term of such awards, whichever period is shorter.

Index
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” herein and under “Risk Factors” in our 2022 Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report and in our 2022 Form 10-K.
Overview
We are a clinical-stage pharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies for the treatment of solid tumors and other major diseases. Our lead investigational product candidate, LSTA1, is designed to activate a novel uptake pathway that allows co-administered or tethered anti-cancer drugs to penetrate solid tumors more effectively. LSTA1 actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are not expected to be affected. LSTA1 also has the potential to modify the tumor microenvironment (“TME”), with the objective of making tumors more susceptible to immunotherapies. We and our collaborators have amassed significant non-clinical data demonstrating enhanced delivery of a range of emerging anti-cancer therapies, including immunotherapies and RNA-based therapeutics. To date, LSTA1 has also demonstrated favorable safety, tolerability, and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy for pancreatic cancer. We are exploring the potential of LSTA1 to enable a variety of treatment modalities to treat a range of solid tumors more effectively. In addition, we have development programs based on our autologous CD34+ cell therapy technology platform that we will look to partner while incurring no additional capital outlay.
Our leadership team has decades of collective biopharmaceutical and pharmaceutical product development experience across a variety of therapeutic categories and at all stages of development from preclinical through to product registration and launch. Our goal is to develop and commercialize products that address important unmet medical needs. Our current development pipeline includes:
•LSTA1, the subject of Phase 1b/2a and 2b clinical studies being conducted globally in a variety of solid tumor types, including metastatic pancreatic ductal adenocarcinoma (mPDAC), in combination with a variety of anti-cancer regimens.
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
Clinical progress with other approaches to address delivery to highly fibrotic tumors, such as PEGylated hyaluronidase and hedgehog inhibitors, has been limited by toxicity and side effects. LSTA1 has demonstrated favorable safety/tolerability and activity in clinical trials to enhance delivery of standard-of-care chemotherapy for mPDAC. Lisata and its collaborators have also amassed non-clinical data demonstrating enhanced delivery of a range of emerging anticancer therapies, including

Index
immunotherapies, and RNA-based therapeutics. LSTA1’s cancer-targeted delivery may enable such emerging treatment modalities to treat a range of solid tumors potentially more effectively.
LSTA1 as a treatment for solid tumor cancers in combination with other anti-cancer agents
LSTA1 is an investigational drug that actuates the CendR active transport mechanism while also having the potential to modify the TME and make it less immunosuppressive, thereby making the tumor more susceptible to attack by the immune system. It is targeted to tumor vasculature, tumor cells and some intratumoral immunosuppressive cells by its affinity for alpha-v, beta-3 and beta-5 integrins that are upregulated on these cells. LSTA1 is a nine amino acid cyclic internalizing RGD (“iRGD”) peptide that, once bound to these integrins, is cleaved by proteases expressed in tumors to release a peptide fragment, called a CendR fragment, which binds to a second receptor, called neuropilin-1 receptor, to activate a novel uptake pathway that allows circulating moieties such as anticancer drugs to more selectively penetrate solid tumors. The ability of LSTA1 and iRGD peptides to modify the TME to enhance delivery and efficacy of co-administered drugs has been demonstrated in many preclinical models in a range of solid tumors with the results from Lisata, collaborators and research groups around the world having been the subject of over 200 scientific publications.
With regard to clinical development, LSTA1 is the subject of a completed Phase 1b clinical trial of 31 first-line metastatic pancreatic ductal adenocarcinoma patients, of which 29 were evaluable. Results from the trial showed that the safety profile of the LSTA1 combination regimen was similar to standard of care (“SoC”) alone with LSTA1 being well-tolerated with no-dose limiting toxicities. An Objective Response Rate (“ORR”) of fifty nine percent was observed, including a rare complete response, which compares favorably to the twenty three percent ORR observed in the “MPACT” clinical trial that served as the basis for approval of nab-paclitaxel for use in combination with gemcitabine for the treatment of first line, metastatic pancreatic ductal adenocarcinoma. A Disease Control Rate (“DCR”); (partial and complete responses plus stable disease) of over seventy nine percent was observed in comparison to a DCR of forty eight percent observed in the MPACT trial. Reduction in the level of circulating tumor biomarker CA19-9 was observed in 96% of patients versus 61% in the MPACT trial. Importantly, median progression-free survival and median overall survival of nearly ten months and over thirteen months were observed, respectively, vs. less than six months and less than nine months, respectively, in the MPACT trial. These results have been published in The Lancet Gastroenterology and Hepatology (Dean, et al. 2022).
Additionally, LSTA1 is the subject of multiple ongoing and planned clinical trials being conducted globally in a variety of solid tumor types and in combination with several chemotherapy and immunotherapy anti-cancer regimens. The following diagram summarizes these studies.

Anticipated key milestones

2Q 2023
3Q 2023
4Q 2023
1Q 2024
2Q 2024
3Q 2024
4Q 2024
1Q 2025
2Q 2025
3Q 2025
4Q 2025
1Q 2026
ASCEND [AUS, NZ]
First-line mPDAC
Enrolling
Futility analysis
Final PFS/OS data
N=155
BOLSTER Trial [USA]
Various solid tumors (Basket Trial)
Tumor 1 OS data
Tumor 2 OS data
Tumor 3 OS data
N=160
CENDIFOX [USA]
Pancreatic, Colon and Appendiceal Cancers
Enrolling
Cohort 1
Cohorts 2 & 3
Resection Rate Immuno-profiling data
ORR/PFS data
Final OS data
N=50
Qilu: Phase 1b/2a Trial [CHN]
First-line mPDAC
Preliminary PFS data
Final OS data
N=41
iLSTA [AUS]
Non-resectable mPDAC
Enrolling
Final 6-month PFS/OS data
N=30

First patient in | Last patient in | Interim Analysis | Data | Final data | Milestone Achieved

- PFS: Progression-free Survival
- OS: Overall Survival
- ORR: Objective Response Rate

LISATA

Index

Anticipated key milestones (contd.)

2Q 2023
3Q 2023
4Q 2023
1Q 2024
2Q 2024
3Q 2024
4Q 2024
1Q 2025
2Q 2025
3Q 2025
4Q 2025
1Q 2026
iGoLSTA [AUS]
Non-resectable GE adenocarcinoma
N=30
Final 6-month PFS/OS data
Phase 2a [EST]
First-line GBM
N=30
Final PFS/OS data
Phase 1b/2a [USA]
Peritoneal Carcinomatosis
N=21
Tumor Penetration data
Final OS data
Qilu: Phase 2 Trial [CHN]
First-line mPDAC
Study Design TBD
N=50-60
ORR data
HONEDRA® [JPN]
CLI and Buerger's disease
PMDA formal clinical pre-consultation
First patient in
Last patient in
Interim Analysis
Data
Final data
Milestone Achieved
PFS: Progression-free Survival
OS: Overall Survival
ORR: Objective Response Rate

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
Our proprietary cell technology using autologous (a patient’s own naturally occurring) CD34+ cells has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted or reduced. Through the administration of CD34+ cells, we seek to promote the development and formation of new microvasculature and thereby increase blood flow to the impacted area. We believe that a number of conditions caused by underlying ischemic injury can be improved through our CD34+ cell technology, including, but not limited to, Buerger's disease, critical limb ischemia (“CLI”), coronary microvascular dysfunction (“CMD”), and diabetic kidney disease (“DKD”).

HONEDRA® for Treatment of Critical Limb Ischemia
Our randomized, open-label, registration-eligible study of HONEDRA® in Japan for the treatment of CLI and Buerger's disease has, to date, demonstrated positive trends in both safety and efficacy. The HONEDRA® study's enrollment, however, has been significantly curtailed by the COVID-19 pandemic's impact in Japan, including the States of Emergency in Japan that have persisted for much of 2020, 2021, and 2022. Due to the significant and continued operational and financial burden incurred as a result of these COVID-19 delays, coupled with the unpredictability of the timing of site enrollment re-initiation, we suspended further enrollment in the fourth quarter of 2021. Following study suspension, we completed all protocol-defined patient observations and completed the clinical study report. Data from the follow-up of all patients completed in the registration-eligible clinical trial in Japan have been compiled and are the subject of discussions with the Pharmaceuticals and Medical Devices Agency (“PMDA”) in Japan as part of the Japanese regulatory pre-consultation process and in preparation for the formal clinical consultation meetings which precede a Japanese new drug application. To date, the PMDA has provided advice on how to prepare for the formal consultation meeting, which we expect to occur later this year. Concomitantly, the Company has reinforced its efforts to secure a Japanese partner to complete the remaining steps of development/registration as well as eventual commercialization in Japan.

Index

Merger with Cend Therapeutics, Inc. and Name Change
On September 15, 2022, the Company, then operating as Caladrius Biosciences, Inc. (“Caladrius”), completed its acquisition of Cend Therapeutics, Inc. (“Cend”), a Delaware corporation (the “Merger”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of April 26, 2022, by and among Caladrius, Cend and CS Cedar Merger Sub, Inc. (“Merger Sub”).
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
Impact of the COVID-19 Pandemic
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has and will continue to impact our operations and the operations of our suppliers, vendors and business partners, and may take further precautionary and preemptive actions as may be required by federal, state or local authorities. In addition, we have taken steps to minimize the current environment’s impact on our business and strategy, including devising contingency plans and securing additional resources from third party service providers. Our phase 2b trial of XOWNA® in the United States experienced delays in enrolling patients as a result of COVID-19. In May 2022, we announced that enrollment in the FREEDOM Trial was suspended and that we intended to conduct an interim analysis of the data from not less than the first 20 patients enrolled using the 6-month follow-up data to evaluate the efficacy and safety of XOWNA® in subjects with CMD. Following this analysis along with Key Opinion Leaders’ input, we determined that execution of a redesigned FREEDOM-like trial would be the appropriate next step, but the cost of such a trial would be prohibitively expensive to undergo without a strategic partner. Accordingly, our board of directors concluded that XOWNA® development will only be continued if a strategic partner that can contribute the necessary capital for a redesigned trial is identified and secured. There can be no assurance that we will be able to identify such a partner and enter into an agreement with such partner on acceptable terms or at all.

Index
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

Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Change
Operating Expenses:
Research and development	$3,179	$3,283	$(104)
General and administrative	3,665	3,337	328
Total operating expenses	6,844	6,620	224
Loss from operations	(6,844)	(6,620)	(224)
Total other income (expense)	657	(85)	742
Benefit from income taxes	—	(2,479)	(2,479)
Net loss	$(6,187)	$(4,226)	$(1,961)
 Overall, net losses were $6.2 million for the three months ended March 31, 2023, compared to $4.2 million for the three months ended March 31, 2022.
For the three months ended March 31, 2023, operating expenses totaled $6.8 million compared to $6.6 million for the three months ended March 31, 2022, representing an increase of 3.4%. Operating expenses comprised the following:
•Research and development expenses were approximately $3.2 million for the three months ended March 31, 2023, compared to $3.3 million for the three months ended March 31, 2022, representing a decrease of $0.1 million or 3.2%. This was primarily due to expenses associated with our XOWNA® Phase 2b study (the FREEDOM Trial) in the prior year (study was suspended in 2022), partially offset by study start up activities in the current year associated with the planned LSTA1 Phase 2 proof-of-concept basket trial in various solid tumors in combination with the corresponding standards of care, enrollment activities for the LSTA1 Phase 2b ASCEND study and chemistry, manufacturing and control (CMC) activities for LSTA1.
•General and administrative expenses were approximately $3.7 million for the three months ended March 31, 2023, compared to $3.3 million for the three months ended March 31, 2022, representing an increase of $0.3 million or 9.8%. This was primarily due to the addition of an employee acquired through the Merger with Cend, an increase in external legal fees and an increase in accounting and tax related fees.
Historically, to minimize our use of cash, we have used a variety of equity instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Index
Other Income (Expense)
Total other income (expense) is comprised of investment income from cash, cash equivalents and marketable securities for both three months ended March 31, 2023 and 2022 and a loss on sale related to the sale of our NJ NOLs in the three months ended March 31, 2022.
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

Index
Analysis of Liquidity and Capital Resources
As of March 31, 2023, we had cash, cash equivalents and marketable securities of approximately $61.1 million, working capital of approximately $60.0 million, and stockholders’ equity of approximately $61.0 million.
During the three months ended March 31, 2023, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash (used in) or provided by, operating, investing and financing activities were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(8,196)	$(5,642)
Net cash provided by (used in) investing activities	4,289	(6,090)
Net cash used in financing activities	(85)	(168)

Operating Activities
Our cash used in operating activities during the three months ended March 31, 2023 was $8.2 million, which is comprised of (i) our net loss of $6.2 million, adjusted for non-cash expenses totaling $0.6 million (which includes adjustments for equity-based compensation, depreciation and amortization, a loss on disposal of fixed assets, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities using approximately $2.6 million.
Our cash used in operating activities during the three months ended March 31, 2022 was $5.6 million, which is comprised of (i) our net loss of $4.2 million, adjusted for non-cash expenses totaling $1.3 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities) and (ii) changes in operating assets and liabilities using approximately $2.7 million.
Investing Activities
Our cash provided by investing activities during the three months ended March 31, 2023 totaled $4.3 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities).
Our cash used in investing activities during the three months ended March 31, 2022 totaled $6.1 million and was primarily due to net purchases of marketable securities (net of sales of marketable securities).
Financing Activities
Our cash used in financing activities during the three months ended March 31, 2023 totaled $0.1 million and consisted primarily of tax withholding-related payments on net share settlement equity awards to employees.
Our cash provided by financing activities during the three months ended March 31, 2022 totaled $0.2 million and consisted primarily of tax withholding-related payments on net share settlement equity awards to employees.
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
On June 4, 2021, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell

Index
shares of our common stock having an aggregate offering price of up to $50.0 million. Subsequent to the filing of our Form 10-K on March 22, 2022, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $43.6 million. Pursuant to General Instruction I.B.6 of Form S-3, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of such Form 10-K filing, the aggregate amount of securities that we are permitted to offer and sell was reduced to $17,698,943, which was equal to one-third of the aggregate market value of our common stock held by non-affiliates as of September 21, 2022. As of March 31, 2023, we had not issued any shares under the ATM Agreement.
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2023, compared to those reported in our 2022 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4.  CONTROLS AND PROCEDURES
(a)  Disclosure Controls and Procedures
Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, who serves as our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
As of March 31, 2023, we evaluated, with the participation of our management, including our Chief Executive Officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Index
(b)  Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during our last quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Other than as disclosed in “Note 14 – Contingencies” set forth in the Notes to Unaudited Consolidated Financial Statements, which are included herein, there are no material changes to the disclosures previously reported in our 2022 Form 10-K.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously reported in our 2022 Form 10-K. See the risk factors set forth in our 2022 Annual Report on Form 10-K under the caption “Item 1A - Risk Factors.”

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

LISATA THERAPEUTICS, INC.
May 9, 2023	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

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