Form 10-Q
period 2023-06-30
LISATA THERAPEUTICS, INC.
filed 2023-08-14
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2023
Common stock, $0.001 par value per share	8,142,357	shares

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
•the extent to which the COVID-19 pandemic and any future pandemic and/or their long-term effects may impact, directly or indirectly, our business, including our clinical trials and financial condition; and
•other factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 (our “2022 Form 10-K”).

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

Index

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Cash and cash equivalents	$23,690	$32,154
Marketable securities	33,936	37,072
Prepaid and other current assets	3,797	2,650
Total current assets	61,423	71,876
Property and equipment, net	233	296
Acquired license - intangible	299	334
Other assets	410	528
Total assets	$62,365	$73,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$775	$2,655
Accrued liabilities	3,581	3,728
Total current liabilities	4,356	6,383
Other long-term liabilities	295	327
Total liabilities	4,651	6,710
Commitments and Contingencies (Note 14)

Stockholders' Equity
Common stock, $0.001 par value, authorized 33,333,333 shares; issued 8,133,095 and 7,866,799 shares at June 30, 2023 and December 31, 2022, respectively; and outstanding, 8,132,357 and 7,866,061 shares at June 30, 2023 and December 31, 2022, respectively	8	8
Additional paid-in capital	576,173	574,548
Treasury stock, at cost; 738 shares at June 30, 2023 and December 31, 2022	(708)	(708)
Accumulated deficit	(517,455)	(507,241)
Accumulated other comprehensive loss	(50)	(29)
Total Lisata Therapeutics, Inc. stockholders' equity	57,968	66,578
Non-controlling interests	(254)	(254)
Total stockholders' equity	57,714	66,324
Total liabilities, non-controlling interests and stockholders' equity	$62,365	$73,034
See accompanying notes to consolidated financial statements.

Index

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Expenses:
Research and development	$3,162	$3,234	$6,341	$6,516
General and administrative	3,713	3,486	7,378	6,824
Total operating expenses	6,875	6,720	13,719	13,340

Operating loss	(6,875)	(6,720)	(13,719)	(13,340)

Other income (expense):
Investment income, net	668	94	1,338	158
Other expense, net	(150)	—	(163)	(149)
Total other income (expense)	518	94	1,175	9

Net loss before benefit from income taxes and noncontrolling interests	(6,357)	(6,626)	(12,544)	(13,331)
Benefit from income taxes	(2,330)	—	(2,330)	(2,479)
Net loss	$(4,027)	$(6,626)	$(10,214)	$(10,852)
Less - net income attributable to noncontrolling interests	—	—	—	—
Net loss attributable to Lisata Therapeutics, Inc. common stockholders	$(4,027)	$(6,626)	$(10,214)	$(10,852)

Basic and diluted loss per share
Lisata Therapeutics, Inc. common stockholders	$(0.50)	$(1.64)	$(1.28)	$(2.69)

Weighted average common shares outstanding
Basic and diluted shares	8,021	4,035	8,004	4,036

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(4,027)	$(6,626)	$(10,214)	$(10,852)

Other comprehensive loss:
Available for sale securities - net unrealized gain	12	126	1	—
Cumulative translation adjustment arising during the period	(10)	—	(22)	—
Total other comprehensive loss	2	126	(21)	—

Comprehensive loss attributable to Lisata Therapeutics, Inc. common stockholders	$(4,025)	$(6,500)	$(10,235)	$(10,852)

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at March 31, 2022	4,035	$4	$546,637	$(196)	$(457,242)	$(708)	$88,495	$(254)	$88,241
Net loss	—	—	—	—	(6,626)	—	(6,626)	—	(6,626)
Share-based compensation	(1)	—	367	—	—	—	367	—	367
Proceeds from issuance of common stock	4	—	29	—	—	—	29	—	29
Unrealized gain on marketable securities	—	—	—	126	—	—	126	—	126
Balance at June 30, 2022	4,038	$4	$547,033	$(70)	$(463,868)	$(708)	$82,391	$(254)	$82,137

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2021	3,986	$4	$546,044	$(70)	$(453,016)	$(708)	$92,254	$(254)	$92,000
Net loss	—	—	—	—	(10,852)	—	(10,852)	—	(10,852)
Share-based compensation	48	—	960	—	—	—	960	—	960
Net proceeds from issuances of common stock	4	—	29	—	—	—	29	—	29
Balance at June 30, 2022	4,038	$4	$547,033	$(70)	$(463,868)	$(708)	$82,391	$(254)	$82,137

Index

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at March 31, 2023	7,999	$8	$575,137	$(52)	$(513,428)	$(708)	$60,957	$(254)	$60,703
Net loss	—	—	—	—	(4,027)	—	(4,027)	—	(4,027)
Share-based compensation	(25)	—	584	—	—	—	584	—	584
Net proceeds from issuances of common stock	76	—	297	—	—	—	297	—	297
Proceeds from option exercises	83	—	155	—	—	—	155	—	155
Foreign Currency Translation Adjustment	—	—	—	(10)	—	—	(10)	—	(10)
Unrealized gain on marketable securities	—	—	—	12	—	—	12	—	12
Balance at June 30, 2023	8,133	$8	$576,173	$(50)	$(517,455)	$(708)	$57,968	$(254)	$57,714

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2022	7,867	$8	$574,548	$(29)	$(507,241)	$(708)	$66,578	$(254)	$66,324
Net loss	—	—	—	—	(10,214)	—	(10,214)	—	(10,214)
Share-based compensation	107	—	1,173	—	—	—	1,173	—	1,173
Net proceeds from issuances of common stock	76	—	297	—	—	—	297	—	297
Proceeds from option exercises	83	—	155	—	—	—	155	—	155
Foreign currency translation adjustment	—	—	—	(22)	—	—	(22)	—	(22)
Unrealized gain on marketable securities	—	—	—	1	—	—	1	—	1
Balance at June 30, 2023	8,133	$8	$576,173	$(50)	$(517,455)	$(708)	$57,968	$(254)	$57,714

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,214)	$(10,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,258	1,128
Depreciation and amortization	95	14
Loss on disposal of fixed assets	3	—
Accretion on marketable securities	(426)	900
Changes in operating assets and liabilities:
Prepaid and other current assets	(1,161)	(744)
Other assets	117	118
Accounts payable, accrued liabilities and other liabilities	(2,052)	(1,268)
Net cash used in operating activities	(12,380)	(10,704)
Cash flows from investing activities:
Purchase of marketable securities	(60,836)	(30,291)
Sale of marketable securities	64,400	60,070
Investment in Cend Therapeutics	—	(10,000)
Purchase of property and equipment	—	(235)
Net cash provided by investing activities	3,564	19,544
Cash flows from financing activities:
Proceeds from exercise of options	155	—
Tax withholding payments on net share settlement equity awards	(85)	(168)
Net proceeds from issuance of common stock	297	29
Net cash provided by (used in) financing activities	367	(139)
Effect of exchange rate changes on cash	(15)	—
Net (decrease) increase in cash and cash equivalents	(8,464)	8,701
Cash and cash equivalents at beginning of period	32,154	24,647
Cash and cash equivalents at end of period	$23,690	$33,348

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Business
Overview
Lisata Therapeutics, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage pharmaceutical company dedicated to the discovery, development, and commercialization of innovative therapies for the treatment of solid tumors and other major diseases. The Company's lead investigational product candidate, LSTA1, is designed to activate a novel uptake pathway that allows co-administered or tethered anti-cancer drugs to penetrate solid tumors more effectively. LSTA1 actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are not expected to be affected. LSTA1 also has the potential to modify the tumor microenvironment (“TME”), thereby making tumors more susceptible to immunotherapies. The Company and its collaborators have amassed significant non-clinical data demonstrating enhanced delivery of a range of existing and emerging anti-cancer therapies, including chemotherapeutics, immunotherapies and RNA-based therapeutics. To date, LSTA1 has also demonstrated favorable safety, tolerability and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy for pancreatic cancer. The Company is exploring the potential of LSTA1 to enable a variety of treatment modalities to treat a range of solid tumors more effectively. In addition, the Company has development programs based on its autologous CD34+ cell therapy technology platform that it is seeking to partner while incurring no additional capital outlay.
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
Caladrius was considered to be the accounting acquirer based on the terms of the Merger Agreement and certain factors including: (i) Caladrius owned approximately 52% of the Company's outstanding shares of common stock immediately following the close of the Merger; (ii) although both entities contributed to the new management team of Lisata, the Caladrius team provided a vast majority of the individuals on the management team and holds the chief executive officer (“CEO”), chief medical officer (“CMO”) and other senior management roles; (iii) Caladrius paid a premium to acquire Cend’s assets; and (iv) Caladrius was significantly larger than Cend regarding total assets, operations, and research and development activities. The Merger was accounted for as an asset acquisition as substantially all of the fair value is concentrated in in-process research and development (“IPR&D”). Cend’s assets (except for cash and working capital) were measured and recognized as an allocation of the transaction price based on their relative fair values as of the transaction date with any value associated with IPR&D with no

Index
alternative future use being expensed as reported in the consolidated statement of operations. Operating results presented in the consolidated statements of operations and comprehensive loss prior to the Merger are solely related to Caladrius Biosciences, Inc. and subsidiaries.
Coronavirus Considerations
Lisata's Phase 2b FREEDOM Trial of XOWNA® in the U.S. experienced delays in enrolling patients as a result of COVID-19. While early enrollment proceeded to plan with the first patient treated in January 2021, the impact of the COVID-19 pandemic contributed to a general slowing of enrollment, supply chain disruptions affecting the availability of qualified catheters used in the diagnosis of CMD and/or administration of XOWNA® as well as with a contrast agent typically used in many catheter laboratories. In May 2022, the Company announced that enrollment in the FREEDOM Trial was suspended and that it intended to conduct an interim analysis of the data from not less than the first 20 patients enrolled using the 6-month follow-up data to evaluate the efficacy and safety of XOWNA® in subjects with CMD. Following this analysis along with Key Opinion Leaders’ input, the Company determined that execution of a redesigned FREEDOM-like trial would be the appropriate next step, but the cost of such a trial would be prohibitively expensive to undergo without a strategic partner. Accordingly, the Company’s board of directors concluded that XOWNA® development will only be continued if a strategic partner that can contribute the necessary capital for a redesigned trial is identified and secured. There can be no assurance that we will be able to identify such a partner and enter into an agreement with such partner on acceptable terms or at all.
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
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2023, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2022 and 2021 included in our 2022 Form 10-K. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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

Index
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

Index
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

Index
Intangible Asset
The Company’s intangible asset consists of a single asset, Cend’s license agreement with Qilu Pharmaceutical, Co., Ltd. (“Qilu”) acquired in the Merger, with a value of $0.4 million. The intangible asset is stated at fair value and is amortized using the straight-line method over its estimated useful life of 5 years. Amortization expense was $18 thousand for the three months ended June 30, 2023 and $35 thousand for the six months ended June 30, 2023. The intangible asset is reviewed for potential impairment when events or circumstances indicate that carrying amounts may not be recoverable. The projected amortization expense is $71 thousand per year for the next five years.
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
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. If licenses are bundled with other performance obligations, the Company would utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. There was no revenue recognized for the three and six months ended June 30, 2023 and 2022.
Milestones
At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company or the Company’s collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the Company’s estimate of the overall transaction price. Any such adjustments are allocated on a cumulative catch-up basis to satisfied and partially satisfied performance obligations, with the consideration allocated to an ongoing performance obligation being recognized over the period of performance. For the three and six months ended June 30, 2023 and June 30, 2022, the Company has not recognized revenue related to milestones.
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

Note 4 – Available-for-Sale-Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	June 30, 2023				December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$22,135	$2	$(14)	$22,123	$44,308	$—	$(17)	$44,291
Commercial paper	10,640	—	—	10,640	7,953	—	—	7,953
Money market funds	8,309	—	—	8,309	4,871	—	—	4,871
Agency bonds	4,833	—	(3)	4,830	—	—	—	—
Treasury bills	6,908	—	(1)	6,907	—	—	—	—
Municipal debt securities	605	—	—	605	7,626	—	(1)	7,625
Total	$53,430	$2	$(18)	$53,414	$64,758	$—	$(18)	$64,740

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in our Consolidated Balance Sheets (in thousands):

	June 30, 2023	December 31, 2022
Cash equivalents	$19,478	$27,668
Marketable securities	33,936	37,072
Total	$53,414	$64,740

Index

The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in thousands):

	June 30, 2023
	Amortized Cost	Estimated Fair Value
Less than one year	$53,430	$53,414
Greater than one year	—	—
Total	$53,430	$53,414

Note 5 – Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Furniture and fixtures	$—	$25
Computer equipment	589	589
Leasehold improvements	72	99
Property and equipment, gross	661	713
Accumulated depreciation	(428)	(417)
Property and equipment, net	$233	$296

The Company’s results included depreciation expense of approximately $60 thousand and $13 thousand for the six months ended June 30, 2023 and 2022, respectively.

Note 6 – Income (Loss) Per Share
For the six months ended June 30, 2023 and 2022, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive. At June 30, 2023 and 2022, the Company excluded the following potentially dilutive securities (in thousands):

	June 30
	2023	2022
Stock Options	1,339	174
Warrants	1,422	1,424
Restricted Stock Units	252	96

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

Index
judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.
The Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$19,478	$—	$—	$19,478	$27,668	$—	$—	$27,668
Marketable securities - available for sale	—	33,936	—	33,936	—	37,072	—	37,072
	$19,478	$33,936	$—	$53,414	$27,668	$37,072	$—	$64,740

The carrying values of accounts payable and accrued expenses approximate fair value as of June 30, 2023 and December 31, 2022, due to the short maturity nature of these items.

Note 8 – Accrued Liabilities
Accrued liabilities as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Salaries, employee benefits and related taxes	$2,125	$2,586
Clinical and R&D related liabilities	924	785
Accounting & tax consulting liabilities	201	—
Operating lease liabilities — current	160	180
Other	171	177
Total	$3,581	$3,728

Note 9 – Operating Leases
The Company adopted ASU No. 2016-02, Leases (Topic 842) on January 1, 2019 and recognized leases with duration greater than 12 months on the balance sheet using the modified retrospective approach. The Company has an operating lease for one office which expires in 2025. The Company estimates its incremental borrowing rate at lease commencement to determine the present value of lease payments as most of the Company's leases do not provide an implicit rate of return. The Company recognizes lease expense on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company elected to account for non-lease components associated with its leases and lease components as a single lease component. The Company's lease includes an option for the Company to extend the lease term and/or sub-lease space in whole or in part.

Index
Operating lease liabilities and right-of-use assets were recorded in the following captions of our balance sheet as follows (in thousands):

	June 30, 2023	December 31, 2022
Right-of-Use Assets:
Other assets	$387	$487
Total Right-of-Use Asset	$387	$487

Operating Lease Liabilities:
Accrued liabilities	$160	$180
Other long-term liabilities	223	305
Total Operating Lease Liabilities	$383	$485

As of June 30, 2023, the weighted average remaining lease term for our operating lease was 2.3 years, and the weighted average discount rate for our operating lease was 9.625%. As of December 31, 2022, the weighted average remaining lease term for our operating leases was 1.5 years, and the weighted average discount rate for our operating leases was 9.625%.
Future minimum lease payments under the lease agreement as of June 30, 2023 were as follows (in thousands):

Years ended	Operating Leases
2023	95
2024	190
2025	143
Total lease payments	428
Less: Amounts representing interest	(45)
Present value of lease liabilities	$383

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
Equity Issuances
At The Market Offering Agreement
On June 4, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $50.0 million. Subsequent to the filing of our Form 10-K on March 22, 2022, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $43.6 million. Pursuant to General Instruction I.B.6 of Form S-3, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of such Form 10-K filing, the aggregate amount of securities that we are permitted to offer and sell was reduced to $17,698,943, which was equal to one-third of the aggregate market value of our common stock held by non-affiliates as of September 21, 2022. During the six months ended June 30, 2023, the Company issued 64,394 shares of common stock under the ATM Agreement for net proceeds of $270,774. Since inception, the Company has issued 64,394 shares of common stock under the ATM Agreement for net proceeds of $270,774.

Index
Common Stock
In connection with the Merger closing on September 15, 2022, the Company issued an aggregate of 3,772,768 shares of common stock, based on the Exchange Ratio, to holders of Cend, in exchange for all of the Cend capital stock outstanding immediately prior to the closing of the Merger.
Stock Options and Warrants
In connection with the Merger and after giving effect to the Reverse Stock Split, the Company assumed 1,227,776 options outstanding of Cend. The options granted under the Cend Plan are exercisable at various dates as determined upon grant and will expire no more than ten years from their original date of grant. The Cend Plan stock options generally vest over a four-year term. The following table summarizes the activity for stock options and warrants for the six months ended June 30, 2023:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2022	1,391,352	$10.83	7.03	$187.6	1,423,774	$42.57	3.37	$—

Changes during the period:
Granted	175,096	3.50			—	—
Exercised	(82,500)	1.88			—	—
Forfeited	(142,694)	3.63			—	—
Expired	(2,520)	224.37			(2,000)	88.35
Outstanding at June 30, 2023	1,338,734	$10.79	6.44	$376.1	1,421,744	$42.51	3.17	$—
Vested at June 30, 2023 or expected to vest in the future	1,333,367	$10.82	6.43	$373.0	1,421,744	$42.51	3.17	$—
Vested at June 30, 2023	1,222,064	$11.02	6.19	$337.7	1,421,744	$42.51	3.17	$—

Restricted Stock
During the six months ended June 30, 2023 and 2022, the Company issued restricted stock for services as follows (in thousands, except share data):

	Six Months Ended June 30,
	2023	2022
Number of restricted stock issued	159,950	70,745
Value of restricted stock issued	$480	$973

The vesting terms of restricted stock issuances are generally between one and four years.
Restricted Stock Units
During the six months ended June 30, 2023 and 2022, the Company issued restricted stock units for services as follows (in thousands, except share data):

	Six Months Ended June 30,
	2023	2022
Number of restricted stock units issued	188,850	91,990
Value of restricted stock units issued	$567	$1,265

The weighted average estimated fair value of restricted stock issued for services in the six months ended June 30, 2023 and 2022 was $3.00 and $13.76 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.

Index
Note 11 – Share-Based Compensation
Share-Based Compensation
We utilize share-based compensation in the form of stock options, restricted stock, and restricted stock units. The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$227	$141	$414	$359
General and administrative	357	226	844	769
Total share-based compensation expense	$584	$367	$1,258	$1,128

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at June 30, 2023 were as follows (in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$321	$278	$597
Expected weighted-average period in years of compensation cost to be recognized	1.63	1.06	1.81

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Stock Options
	Six Months Ended June 30,
	2023	2022
Total fair value of shares vested	$641	$385
Weighted average estimated fair value of shares granted	$2.11	$0.61

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
As of December 31, 2021, the Company had approximately $281.0 million of Federal NOLs available to offset future taxable income expiring from 2030 through 2036. The Company performed an analysis and determined that they had an ownership change of greater than 50% over a 3-year testing period on January 25, 2021. As a result, $168.8 million of the $281.0 million of Federal NOLs will expire unutilized. The Company wrote off that portion of the deferred tax asset and reduced the corresponding valuation allowance resulting in $112.3 million of remaining Federal NOLs. The write off of the deferred tax asset and the corresponding reduction in valuation allowance has no impact to the balance sheet or income statement. Losses incurred before the ownership change on January 25, 2021 will be subject to an annual limitation of $173 thousand under Internal Revenue Code Section 382.
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
As of December 31, 2022 and 2021, the Company’s uncertain tax positions were $344 thousand and $0, respectively. Due to the acquisition of Cend, the Company’s uncertain tax positions increased by $344 thousand related to Federal and state credits and certain state NOLs. The Company will continue to evaluate its uncertain tax positions in future periods. As of June 30, 2023, the Company does not believe there will be any material changes in its unrecognized tax positions over the next year.
For years prior to 2019, the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from the date of filing.
On April 5, 2023, the Company received final approval from the New Jersey Economic Development Authority (“NJEDA”) under the Technology Business Tax Certificate Transfer Program (“Program”) to sell a percentage of its New Jersey net operating losses (“NJ NOLs”), which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $2.2 million. The $2.3 million of NJ NOLs related tax benefits has been recorded as a benefit from income taxes and the loss on sale of $0.1 million recorded in other income (expense).
On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes various tax provisions, which are effective for tax years beginning on or after January 1, 2023. For tax years beginning after December 31, 2021, the Tax Cuts & Jobs Act of 2017 eliminated the option to deduct research and development expenditures as incurred and instead required taxpayers to capitalize and amortize them over five or 15 years beginning in 2022. Since the Company is in a net operating loss position, the capitalization of research and development costs did not have a material impact on the Company’s results of operations for the year ended December 31, 2022. The Company will continue to monitor future impact of changes in tax legislation.

Note 13 – Australia Research and Development Tax Incentive
The Company’s Australian subsidiary, which conducts core research and development activities, is eligible to receive a refundable tax incentive between 43.5% to 48.5% (depending upon the income tax rate) for qualified research and development activities. As of the six months ended June 30, 2023, $1.1 million was recorded as an income tax incentive receivable in prepaid and other current assets in the consolidated balance sheets, as the Company determined that the expenses met the eligibility criteria and the amounts claimed are expected to be received shortly after the related tax returns are filed.

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
In May 2021, Cend received a written threat of litigation on behalf of a Chinese entity called Lingmed Limited (“Lingmed”) claiming Lingmed was entitled to a success fee based on Cend’s Collaboration and License Agreement with Qilu Pharmaceuticals. Cend responded by denying that Lingmed is entitled to a success fee under the terms of their agreement. In May 2022, Cend was served with a complaint filed by Lingmed in the San Diego County Superior Court, alleging claims for breach of contract, fraud and declaratory relief. Cend’s response to the complaint was filed on June 6, 2022. Lingmed filed an answer to Cend’s response on July 11, 2022. At a Case Management Conference held on August 4, 2023, the Court set a trial date in the matter for August 2, 2024. The Company denies these allegations made by Lingmed and intends to vigorously defend itself.

Note 15 – License Agreements
Sanford Burnham Prebys
In December 2015, Cend entered into a license agreement with Sanford Burnham Prebys (“SBP”) under which Cend was granted an exclusive, worldwide, royalty-bearing license to certain patent rights and know-how controlled by SBP related to the development of LSTA1. At the time the license agreement was entered into, Cend’s founding shareholder was an executive at SBP. The agreement provides the Company with the rights to grant and authorize sublicenses to use, sell, and otherwise exploit the patent rights. As consideration for the license, Cend issued a total of 382,030 shares of common stock, as adjusted for the Reverse Stock Split and Exchange Ratio. The Company is required to pay an annual license maintenance fee of $10,000 increasing to $20,000 on year seven of the agreement. The Company could also be required to make milestone payments to SBP upon completion of certain regulatory and commercial milestones. The aggregate potential milestone payments are approximately $10.6 million. The Company has also agreed to pay SBP royalties of 4% of net sales of products sold by the Company, or through a sublicense, subject to certain reductions. Additionally, the Company is obligated to pay SBP 25% of any sublicensing income.
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
SBP owned 382,030 shares of the Company’s common stock as of June 30, 2023 and is a related party.

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
The agreement expires upon the expiration or abandonment of all valid claims. The agreement may be earlier terminated in its entirety by the Company at any time by giving MIT six months prior written notice. The agreement may also be terminated in its entirety by MIT if the Company, at any time, (i) defaults in the payment of any sum when due and fails to make such payment within thirty days after receipt of written notice, or (ii) commits a material breach of its obligations under the agreement (aside from item (i)) and fails to cure that breach within sixty days after receipt of written notice. Upon termination of the agreement for any reason, the rights and licenses granted to the Company shall terminate and revert to MIT. Upon termination of the agreement for any reason, MIT may terminate a sublicensee but will allow the Company to assign any sublicenses to MIT provided that the sublicensee is in good standing upon termination of the agreement with the Company.
On June 30, 2023, in accordance with the provisions of the license agreement, the Company provided notice to MIT that the license agreement would terminate effective December 30, 2023. Until such date, the license remains in full force and effect.
MIT owned 43,236 shares of the Company’s common stock as of June 30, 2023.

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

Index
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

Note 17 – Subsequent Events
Departure of Director
On July 11, 2023, the Company announced that Erkki Ruoslahti, M.D., Ph.D., had decided to retire from its Board of Directors.
Assignment of Tumor Penetrating Nanocomplex (TPN) platform
On July 21, 2023, the Company entered into a Technology Transfer Agreement with Impilo Therapeutics, Inc. (“Impilo”), pursuant to which the Company will, subject to the satisfaction of customary closing conditions, transfer the rights to the Tumor Penetrating Nanocomplex (TPN) platform to Impilo (the “Transfer”). In exchange, on the closing date of the Transfer (the “Closing Date”) and pursuant to an Equity Purchase Agreement, by and between the Company and Impilo, to become effective on the Closing Date, Impilo will issue to the Company 768,500 shares of its pre-seed preferred stock.

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
Overview
We are a clinical-stage pharmaceutical company dedicated to the discovery, development, and commercialization of innovative therapies for the treatment of solid tumors and other major diseases. Our lead investigational product candidate, LSTA1, is designed to activate a novel uptake pathway that allows co-administered or tethered anti-cancer drugs to penetrate solid tumors more effectively. LSTA1 actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are not expected to be affected. LSTA1 also has the potential to modify the tumor microenvironment (“TME”), thereby making tumors more susceptible to immunotherapies. We and our collaborators have amassed significant non-clinical data demonstrating enhanced delivery of a range of existing and emerging anti-cancer therapies, including chemotherapeutics, immunotherapies and RNA-based therapeutics. To date, LSTA1 has also demonstrated favorable safety, tolerability, and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy for pancreatic cancer. We are exploring the potential of LSTA1 to enable a variety of treatment modalities to treat a range of solid tumors more effectively. In addition, we have development programs based on our autologous CD34+ cell therapy technology platform that we are seeking to partner while incurring no additional capital outlay.
Our leadership team has decades of collective biopharmaceutical and pharmaceutical product development experience across a variety of therapeutic categories and at all stages of development from preclinical through to product registration and launch. Our goal is to develop and commercialize products that address important unmet medical needs. Our current development pipeline includes:
•LSTA1, the subject of our Phase 1b/2a and 2b clinical studies being conducted globally in a variety of solid tumor types, including metastatic pancreatic ductal adenocarcinoma (mPDAC), in combination with a variety of anti-cancer regimens.
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
To address the tumor stroma’s role as a primary impediment to effective treatment, our approach is to activate the C-end rule (“CendR”), or CendR system, a naturally occurring active transport system. Our lead investigational drug, LSTA1 (a specific internalizing R-G-D or iRGD peptide), activates this transport system in a tumor-specific manner (Sugahara, Science, 2010). LSTA1 enables more selective and efficient uptake of systemically administered anti-cancer drugs resulting in more intratumoral drug accumulation. The overall result is enhanced anticancer activity without an increase in side effects. While it is possible to couple/tether or conjugate some anticancer drugs to LSTA1, we believe that the co-administration approach is an advantage because it does not create a new chemical entity with its attendant development and regulatory hurdles, thereby providing an anticipated faster-to-clinic and faster-to-market product opportunity for a range of co-administration therapies.
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

Index
LSTA1 as a treatment for solid tumor cancers in combination with other anti-cancer agents
LSTA1 is an investigational drug that actuates the CendR active transport mechanism while also having the potential to modify the TME and make it less immunosuppressive, thereby making the tumor more susceptible to attack by the immune system. It is targeted to tumor vasculature, endothelial cells, tumor cells and some intratumoral immunosuppressive cells by its affinity for alpha-v, beta-3 and beta-5 integrins that are upregulated on these cells. LSTA1 is a nine amino acid cyclic internalizing RGD (“iRGD”) peptide that, once bound to these integrins, is cleaved by proteases expressed in tumors to release a peptide fragment, called a CendR fragment. The CendR fragment then binds to an adjacent receptor, called neuropilin-1 receptor, to activate a novel uptake pathway that allows circulating moieties such as anticancer drugs to more selectively and effectively penetrate solid tumors. The ability of LSTA1 to modify the TME to enhance delivery and efficacy of co-administered drugs has been demonstrated in many preclinical models in a range of solid tumors with the results from Lisata, collaborators and research groups around the world having been the subject of over 300 scientific publications.
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
Enrolling
Tumor 1 OS data
Tumor 2 OS data
Tumor 3 OS data
N=160
CENDIFOX [USA]
Pancreatic, Colon and Appendiceal Cancers
Enrolling
Cohort 1
Cohorts 2 & 3
Resection Rate
Immuno-profiling data
ORR/PFS data
Final OS data
N=50
Qilu: Phase 1b/2a [CHN]
First-line mPDAC
Preliminary PFS data
Final OS data
N=41
iLSTA [AUS]
Non-resectable mPDAC
Enrolling
Final 6-month PFS/OS data
N=30
First patient in
Last patient in
Interim Analysis
Data
Final data
Milestone Achieved
• PFS: Progression-free Survival
• OS: Overall Survival
• ORR: Objective Response Rate

LISATA

Index

Anticipated key milestones (contd.)

2Q 2023
3Q 2023
4Q 2023
1Q 2024
2Q 2024
3Q 2024
4Q 2024
1Q 2025
2Q 2025
3Q 2025
4Q 2025
1Q 2026
Phase 2a [EST]
First-line GBM
N=30
Final PFS/OS data
Phase 1b/2a [USA]
Peritoneal Carcinomatosis
N=21
Tumor Penetration data
Final OS data
Qilu: Phase 2 [CHN]
First-line mPDAC
Study Design TBD
N=50-60
ORR data

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
Our proprietary cell technology using autologous (a patient’s own naturally occurring) CD34+ cells has led to the development of therapeutic product candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted or reduced. Through the administration of CD34+ cells, we seek to promote the development and formation of new microvasculature and thereby increase blood flow to the impacted area. We believe that a number of conditions caused by underlying ischemic injury can be improved through our CD34+ cell technology, including, but not limited to, Buerger's disease, critical limb ischemia (“CLI”), coronary microvascular dysfunction (“CMD”), refractory angina, and diabetic kidney disease (“DKD”).
HONEDRA® for Treatment of Critical Limb Ischemia
Our randomized, open-label, registration-eligible study of HONEDRA® in Japan for the treatment of CLI and Buerger's disease has, to date, demonstrated positive trends in both safety and efficacy. The HONEDRA® study's enrollment, however, has been significantly curtailed by the COVID-19 pandemic's impact in Japan, including the States of Emergency in Japan that have persisted for much of 2020, 2021, and 2022. Due to the significant and continued operational and financial burden incurred as a result of these COVID-19 delays, coupled with the unpredictability of the timing of site enrollment re-initiation, we suspended further enrollment in the fourth quarter of 2021. Following study suspension, we completed all protocol-defined patient observations and completed the clinical study report. Data from the follow-up of all patients completed in the registration-eligible clinical trial in Japan have been compiled and are the subject of discussions with the Pharmaceuticals and Medical Devices Agency (“PMDA”) in Japan as part of the Japanese regulatory pre-consultation process and in preparation for the formal clinical consultation meetings which precede a Japanese new drug application (“JNDA”). To date, the PMDA has provided advice on how to prepare for the formal consultation meeting and has indicated their preference for additional clinical information to accompany the filing of a JNDA. Concomitantly, the Company has reinforced its efforts to secure a Japanese partner to complete the remaining steps of development/registration as well as eventual commercialization in Japan.

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

Index
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
Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Change
Operating Expenses:
Research and development	$3,162	$3,234	$(72)
General and administrative	3,713	3,486	227
Total operating expenses	6,875	6,720	155
Loss from operations	(6,875)	(6,720)	(155)
Total other income (expense)	518	94	424
Benefit from income taxes	(2,330)	—	2,330
Net loss	$(4,027)	$(6,626)	$2,599
 Overall, net losses were $4.0 million for the three months ended June 30, 2023, compared to $6.6 million for the three months ended June 30, 2022.
For the three months ended June 30, 2023, operating expenses totaled $6.9 million compared to $6.7 million for the three months ended June 30, 2022, representing an increase of 2.3%. Operating expenses comprised the following:
•Research and development expenses were approximately $3.2 million for the three months ended June 30, 2023, compared to $3.2 million for the three months ended June 30, 2022, representing a decrease of $0.1 million or 2.2%. This was primarily due to expenses associated with our study start up activities in the current year associated with the LSTA1 Phase 2 proof-of-concept basket trial in various solid tumors in combination with the corresponding standards of care, enrollment activities for the LSTA1 Phase 2b ASCEND study and chemistry, manufacturing and control (CMC) activities for LSTA1 being offset by expenses associated with our Ischemic Repair programs (XOWNA® Phase 2b study, HONEDRA® and diabetic kidney disease) in the prior year.
•General and administrative expenses were approximately $3.7 million for the three months ended June 30, 2023, compared to $3.5 million for the three months ended June 30, 2022, representing an increase of $0.2 million or 6.5%. This was primarily due to severance costs associated with the elimination of the Chief Business Officer position on May 1, 2023, partially offset by non-recurring merger related costs in the prior year.
Historically, to minimize our use of cash, we have used a variety of equity instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Index
Other Income (Expense)
Total other income (expense) is comprised of investment income from cash, cash equivalents and marketable securities for both three months ended June 30, 2023 and 2022 and a loss on sale related to the sale of our New Jersey net operating losses (“NJ NOLs”) in the three months ended June 30, 2023.
Income Tax Benefit
In April 2023, we received final approval from the New Jersey Economic Development Authority (“NJEDA”) under the Technology Business Tax Certificate Transfer Program (“Program”) to sell a percentage of our NJ NOLs, which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $2.2 million. The $2.3 million of NJ NOLs related tax benefits (“NJ NOL Tax Benefits”) have been recorded as a benefit from income taxes and the loss on sale of $0.1 million recorded in other income (expense).
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Change
Operating Expenses:
Research and development	$6,341	$6,516	$(175)
General and administrative	7,378	6,824	554
Total operating expenses	13,719	13,340	379
Loss from operations	(13,719)	(13,340)	(379)
Total other income (expense)	1,175	9	1,166
Benefit from income taxes	(2,330)	(2,479)	(149)
Net loss	$(10,214)	$(10,852)	$638
 Overall, net losses were $10.2 million for the six months ended June 30, 2023, compared to $10.9 million for the six months ended June 30, 2022.
For the six months ended June 30, 2023, operating expenses totaled $13.7 million compared to $13.3 million for the six months ended June 30, 2023, representing an increase of 2.8%. Operating expenses comprised the following:
•Research and development expenses were approximately $6.3 million for the six months ended June 30, 2023, compared to $6.5 million for the six months ended June 30, 2022, representing a decrease of $0.2 million or 2.7%. This was primarily due to expenses associated with our study start up activities in the current year associated with the LSTA1 Phase 2 proof-of-concept basket trial in various solid tumors in combination with the corresponding standards of care, enrollment activities for the LSTA1 Phase 2b ASCEND study and chemistry, manufacturing and control (CMC) activities for LSTA1 being offset by expenses associated with our Ischemic Repair programs (XOWNA® Phase 2b study, HONEDRA® and diabetic kidney disease) in the prior year.
•General and administrative expenses were approximately $7.4 million for the six months ended June 30, 2023, compared to $6.8 million for the six months ended June 30, 2022, representing an increase of $0.6 million or 8.1%. This was primarily due to severance costs associated with the elimination of the Chief Business Officer position on May 1, 2023, partially offset by non-recurring merger related costs in the prior year.
Historically, to minimize our use of cash, we have used a variety of equity instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Index
Other Income (Expense)
Total other income (expense) is comprised of investment income from cash, cash equivalents and marketable securities for both six months ended June 30, 2023 and 2022 and a loss on sale related to the sale of our NJ NOLs in the six months ended June 30, 2023 and 2022.
Income Tax Benefit
In April 2023, we received final approval from the NJEDA under the Program to sell a percentage of our NJ NOLs, which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $2.2 million. The $2.3 million of our NJ NOL Tax Benefits have been recorded as a benefit from income taxes and the loss on sale of $0.1 million recorded in other income (expense).
In February 2022, we received final approval from the NJEDA under the Program to sell a percentage of our NJ NOLs, which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $2.3 million. The $2.5 million of our NJ NOL Tax Benefits have been recorded as a benefit from income taxes and the loss on sale of $0.1 million recorded in other income (expense).

Index
Analysis of Liquidity and Capital Resources
As of June 30, 2023, we had cash, cash equivalents and marketable securities of approximately $57.6 million, working capital of approximately $57.1 million, and stockholders’ equity of approximately $58.0 million.
During the six months ended June 30, 2023, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash (used in) or provided by, operating, investing and financing activities were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(12,380)	$(10,704)
Net cash provided by investing activities	3,564	19,544
Net cash provided by (used in) financing activities	367	(139)

Operating Activities
Our cash used in operating activities during the six months ended June 30, 2023 was $12.4 million, which is comprised of (i) our net loss of $10.2 million, adjusted for non-cash expenses totaling $0.9 million (which includes adjustments for equity-based compensation, depreciation and amortization, a loss on disposal of fixed assets, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities using approximately $3.1 million.
Our cash used in operating activities during the six months ended June 30, 2022 was $10.7 million, which is comprised of (i) our net loss of $10.9 million, adjusted for non-cash expenses totaling $2.0 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities) and (ii) changes in operating assets and liabilities using approximately $1.9 million.
Investing Activities
Our cash provided by investing activities during the six months ended June 30, 2023 totaled $3.6 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities).
Our cash used in investing activities during the six months ended June 30, 2022 totaled $19.5 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities) partially offset by our investment in Cend.
Financing Activities
Our cash provided by financing activities during the six months ended June 30, 2023 totaled $0.4 million and consisted of proceeds from the issuance of shares through our ATM Agreement of $0.3 million, option exercise proceeds of $0.2 million partially offset by tax withholding-related payments of $0.1 million on net share settlement equity awards to employees.
Our cash used in financing activities during the six months ended June 30, 2022 totaled $0.1 million and consisted primarily of tax withholding-related payments on net share settlement equity awards to employees.
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

Index
On June 4, 2021, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million. Subsequent to the filing of our Form 10-K on March 22, 2022, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $43.6 million. Pursuant to General Instruction I.B.6 of Form S-3, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of such Form 10-K filing, the aggregate amount of securities that we are permitted to offer and sell was reduced to $17,698,943, which was equal to one-third of the aggregate market value of our common stock held by non-affiliates as of September 21, 2022. Since inception we have issued 64,394 shares of common stock under the ATM Agreement for net proceeds of $270,774.
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the three and six months ended June 30, 2023, compared to those reported in our 2022 Form 10-K.

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
As of June 30, 2023, we evaluated, with the participation of our management, including our Chief Executive Officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

LISATA THERAPEUTICS, INC.
August 14, 2023	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President & Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Index
LISATA THERAPEUTICS, INC.
FORM 10-Q

Exhibit Index

10.1	+	Severance Agreement, dated May 1, 2023, by and between the Company and David Slack.
31.1	*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	**	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________

+	Management contract or compensatory plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith.