Form 10-Q
period 2023-09-30
LISATA THERAPEUTICS, INC.
filed 2023-11-02
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2023
Common stock, $0.001 par value per share	8,139,449	shares

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
•our ability to complete our other planned clinical trials (or initiate other trials) in accordance with our estimated timelines due to delays associated with enrolling patients due to the novelty of the treatment, the size of the patient population, competition with other clinical trials for similar subjects, patient and/or investigator site availability and accessibility due to external macroenvironmental factors and the need of patients to meet the inclusion criteria of the trial or otherwise;
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

Index
reliance on these forward-looking statements, which speak only as of the date they were made. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Cash and cash equivalents	$32,428	$32,154
Marketable securities	21,966	37,072
Prepaid and other current assets	2,839	2,650
Total current assets	57,233	71,876
Property and equipment, net	204	296
Acquired license - intangible	281	334
Other assets	371	528
Total assets	$58,089	$73,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$1,312	$2,655
Accrued liabilities	3,820	3,728
Total current liabilities	5,132	6,383
Other long-term liabilities	253	327
Total liabilities	5,385	6,710
Commitments and Contingencies (Note 14)

Stockholders' Equity
Common stock, $0.001 par value, authorized 33,333,333 shares; issued 8,140,187 and 7,866,799 shares at September 30, 2023 and December 31, 2022, respectively; and outstanding, 8,139,449 and 7,866,061 shares at September 30, 2023 and December 31, 2022, respectively	8	8
Additional paid-in capital	576,474	574,548
Treasury stock, at cost; 738 shares at September 30, 2023 and December 31, 2022	(708)	(708)
Accumulated deficit	(522,716)	(507,241)
Accumulated other comprehensive loss	(100)	(29)
Total Lisata Therapeutics, Inc. stockholders' equity	52,958	66,578
Non-controlling interests	(254)	(254)
Total stockholders' equity	52,704	66,324
Total liabilities, non-controlling interests and stockholders' equity	$58,089	$73,034
See accompanying notes to consolidated financial statements.

Index

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Expenses:
Research and development	$3,380	$3,335	$9,721	$9,853
In-process research and development	—	30,393	—	30,393
General and administrative	2,584	3,992	9,962	10,815
Total operating expenses	5,964	37,720	19,683	51,061

Operating loss	(5,964)	(37,720)	(19,683)	(51,061)

Other income (expense):
Investment income, net	714	337	2,053	496
Other expense, net	(11)	—	(175)	(149)
Total other income (expense)	703	337	1,878	347

Net loss before benefit from income taxes and noncontrolling interests	(5,261)	(37,383)	(17,805)	(50,714)
Benefit from income taxes	—	—	(2,330)	(2,479)
Net loss	$(5,261)	$(37,383)	$(15,475)	$(48,235)
Less - net income attributable to noncontrolling interests	—	—	—	—
Net loss attributable to Lisata Therapeutics, Inc. common stockholders	$(5,261)	$(37,383)	$(15,475)	$(48,235)

Basic and diluted loss per share
Lisata Therapeutics, Inc. common stockholders	$(0.65)	$(7.88)	$(1.92)	$(11.28)

Weighted average common shares outstanding
Basic and diluted shares	8,141	4,747	8,050	4,276

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(5,261)	$(37,383)	$(15,475)	$(48,235)

Other comprehensive loss:
Available for sale securities - net unrealized gain	—	5	1	5
Cumulative translation adjustment arising during the period	(50)	(25)	(72)	(25)
Total other comprehensive loss	(50)	(20)	(71)	(20)

Comprehensive loss attributable to Lisata Therapeutics, Inc. common stockholders	$(5,311)	$(37,403)	$(15,546)	$(48,255)

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at June 30, 2022	4,038	$4	$547,032	$(70)	$(463,868)	$(708)	$82,391	$(254)	$82,137
Net loss	—	—	—	—	(37,383)	—	(37,383)	—	(37,383)
Share-based compensation	52	—	940	—	—	—	939	—	939
Issuance of common stock in connection with Merger	3,773	4	26,094	—	—	—	26,098	—	26,098
Unrealized gain on marketable securities	—	—	—	5	—	—	5	—	5
Foreign currency translation adjustment	—	—	—	(25)	—	—	(25)	—	(25)
Balance at September 30, 2022	7,863	$8	$574,066	$(90)	$(501,251)	$(708)	$72,025	$(254)	$71,771

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2021	3,986	$4	$546,044	$(70)	$(453,016)	$(708)	$92,254	$(254)	$92,000
Net loss	—	—	—	—	(48,235)	—	(48,235)	—	(48,235)
Share-based compensation	100	—	1,899	—	—	—	1,899	—	1,899
Net proceeds from issuances of common stock	4	—	29	—	—	—	29	—	29
Issuance of common stock in connection with Merger	3,773	4	26,094	—	—	—	26,098	—	26,098
Unrealized gain on marketable securities	—	—	—	5	—	—	5	—	5
Foreign currency translation adjustment	—	—	—	(25)	—	—	(25)	—	(25)
Balance at September 30, 2022	7,863	$8	$574,066	$(90)	$(501,251)	$(708)	$72,025	$(254)	$71,771

Index

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at June 30, 2023	8,133	$8	$576,173	$(50)	$(517,455)	$(708)	$57,968	$(254)	$57,714
Net loss	—	—	—	—	(5,261)	—	(5,261)	—	(5,261)
Share-based compensation	7	—	301	—	—	—	301	—	301
Foreign currency translation adjustment	—	—	—	(50)	—	—	(50)	—	(50)
Balance at September 30, 2023	8,140	$8	$576,474	$(100)	$(522,716)	$(708)	$52,958	$(254)	$52,704

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2022	7,867	$8	$574,548	$(29)	$(507,241)	$(708)	$66,578	$(254)	$66,324
Net loss	—	—	—	—	(15,475)	—	(15,475)	—	(15,475)
Share-based compensation	114	—	1,474	—	—	—	1,474	—	1,474
Net proceeds from issuances of common stock	76	—	297	—	—	—	297	—	297
Proceeds from option exercises	83	—	155	—	—	—	155	—	155
Unrealized gain on marketable securities	—	—	—	1	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	(72)	—	—	(72)	—	(72)
Balance at September 30, 2023	8,140	$8	$576,474	$(100)	$(522,716)	$(708)	$52,958	$(254)	$52,704

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,475)	$(48,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,565	2,168
Depreciation and amortization	142	22
Loss on disposal of fixed assets	3	—
In process research and development expenses	—	30,393
Amortization/accretion on marketable securities	(709)	893
Changes in operating assets and liabilities:
Prepaid and other current assets	(314)	29
Other assets	130	178
Accounts payable, accrued liabilities and other liabilities	(1,305)	(150)
Net cash used in operating activities	(15,963)	(14,702)
Cash flows from investing activities:
Purchase of marketable securities	(77,355)	(68,481)
Sale of marketable securities	93,171	93,865
Asset acquisition costs, net of cash acquired related to merger with Cend	—	(3,320)
Purchase of property and equipment	—	(259)
Net cash provided by investing activities	15,816	21,805
Cash flows from financing activities:
Proceeds from exercise of options	155	—
Tax withholding payments on net share settlement equity awards	(91)	(267)
Net proceeds from issuance of common stock	297	29
Net cash provided by (used in) financing activities	361	(238)
Effect of exchange rate changes on cash	60	(34)
Net increase in cash and cash equivalents	274	6,831
Cash and cash equivalents at beginning of period	32,154	24,647
Cash and cash equivalents at end of period	$32,428	$31,478

Supplemental disclosure of noncash investing activities:
Issuance of common stock in connection with merger	$—	$23,580
Incremental fair value of Cend's fully vested stock options assumed	$—	$2,136

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Business
Overview
Lisata Therapeutics, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage pharmaceutical company dedicated to the discovery, development, and commercialization of innovative therapies for the treatment of solid tumors and other major diseases. The Company's lead investigational product candidate, LSTA1, is designed to activate a novel uptake pathway that allows co-administered or tethered (i.e., molecularly bound) anti-cancer drugs to penetrate solid tumors more effectively. LSTA1 actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are unlikely to be affected. LSTA1 also has the potential to modify the tumor microenvironment (“TME”), thereby making tumors more susceptible to immunotherapies and inhibiting the metastasis cascade (i.e., the spread of cancer to other parts of the body). The Company and its collaborators have amassed significant non-clinical data demonstrating enhanced delivery of a range of existing and emerging anti-cancer therapies, including chemotherapeutics, immunotherapies and RNA-based therapeutics. To date, LSTA1 has also demonstrated favorable safety, tolerability and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy for pancreatic cancer. The Company is exploring the potential of LSTA1 to enable a variety of treatment modalities to treat a range of solid tumors more effectively. In addition, the Company has development programs based on its autologous CD34+ cell therapy technology platform that it is seeking to partner while incurring no additional capital outlay.
The Company's leadership team has decades of collective biopharmaceutical and pharmaceutical product development experience across a variety of therapeutic categories and at all stages of development from preclinical through to product registration and launch. Its goal is to develop and commercialize products that address important unmet medical needs. The Company’s current development pipeline includes:
•LSTA1, the subject of Phase 1b/2a and 2b clinical studies being conducted globally in a variety of solid tumor types, including, metastatic pancreatic ductal adenocarcinoma (mPDAC) and other forms of pancreatic cancer, cholangiocarcinoma, esophageal cancer, head and neck cancer, appendiceal cancer, colon cancer and glioblastoma multiforme in combination with a variety of anti-cancer regimens.
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

Index
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
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2023, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2022 and 2021 included in our 2022 Form 10-K. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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

Index
Foreign Currency Remeasurement
The Company’s reporting currency is the U.S. Dollar. The functional currency of Lisata Therapeutics Australia Pty Ltd., which is a foreign subsidiary of the Company, is the Australian Dollar. The assets and liabilities of Lisata Therapeutics Australia Pty Ltd. are translated into U.S. Dollars at the exchange rates in effect at each balance sheet date, and the results of operations are translated using the average exchange rates prevailing throughout the reporting period. Adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income (loss) in stockholders' equity.

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
Intangible Asset
The Company’s intangible asset consists of a single asset, Cend’s license agreement with Qilu Pharmaceutical, Co., Ltd. (“Qilu”) acquired in the Merger, with a value of $0.4 million. The intangible asset is stated at fair value and is amortized using the straight-line method over its estimated useful life of 5 years. Amortization expense was $18 thousand for the three months ended September 30, 2023 and $53 thousand for the nine months ended September 30, 2023. The intangible asset is reviewed for potential impairment when events or circumstances indicate that carrying amounts may not be recoverable. The projected amortization expense is $71 thousand per year for the next five years.

Index
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
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. If licenses are bundled with other performance obligations, the Company would utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. There was no revenue recognized for the three and nine months ended September 30, 2023 and 2022.
Milestones
At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company or the Company’s collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the Company’s estimate of the overall transaction price. Any such adjustments are allocated on a cumulative catch-up basis to satisfied and partially satisfied performance obligations, with the consideration allocated to an ongoing performance obligation being recognized over the period of performance. For the three and nine months ended September 30, 2023 and September 30, 2022, the Company has not recognized revenue related to milestones.
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

Note 4 – Available-for-Sale-Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	September 30, 2023				December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$28,828	$—	$(16)	$28,812	$44,308	$—	$(17)	$44,291
Commercial paper	1,978	—	—	1,978	7,953	—	—	7,953
Money market funds	13,572	—	—	13,572	4,871	—	—	4,871
Agency bonds	1,987	—	(1)	1,986	—	—	—	—
Treasury bills	3,996	—	—	3,996	—	—	—	—
Municipal debt securities	725	—	—	725	7,626	—	(1)	7,625
Total	$51,086	$—	$(17)	$51,069	$64,758	$—	$(18)	$64,740

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in our Consolidated Balance Sheets (in thousands):

	September 30, 2023	December 31, 2022
Cash equivalents	$29,103	$27,668
Marketable securities	21,966	37,072
Total	$51,069	$64,740

Index

The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in thousands):

	September 30, 2023
	Amortized Cost	Estimated Fair Value
Less than one year	$51,086	$51,069
Greater than one year	—	—
Total	$51,086	$51,069

Note 5 – Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Furniture and fixtures	$—	$25
Computer equipment	589	589
Leasehold improvements	72	99
Property and equipment, gross	661	713
Accumulated depreciation	(457)	(417)
Property and equipment, net	$204	$296

The Company’s results included depreciation expense of approximately $89 thousand and $22 thousand for the nine months ended September 30, 2023 and 2022, respectively.

Note 6 – Income (Loss) Per Share
For the nine months ended September 30, 2023 and 2022, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive. At September 30, 2023 and 2022, the Company excluded the following potentially dilutive securities (in thousands):

	September 30
	2023	2022
Stock options	1,321	1,399
Warrants	1,422	1,424
Restricted stock units	202	48

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
The Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$29,103	$—	$—	$29,103	$27,668	$—	$—	$27,668
Marketable securities - available for sale	—	21,966	—	21,966	—	37,072	—	37,072
	$29,103	$21,966	$—	$51,069	$27,668	$37,072	$—	$64,740

The carrying values of accounts payable and accrued expenses approximate fair value as of September 30, 2023 and December 31, 2022, due to the short maturity nature of these items.

Note 8 – Accrued Liabilities
Accrued liabilities as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Salaries, employee benefits and related taxes	$2,366	$2,586
Clinical and R&D related liabilities	915	785
Accounting & tax consulting liabilities	230	—
Operating lease liabilities — current	164	180
Other	145	177
Total	$3,820	$3,728

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

Index
Operating lease liabilities and right-of-use assets were recorded in the following captions of our balance sheet as follows (in thousands):

	September 30, 2023	December 31, 2022
Right-of-Use Assets:
Other assets	$348	$487
Total Right-of-Use Asset	$348	$487

Operating Lease Liabilities:
Accrued liabilities	$164	$180
Other long-term liabilities	181	305
Total Operating Lease Liabilities	$345	$485

As of September 30, 2023, the weighted average remaining lease term for our operating lease was 2.0 years, and the weighted average discount rate for our operating lease was 9.625%. As of December 31, 2022, the weighted average remaining lease term for our operating leases was 1.5 years, and the weighted average discount rate for our operating leases was 9.625%.
Future minimum lease payments under the lease agreement as of September 30, 2023 were as follows (in thousands):

Years ended	Operating Leases
2023	48
2024	190
2025	143
Total lease payments	381
Less: Amounts representing interest	(36)
Present value of lease liabilities	$345

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
Equity Issuances
At The Market Offering Agreement
On June 4, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $50.0 million. Subsequent to the filing of our Form 10-K on March 22, 2022, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $43.6 million. Pursuant to General Instruction I.B.6 of Form S-3, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of such Form 10-K filing, the aggregate amount of securities that we are permitted to offer and sell was reduced to $17,698,943, which was equal to one-third of the aggregate market value of our common stock held by non-affiliates as of September 21, 2022. During the nine months ended September 30, 2023, the Company issued 64,394 shares of common stock under the ATM Agreement for net proceeds of $270,774. Since inception, the Company has issued 64,394 shares of common stock under the ATM Agreement for net proceeds of $270,774.

Index
Common Stock
In connection with the Merger closing on September 15, 2022, the Company issued an aggregate of 3,772,768 shares of common stock, based on the Exchange Ratio, to holders of Cend, in exchange for all of the Cend capital stock outstanding immediately prior to the closing of the Merger.
Stock Options and Warrants
In connection with the Merger and after giving effect to the Reverse Stock Split, the Company assumed 1,227,776 options outstanding of Cend. The options granted under the Cend Plan are exercisable at various dates as determined upon grant and will expire no more than ten years from their original date of grant. The Cend Plan stock options generally vest over a four-year term. The following table summarizes the activity for stock options and warrants for the nine months ended September 30, 2023:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2022	1,391,352	$10.83	7.03	$187.6	1,423,774	$42.57	3.37	$—

Changes during the period:
Granted	180,896	3.46			—	—
Exercised	(82,500)	1.88			—	—
Forfeited	(144,594)	3.63			—	—
Expired	(24,603)	29.60			(2,000)	88.35
Outstanding at September 30, 2023	1,320,551	$10.82	6.30	$78.7	1,421,744	$42.51	2.67	$—
Vested at September 30, 2023 or expected to vest in the future	1,316,134	$10.84	6.29	$78.7	1,421,744	$42.51	2.67	$—
Vested at September 30, 2023	1,229,103	$11.25	6.09	$78.2	1,421,744	$42.51	2.67	$—

Restricted Stock
During the nine months ended September 30, 2023 and 2022, the Company issued restricted stock for services as follows (in thousands, except share data):

	Nine Months Ended September 30,
	2023	2022
Number of restricted stock issued	159,950	70,740
Value of restricted stock issued	$480	$973

The vesting terms of restricted stock issuances are generally between one and four years.
Restricted Stock Units
During the nine months ended September 30, 2023 and 2022, the Company issued restricted stock units for services as follows (in thousands, except share data):

	Nine Months Ended September 30,
	2023	2022
Number of restricted stock units issued	188,850	111,170
Value of restricted stock units issued	$567	$1,386

The weighted average estimated fair value of restricted stock units issued for services in the nine months ended September 30, 2023 and 2022 was $3.00 and $12.46 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.

Index

Note 11 – Share-Based Compensation
Share-Based Compensation
We utilize share-based compensation in the form of stock options, restricted stock, and restricted stock units. The following table summarizes the components of share-based compensation expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$103	$271	$517	$631
General and administrative	203	769	1,048	1,537
Total share-based compensation expense	$306	$1,040	$1,565	$2,168

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at September 30, 2023 were as follows (in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$221	$161	$483
Expected weighted-average period in years of compensation cost to be recognized	1.85	1.10	1.69

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Stock Options
	Nine Months Ended September 30,
	2023	2022
Total fair value of shares vested	$1,001	$853
Weighted average estimated fair value of shares granted	$2.10	$1.23

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

Index
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
As of December 31, 2022, Cend Therapeutics had approximately $10.9 million of Federal NOLs available to offset future taxable income. The Company performed an analysis and determined that there was an ownership change of greater than 50% on September 15, 2022. As of September 15, 2022 Cend has approximately $10.7 million of Federal and $15.0 million of state NOLs. The state NOLs will expire from the 2036 through 2042 tax years. Using a fair market value of $36.1 million and applying an applicable federal rate of 2.54% Cend will have an annual limitation of approximately $917 thousand each year. The Federal NOL of $106 thousand incurred in the post-acquisition period September 15, 2022 to December 31, 2022 is not subject to limitation and does not expire. Cend’s wholly owned Australian subsidiary has $1.8 million of NOLs which will be carried forward and do not expire. There is a full valuation allowance against the NOLs.
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
As of December 31, 2022 and 2021, the Company’s uncertain tax positions were $344 thousand and $0, respectively. Due to the acquisition of Cend, the Company’s uncertain tax positions increased by $344 thousand related to Federal and state credits and certain state NOLs. The Company will continue to evaluate its uncertain tax positions in future periods. As of September 30, 2023, the Company does not believe there will be any material changes in its unrecognized tax positions over the next year.
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
On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes various tax provisions, which are effective for tax years beginning on or after January 1, 2023. For tax years beginning after December 31, 2021, the Tax Cuts & Jobs Act of 2017 eliminated the option to deduct research and development expenditures as incurred and instead required taxpayers to capitalize and amortize them over five or 15 years beginning in 2022. Since the Company is in a net operating loss position, the capitalization of research and development costs did not have a material impact on the Company’s results of operations for the year ended December 31, 2022. The Company will continue to monitor the future impact of changes in tax legislation.

Note 13 – Australia Research and Development Tax Incentive

The Company’s Australian subsidiary, which conducts core research and development activities, is eligible to receive a refundable tax incentive between 43.5% to 48.5% (depending upon the income tax rate) for qualified research and development activities. As of the nine months ended September 30, 2023, $0.5 million was recorded as an income tax incentive receivable in prepaid and other current assets in the consolidated balance sheets, as the Company determined that the expenses met the eligibility criteria and the amounts claimed are expected to be received shortly after the related tax returns are filed. On

Index
September 4, 2023 the Company's Australian subsidiary received a $0.6 million tax refund from the Australian Taxation Office related to the 2022 tax year.
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

Note 15 – Technology Transfer Agreement
Impilo Therapeutics
In July 2023, the Company entered into a technology transfer agreement with Impilo Therapeutics (“Impilo”) under which the Company transferred its rights to its tumor penetrating nanocomplex (TPN) platform to Impilo. As consideration for the technology transfer, Impilo issued a total of 766,000 shares of its pre-seed preferred stock to the Company. On October 3, 2023 in connection with the Sanford Burnham Prebys license agreement (Note 16) Impilo cancelled the original stock certificate for 766,000 shares and reissued 574,500 shares of its pre-seed preferred stock to the Company.

Note 16 – License Agreements
Sanford Burnham Prebys
In December 2015, Cend entered into a license agreement with Sanford Burnham Prebys (“SBP”) under which Cend was granted an exclusive, worldwide, royalty-bearing license to certain patent rights and know-how controlled by SBP related to the development of LSTA1. At the time the license agreement was entered into, Cend’s founding shareholder was an executive at SBP. The agreement provides the Company with the rights to grant and authorize sublicenses to use, sell, and otherwise exploit the patent rights. As consideration for the license, Cend issued a total of 382,030 shares of common stock, as adjusted for the Reverse Stock Split and Exchange Ratio. The Company is required to pay an annual license maintenance fee of $10,000 increasing to $20,000 on year seven of the agreement. The Company could also be required to make milestone payments to SBP upon completion of certain regulatory and commercial milestones. The aggregate potential milestone payments are approximately $10.6 million. The Company has also agreed to pay SBP royalties of 4% of net sales of products sold by the Company, or through a sublicense, subject to certain reductions. Additionally, the Company is obligated to pay SBP 25% of any sublicensing income, which, pursuant to the technology transfer agreement with Impilo, resulted in SBP receiving 191,500 shares of the Company’s pre-seed preferred stock in Impilo on October 3, 2023.
The agreement will expire upon the later of (i) the final abandonment of all pending patent applications within the licensed patents or (ii) the expiration of the last to expire patent within the licensed patents. The agreement may be terminated in its entirety by the Company at any time by giving SBP sixty days’ prior written notice. The agreement may be terminated in its entirety by SBP if the Company, at any time, defaults in the payment of any sum when due and fails to make such payment within thirty days after receipt of written notice. The agreement may be terminated in its entirety by either SBP or the Company (i) in the event of an uncured material breach by the other party, or (ii) in the event the other party (a) files for, or is involuntarily petitioned with, bankruptcy (other than dissolution or winding up for the purposes of reconstruction or amalgamation), (b) makes an assignment of all or substantially all of its assets for the benefit of creditors, or (c) has a receiver or trustee is appointed and is unable to secure a dismissal, stay or other suspension of such proceedings within thirty days. Upon termination of the agreement for any reason, all rights and obligations of the Company with respect to the patents and patent applications shall terminate and revert to SBP.

Index
In October 2021, Cend entered into a license agreement with SBP under which Cend was granted an exclusive, royalty-bearing license to certain patent rights and know-how controlled by SBP. The agreement provides Cend with the rights to grant and authorize sublicenses to use, sell, and otherwise exploit the patent rights. The Company is required to pay an annual license maintenance fee of $20,000, increasing to $30,000 on year four of the agreement. Further, the Company could be required to make milestone payments to SBP upon completion of certain regulatory and commercial milestones. The aggregate potential milestone payments are approximately $23.2 million. The Company is obligated to pay SBP royalties of 4% of net sales of products sold by the Company or through a sublicense, subject to certain reductions. Additionally, the Company is obligated to pay SBP varying sublicense fees, ranging from 10% to 25%, dependent on when the related milestones are reached. On September 14, 2023, pursuant to the technology transfer agreement with Impilo, the license was assigned in full to Impilo.
SBP owned 382,030 shares of the Company’s common stock as of September 30, 2023 and is a related party.
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
On August 2, 2023, pursuant to the technology transfer agreement with Impilo, the license was assigned in full to Impilo.
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
MIT owned 43,236 shares of the Company’s common stock as of September 30, 2023.

Index

Note 17 – Research Collaboration and License Agreement
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
Overview
We are a clinical-stage pharmaceutical company dedicated to the discovery, development, and commercialization of innovative therapies for the treatment of solid tumors and other major diseases. Our lead investigational product candidate, LSTA1, is designed to activate a novel uptake pathway that allows co-administered or tethered (i.e., molecularly bound) anti-cancer drugs to penetrate solid tumors more effectively. LSTA1 actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are unlikely to be affected. LSTA1 also has the potential to modify the tumor microenvironment (“TME”), thereby making tumors more susceptible to immunotherapies and inhibiting the metastasis cascade (i.e., the spread of cancer to other parts of the body). We and our collaborators have amassed significant non-clinical data demonstrating enhanced delivery of a range of existing and emerging anti-cancer therapies, including chemotherapeutics, immunotherapies and RNA-based therapeutics. To date, LSTA1 has also demonstrated favorable safety, tolerability, and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy for pancreatic cancer. We are exploring the potential of LSTA1 to enable a variety of treatment modalities to treat a range of solid tumors more effectively. In addition, we have development programs based on our autologous CD34+ cell therapy technology platform that we are seeking to partner while incurring no additional capital outlay.
Our leadership team has decades of collective biopharmaceutical and pharmaceutical product development experience across a variety of therapeutic categories and at all stages of development from preclinical through to product registration and launch. Our goal is to develop and commercialize products that address important unmet medical needs. Our current development pipeline includes our product candidate LSTA1, which is the subject of Phase 1b/2a and 2b clinical studies being conducted globally in a variety of solid tumor types, including, metastatic pancreatic ductal adenocarcinoma (mPDAC) and other forms of pancreatic cancer, cholangiocarcinoma, esophageal cancer, head and neck cancer, appendiceal cancer, colon cancer and glioblastoma multiforme in combination with a variety of anti-cancer regimens.
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

Index

LSTA1 as a treatment for solid tumor cancers in combination with other anti-cancer agents
LSTA1 is an investigational drug that actuates the CendR active transport mechanism while also having the potential to modify the TME and make it less immunosuppressive, thereby making the tumor more susceptible to attack by the immune system and/or inhibiting the metastasis cascade. It is targeted to tumor vasculature, endothelial cells, tumor cells and some intratumoral immunosuppressive cells by its affinity for alpha-v, beta-3 and beta-5 integrins that are upregulated on these cells. LSTA1 is a nine amino acid cyclic internalizing RGD (“iRGD”) peptide that, once bound to these integrins, is cleaved by proteases expressed in tumors to release a peptide fragment, called a CendR fragment. The CendR fragment then binds to an adjacent receptor, called neuropilin-1 receptor, to activate a novel uptake pathway that allows circulating moieties such as anticancer drugs to more selectively and effectively penetrate solid tumors. The ability of LSTA1 to modify the TME to enhance delivery and efficacy of co-administered drugs has been demonstrated in many preclinical models in a range of solid tumors with the results from Lisata, collaborators and research groups around the world having been the subject of over 300 related scientific publications.
With regard to clinical development, LSTA1 is the subject of a completed Phase 1b clinical trial of 31 first-line metastatic pancreatic ductal adenocarcinoma patients, of which 29 were evaluable. Results from the trial showed that the safety profile of the LSTA1 combination regimen was similar to standard of care (“SoC”) alone with LSTA1 being well-tolerated with no-dose limiting toxicities. An Objective Response Rate (“ORR”) of fifty nine percent was observed, including a rare complete response, which compares favorably to the twenty three percent ORR observed in the “MPACT” clinical trial that served as the basis for approval of nab-paclitaxel for use in combination with gemcitabine for the treatment of first line, metastatic pancreatic ductal adenocarcinoma (Von Hoff, et al. 2013). A Disease Control Rate (“DCR”); (partial and complete responses plus stable disease) of over seventy nine percent was observed in comparison to a DCR of forty eight percent observed in the MPACT trial. Reduction in the level of circulating tumor biomarker CA19-9 was observed in 96% of patients versus 61% in the MPACT trial. Importantly, median progression-free survival and median overall survival of nearly ten months and over thirteen months were observed, respectively, vs. less than six months and less than nine months, respectively, in the MPACT trial. These results have been published in The Lancet Gastroenterology and Hepatology (Dean, et al. 2022).
Additionally, LSTA1 is the subject of multiple ongoing and planned clinical trials being conducted globally in a variety of solid tumor types and in combination with several chemotherapy and immunotherapy anti-cancer regimens. The following diagram summarizes these studies.

# Anticipated key milestones

2Q 2023
3Q 2023
4Q 2023
1Q 2024
2Q 2024
3Q 2024
4Q 2024
1Q 2025
2Q 2025
3Q 2025
4Q 2025
1Q 2026
ASCEND [AUS, NZ]
First-line mPDAC
Enrolling
Futility analysis
N=155
Cohort A
Topline data
Final PFS/OS
data
BOLSTER Trial [USA]
Various solid tumors
(Basket Trial)
Enrolling
N=120
OS data
CENDIFOX [USA]
Pancreatic, Colon and
Appendiceal Cancers
Enrolling
N=50
PDAC
Cohort
Colon/Appendiceal
Cohorts
PDAC
1st year data
Colon/Appendiceal
1st year data
Qilu: Phase 1b/2a [CHN]
First-line mPDAC
Preliminary PFS data
N=41
Final
data
iLSTA [AUS]
Non-resectable mPDAC
Enrolling
N=30
Final 6-month
PFS/OS data
First patient in
Last patient in
Interim Analysis
Data
Final data
Milestone Achieved

- PFS: Progression-free Survival
- OS: Overall Survival
- ORR: Objective Response Rate

LISATA THERAPEUTICS

Index

# Anticipated key milestones (contd.)

2Q 2023
3Q 2023
4Q 2023
1Q 2024
2Q 2024
3Q 2024
4Q 2024
1Q 2025
2Q 2025
3Q 2025
4Q 2025
1Q 2026
Phase 2a [EST]
First-line GBM
N=30
Final PFS/OS data
Phase 1b/2a [USA]
Peritoneal Carcinomatosis
N=21
Tumor Penetration data
Final data
Qilu: Phase 2 [CHN]
First-line mPDAC
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
HONEDRA® for Treatment of Critical Limb Ischemia
Our randomized, open-label, registration-eligible study of HONEDRA® in Japan for the treatment of CLI and Buerger's disease has, to date, demonstrated positive trends in both safety and efficacy. The HONEDRA® study's enrollment, however, was significantly curtailed by the COVID-19 pandemic's impact in Japan, including the States of Emergency in Japan that persisted for much of 2020, 2021, and 2022. Due to the significant and continued operational and financial burden incurred as a result of these COVID-19 delays, coupled with the unpredictability of the timing of site enrollment re-initiation, we suspended further enrollment in the fourth quarter of 2021. Following study suspension, we completed all protocol-defined patient observations and completed the clinical study report. Data from the follow-up of all patients completed in the registration-eligible clinical trial in Japan have been compiled and are the subject of discussions with the Pharmaceuticals and Medical Devices Agency (“PMDA”) in Japan as part of the Japanese regulatory pre-consultation process and in preparation for the formal clinical consultation meetings which precede a Japanese new drug application (“JNDA”). To date, the PMDA has provided advice on how to prepare for the formal consultation meeting and has indicated their preference for additional clinical information to accompany the filing of a JNDA. Concomitantly, the Company has reinforced its efforts to secure a Japanese partner to complete the remaining steps of development/registration as well as eventual commercialization in Japan.

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

Index
Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and September 30, 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Operating Expenses:
Research and development	$3,380	$3,335	$45
In-process research and development	—	30,393	(30,393)
General and administrative	2,584	3,992	(1,408)
Total operating expenses	5,964	37,720	(31,756)
Loss from operations	(5,964)	(37,720)	31,756
Total other income (expense)	703	337	366
Benefit from income taxes	—	—	—
Net loss	$(5,261)	$(37,383)	$32,122
 Overall, net losses were $5.3 million for the three months ended September 30, 2023, compared to $37.4 million for the three months ended September 30, 2022.
Operating Expenses
For the three months ended September 30, 2023, operating expenses totaled $6.0 million, compared to $37.7 million for the three months ended September 30, 2022, representing a decrease of 84.2%. Excluding the in-process research and development expense of $30.4 million relating to the Merger, operating expenses decreased by $1.4 million, or 18.6% compared to the three months ended September 30, 2022. Operating expenses comprised the following:
•Research and development expenses were approximately $3.4 million for the three months ended September 30, 2023, compared to $3.3 million for the three months ended September 30, 2022, representing an increase of $45.0 thousand or 1.3%. This was primarily due to expenses associated with our study activities in the current year for our LSTA1 Phase 2a proof-of-concept Bolster trial in various solid tumors in combination with the corresponding standards of care, enrollment activities for the LSTA1 Phase 2b ASCEND study, chemistry, manufacturing and control (“CMC”) activities for LSTA1 and study start up activities for the LSTA1 Phase 2a study for the treatment of glioblastoma multiforme being offset by expenses associated with our Ischemic Repair programs (XOWNA® Phase 2b study, HONEDRA® and diabetic kidney disease) in the prior year.
•General and administrative expenses were approximately $2.6 million for the three months ended September 30, 2023, compared to $4.0 million for the three months ended September 30, 2022, representing a decrease of $1.4 million or 35.3%. This was primarily due to non-recurring merger related costs in the prior year, a decrease in equity expense due to prior year performance stock unit vesting, Merger option assumption expense and departing board member restricted stock unit vesting and timing of our annual stockholder meeting versus the prior year.
Historically, to minimize our use of cash, we have used a variety of equity instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Index
Other Income (Expense)
Total other income (expense) is comprised primarily of investment income from cash, cash equivalents and marketable securities for both three months ended September 30, 2023 and 2022.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and September 30, 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Operating Expenses:
Research and development	$9,721	$9,853	$(132)
In-process research and development	—	30,393	(30,393)
General and administrative	9,962	10,815	(853)
Total operating expenses	19,683	51,061	(31,378)
Loss from operations	(19,683)	(51,061)	31,378
Total other income (expense)	1,878	347	1,531
Benefit from income taxes	(2,330)	(2,479)	(149)
Net loss	$(15,475)	$(48,235)	$32,760
 Overall, net losses were $15.5 million for the nine months ended September 30, 2023, compared to $48.2 million for the nine months ended September 30, 2022.
Operating Expenses
For the nine months ended September 30, 2023, operating expenses totaled $19.7 million compared to $51.1 million for the nine months ended September 30, 2022, representing a decrease of 61.5%. Excluding the in-process research and development expense of $30.4 million relating to the Merger, operating expenses decreased by $1.0 million, or 4.8% compared to the nine months ended September 30, 2022. Operating expenses comprised the following:
•Research and development expenses were approximately $9.7 million for the nine months ended September 30, 2023, compared to $9.9 million for the nine months ended September 30, 2022, representing a decrease of $0.1 million or 1.3%. This was primarily due to expenses associated with our study activities in the current year for our LSTA1 Phase 2a proof-of-concept Bolster trial in various solid tumors in combination with the corresponding standards of care, enrollment activities for the LSTA1 Phase 2b ASCEND study, chemistry, manufacturing and control (“CMC”) activities for LSTA1 and study start up activities for the LSTA1 Phase 2a study for the treatment of glioblastoma multiforme being offset by expenses associated with our Ischemic Repair programs (XOWNA® Phase 2b study, HONEDRA® and diabetic kidney disease) in the prior year.
•General and administrative expenses were approximately $10.0 million for the nine months ended September 30, 2023, compared to $10.8 million for the nine months ended September 30, 2022, representing a decrease of $0.9 million or 7.9%. This was primarily due to non-recurring Merger related costs in the prior year, a decrease in equity expense due to prior year performance stock unit vesting, Merger option assumption expense and departing board member restricted stock unit vesting, lower annual stockholder meeting expenses and a decrease in directors and officers insurance premiums, partially offset by severance costs associated with the elimination of the Chief Business Officer position on May 1, 2023.
Historically, to minimize our use of cash, we have used a variety of equity instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Index
Other Income (Expense)
Total other income (expense) is comprised of investment income from cash, cash equivalents and marketable securities for both nine months ended September 30, 2023 and 2022 and a loss on sale related to the sale of our NJ NOLs in the nine months ended September 30, 2023 and 2022.
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

Index
Analysis of Liquidity and Capital Resources
As of September 30, 2023, we had cash, cash equivalents and marketable securities of approximately $54.4 million, working capital of approximately $52.1 million, and stockholders’ equity of approximately $53.0 million.
During the nine months ended September 30, 2023, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash (used in) or provided by, operating, investing and financing activities were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(15,963)	$(14,702)
Net cash provided by investing activities	15,816	21,805
Net cash provided by (used in) financing activities	361	(238)

Operating Activities
Our cash used in operating activities during the nine months ended September 30, 2023 was $16.0 million, which is comprised of (i) our net loss of $15.5 million, adjusted for non-cash expenses totaling $1.0 million (which includes adjustments for equity-based compensation, depreciation and amortization, a loss on disposal of fixed assets, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities using approximately $1.5 million.
Our cash used in operating activities during the nine months ended September 30, 2022 was $14.7 million, which is comprised of (i) our net loss of $48.2 million, adjusted for non-cash expenses totaling $33.5 million (which includes adjustments for equity-based compensation, depreciation and amortization, in process research and development expenses, and amortization/accretion of marketable securities) and (ii) changes in operating assets and liabilities providing approximately $0.1 million.
Investing Activities
Our cash provided by investing activities during the nine months ended September 30, 2023 totaled $15.8 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities).
Our cash provided by investing activities during the nine months ended September 30, 2022 totaled $21.8 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities) partially offset by the asset acquisition costs, net of cash acquired related to the Merger and purchase of property and equipment.
Financing Activities
Our cash provided by financing activities during the nine months ended September 30, 2023 totaled $0.4 million and consisted of proceeds from the issuance of shares through our ATM Agreement (as defined below) of $0.3 million, option exercise proceeds of $0.2 million partially offset by tax withholding-related payments of $0.1 million on net share settlement equity awards to employees.
Our cash used in financing activities during the nine months ended September 30, 2022 totaled $0.2 million and consisted primarily of tax withholding-related payments on net share settlement equity awards to employees.
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

Index
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2023, compared to those reported in our 2022 Form 10-K.

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
As of September 30, 2023, we evaluated, with the participation of our management, including our Chief Executive Officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

LISATA THERAPEUTICS, INC.
November 2, 2023	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President & Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

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