Form 10-Q
period 2024-03-31
LISATA THERAPEUTICS, INC.
filed 2024-05-09
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 9, 2024
Common stock, $0.001 par value per share	8,307,433	shares

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
•the extent to which any future public health crisis and their long-term effects may impact, directly or indirectly, our business, including our clinical trials and financial condition; and
•other factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024 (our “2023 Form 10-K”).
The factors discussed herein, including those risks described in “Item 1A. Risk Factors” and elsewhere in our 2023 Form 10-K and in our other periodic filings with the SEC, which are available for review at www.sec.gov, could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue

Index
reliance on these forward-looking statements, which speak only as of the date they were made. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Cash and cash equivalents	$21,805	$22,593
Marketable securities	21,544	27,942
Prepaid and other current assets	4,210	3,389
Total current assets	47,559	53,924
Property and equipment, net	146	175
Acquired license - intangible, net	245	263
Other assets	290	332
Total assets	$48,240	$54,694

LIABILITIES, NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$1,263	$2,421
Accrued liabilities	4,070	4,169
Total current liabilities	5,333	6,590
Other long-term liabilities	164	210
Total liabilities	5,497	6,800
Commitments and Contingencies (Note 13)

Stockholders' Equity
Common stock, $0.001 par value, authorized 500,000,000 shares; issued 8,308,171 and 8,150,635 shares at March 31, 2024 and December 31, 2023, respectively; and outstanding, 8,307,433 and 8,149,897 shares at March 31, 2024 and December 31, 2023, respectively	8	8
Additional paid-in capital	577,283	576,971
Treasury stock, at cost; 738 shares at March 31, 2024 and December 31, 2023	(708)	(708)
Accumulated deficit	(533,482)	(528,081)
Accumulated other comprehensive loss	(104)	(42)
Total Lisata Therapeutics, Inc. stockholders' equity	42,997	48,148
Non-controlling interests	(254)	(254)
Total equity	42,743	47,894
Total liabilities, non-controlling interests and stockholders' equity	$48,240	$54,694
See accompanying notes to consolidated financial statements.

Index

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Operating Expenses:
Research and development	$3,241	$3,179
General and administrative	3,360	3,665
Total operating expenses	6,601	6,844

Operating loss	(6,601)	(6,844)

Other income (expense):
Investment income, net	589	670
Other expense, net	(187)	(13)
Total other income	402	657

Net loss before benefit from income taxes and noncontrolling interests	(6,199)	(6,187)
Benefit from income taxes	(798)	—
Net loss	$(5,401)	$(6,187)
Less - net income (loss) attributable to noncontrolling interests	—	—
Net loss attributable to Lisata Therapeutics, Inc. common stockholders	$(5,401)	$(6,187)

Basic and diluted loss per share
Lisata Therapeutics, Inc. common stockholders	$(0.65)	$(0.77)

Weighted average common shares outstanding
Basic and diluted shares	8,294	7,987

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(5,401)	$(6,187)

Other comprehensive loss:
Available for sale securities - net unrealized loss	(13)	(11)
Cumulative translation adjustment arising during the period	(49)	(12)
Total other comprehensive loss	(62)	(23)

Comprehensive loss attributable to Lisata Therapeutics, Inc. common stockholders	$(5,463)	$(6,210)

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2022	7,867	$8	$574,548	$(29)	$(507,241)	$(708)	$66,578	$(254)	$66,324
Net loss	—	—	—	—	(6,187)	—	(6,187)	—	(6,187)
Share-based compensation	132	—	589	—	—	—	589	—	589
Unrealized loss on marketable securities	—	—	—	(11)	—	—	(11)	—	(11)
Foreign currency translation adjustment	—	—	—	(12)	—	—	(12)	—	(12)
Balance at March 31, 2023	7,999	$8	$575,137	$(52)	$(513,428)	$(708)	$60,957	$(254)	$60,703

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2023	8,151	$8	$576,971	$(42)	$(528,081)	$(708)	$48,148	$(254)	$47,894
Net loss	—	—	—	—	(5,401)	—	(5,401)	—	(5,401)
Share-based compensation	157	—	312	—	—	—	312	—	312
Unrealized loss on marketable securities	—	—	—	(13)	—	—	(13)	—	(13)
Foreign currency translation adjustment	—	—	—	(49)	—	—	(49)	—	(49)
Balance at March 31, 2024	8,308	$8	$577,283	$(104)	$(533,482)	$(708)	$42,997	$(254)	$42,743

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,401)	$(6,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	454	675
Depreciation and amortization	46	48
Loss on disposal of fixed assets	—	3
Loss from equity method investment	100	—
Amortization/accretion on marketable securities	(152)	(167)
Changes in operating assets and liabilities:
Prepaid and other current assets	(872)	(1,652)
Other assets	41	167
Accounts payable, accrued liabilities and other liabilities	(1,243)	(1,083)
Net cash used in operating activities	(7,027)	(8,196)
Cash flows from investing activities:
Purchase of marketable securities	(18,824)	(30,121)
Sale of marketable securities	25,360	34,410
Investment in Impilo Therapeutics	(100)	—
Net cash provided by investing activities	6,436	4,289
Cash flows from financing activities:
Tax withholding payments on net share settlement equity awards	(142)	(85)
Net cash used in financing activities	(142)	(85)
Effect of exchange rate changes on cash	(55)	(7)
Net decrease in cash and cash equivalents	(788)	(3,999)
Cash and cash equivalents at beginning of period	22,593	32,154
Cash and cash equivalents at end of period	$21,805	$28,155

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Business
Overview
Lisata Therapeutics, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage pharmaceutical company dedicated to the discovery, development, and commercialization of innovative therapies for the treatment of solid tumors and other major diseases. The Company's lead investigational product candidate, certepetide (LSTA1), is designed to activate a novel uptake pathway that allows co-administered or tethered (i.e., molecularly bound) anti-cancer drugs to target and penetrate solid tumors more effectively. Certepetide actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are expected to be unaffected. Certepetide also has been shown to modify the tumor microenvironment (“TME”), thereby making tumors more susceptible to immunotherapies and inhibiting the metastasis cascade (i.e., the spread of cancer to other parts of the body). The Company and its collaborators have amassed significant non-clinical data demonstrating enhanced delivery of a range of existing and emerging anti-cancer therapies, including chemotherapeutics, immunotherapies, and RNA-based therapeutics. To date, certepetide has also demonstrated favorable safety, tolerability and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy for pancreatic cancer. The Company is exploring certepetide as a means to enable a variety of treatment modalities to treat a range of solid tumors more effectively. Currently, certepetide, is the subject of several Phase 2 clinical studies being conducted globally in a variety of solid tumor types, including metastatic pancreatic ductal adenocarcinoma (mPDAC), cholangiocarcinoma, appendiceal cancer, colon cancer and glioblastoma multiforme in combination with a variety of anti-cancer regimens.
The Company's leadership team has decades of collective biopharmaceutical and pharmaceutical product development experience across a variety of therapeutic categories and at all stages of development from preclinical through to product registration and launch. The Company's goal is to develop and commercialize products that address important unmet medical needs.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2024, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2023 and 2022 included in our 2023 Form 10-K. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
Intangible Asset
The Company’s intangible asset consists of a single asset, a license agreement with Qilu Pharmaceutical, Co., Ltd. (“Qilu”) acquired in the Company's acquisition of Cend Therapeutics, Inc (the “Cend Merger”), with a value of $0.4 million. The intangible asset is stated at fair value and is amortized using the straight-line method over its estimated useful life of 5 years. Amortization expense was $17 thousand for the three months ended March 31, 2024 and $18 thousand for the three months ended March 31, 2023. The intangible asset is reviewed for potential impairment when events or circumstances indicate that carrying amounts may not be recoverable. The projected amortization expense is $71 thousand per year for the next 3.5 years.

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
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. If licenses are bundled with other performance obligations, the Company would utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. There was no revenue recognized for the three months ended March 31, 2024 and 2023.
Milestones
At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company or the Company’s collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the Company’s estimate of the overall transaction price. Any such adjustments are allocated on a cumulative catch-up basis to satisfied and partially satisfied performance obligations, with the consideration allocated to an ongoing performance obligation being recognized over the period of performance. For the three months ended March 31, 2024 and March 31, 2023, the Company has not recognized revenue related to milestones.
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

Index
Note 3 – Available-for-Sale-Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	March 31, 2024				December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$33,750	$—	$(18)	$33,732	$37,791	$3	$(8)	$37,786
Commercial paper	—	—	—	—	1,981	—	—	1,981
Money market funds	5,242	—	—	5,242	4,268	—	—	4,268
Municipal debt securities	247	—	—	247	622	—	—	622
Total	$39,239	$—	$(18)	$39,221	$44,662	$3	$(8)	$44,657

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in the Company's Consolidated Balance Sheets (in thousands):

	March 31, 2024	December 31, 2023
Cash equivalents	$17,677	$16,715
Marketable securities	21,544	27,942
Total	$39,221	$44,657

The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in thousands):

	March 31, 2024
	Amortized Cost	Estimated Fair Value
Less than one year	$39,239	$39,221
Greater than one year	—	—
Total	$39,239	$39,221

Note 4 – Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Computer equipment	589	589
Leasehold improvements	72	72
Property and equipment, gross	661	661
Accumulated depreciation	(515)	(486)
Property and equipment, net	$146	$175

The Company’s results included depreciation expense of approximately $29 thousand and $30 thousand for the three months ended March 31, 2024 and 2023, respectively.

Index
Note 5 – Income (Loss) Per Share
For the three months ended March 31, 2024 and 2023, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive in the periods presented. At March 31, 2024 and 2023, the Company excluded the following potentially dilutive securities (in thousands):

	March 31
	2024	2023
Stock options	1,454	1,493
Warrants	1,422	1,424
Restricted stock units	354	237

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
The Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$17,677	$—	$—	$17,677	$16,715	$—	$—	$16,715
Marketable securities - available for sale	—	21,544	—	21,544	—	27,942	—	27,942
	$17,677	$21,544	$—	$39,221	$16,715	$27,942	$—	$44,657

The carrying values of accounts payable and accrued expenses approximate fair value as of March 31, 2024 and December 31, 2023, due to the short maturity nature of these items.

Index
Note 7 – Accrued Liabilities
Accrued liabilities as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Salaries, employee benefits and related taxes	$1,324	$2,665
Clinical and R&D related liabilities	1,724	1,046
Accounting & tax consulting liabilities	92	57
Legal settlement	500	—
Operating lease liabilities — current	172	168
Other	258	233
Total	$4,070	$4,169

Note 8 – Operating Leases
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

Index
Operating lease liabilities and right-of-use assets were recorded in the following captions of our balance sheet as follows (in thousands):

	March 31, 2024	December 31, 2023
Right-of-Use Assets:
Other assets	$267	$308
Total Right-of-Use Asset	$267	$308

Operating Lease Liabilities:
Accrued liabilities	$172	$168
Other long-term liabilities	92	137
Total Operating Lease Liabilities	$264	$305

As of March 31, 2024, the weighted average remaining lease term for our operating lease was 1.5 years, and the weighted average discount rate for our operating lease was 9.625%. As of December 31, 2023, the weighted average remaining lease term for our operating leases was 1.75 years, and the weighted average discount rate for our operating leases was 9.625%.
Future minimum lease payments under the lease agreement as of March 31, 2024 were as follows (in thousands):

Years ended	Operating Leases
2024	143
2025	143
Total lease payments	286
Less: Amounts representing interest	(22)
Present value of lease liabilities	$264

Note 9 – Stockholders' Equity
Equity Issuances
At The Market Offering Agreement
On June 4, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $50.0 million. As of the date of this filing and so long as the Company’s public float remains below $75.0 million, the Company is subject to limitations pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount the Company can offer to up to one-third of its public float during any trailing 12-month period. Subsequent to the filing of the Company's Registration Statement on Form S-3 (File No. 333-279034) on May 1, 2024, the aggregate market value of its outstanding common stock held by non-affiliates was approximately $26.7 million. Pursuant to the Baby Shelf Limitation, since the aggregate market value of the Company's outstanding common stock held by non-affiliates was below $75.0 million at the time of such S-3 filing, the aggregate amount of securities that the Company is permitted to offer and sell is now $8,915,094, which is equal to one-third of the aggregate market value of our common stock held by non-affiliates as of March 21, 2024. If the Company’s public float exceeds $75.0 million on a future measurement date, it will no longer be subject to the Baby Shelf Limitation. There were no issuances of common stock under the ATM Agreement for the three months ended March 31, 2024. Since inception, the Company has issued 64,394 shares of common stock under the ATM Agreement for net proceeds of $270,774.

Index

Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the three months ended March 31, 2024:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2023	1,322,501	$10.81	6.06	$164.1	1,421,744	$42.51	2.42	$—

Changes during the period:
Granted	132,575	3.07			—	—
Exercised	—	—			—	—
Forfeited	—	—			—	—
Expired	(1,163)	1,165.50			—	—
Outstanding at March 31, 2024	1,453,913	$9.18	6.18	$232.1	1,421,744	$42.51	2.00	$—
Vested at March 31, 2024 or expected to vest in the future	1,443,689	$9.22	6.16	$231.5	1,421,744	$42.51	2.00	$—
Vested at March 31, 2024	1,285,911	$9.92	5.75	$215.9	1,421,744	$42.51	2.00	$—

Restricted Stock
During the three months ended March 31, 2024 and 2023, the Company issued restricted stock for services as follows (in thousands, except share data):

	Three Months Ended March 31,
	2024	2023
Number of restricted stock issued	203,800	159,950
Value of restricted stock issued	$628	$480

The vesting terms of restricted stock issuances are generally between one and four years.

The following is a summary of the changes in non-vested restricted stock for the three months ended March 31, 2024:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2023	125,775	$5.86

Changes during the Year:
Granted	203,800	$3.08
Vested	(99,686)	$5.22
Forfeited	—	$—
Non-vested at March 31, 2024	229,889	$3.67

Index

Restricted Stock Units
During the three months ended March 31, 2024 and 2023, the Company issued restricted stock units for services as follows (in thousands, except share data):

	Three Months Ended March 31,
	2024	2023
Number of restricted stock units issued	205,300	188,850
Value of restricted stock units issued	$632	$567

The weighted average estimated fair value of restricted stock units issued for services in the three months ended March 31, 2024 and 2023 was $3.08 and $3.00 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.

The following is a summary of the changes in non-vested restricted stock units for the three months ended March 31, 2024:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2023	112,800	$3.37

Changes during the Year:
Granted	97,400	$3.08
Vested	(100,000)	$3.00
Forfeited	—	$—
Non-vested at March 31, 2024	110,200	$3.45

Note 10 – Share-Based Compensation
Share-Based Compensation
The Company utilizes share-based compensation in the form of stock options, restricted stock, and restricted stock units. The following table summarizes the components of share-based compensation expense for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$86	$187
General and administrative	368	488
Total share-based compensation expense	$454	$675

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at March 31, 2024 were as follows (in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$371	$290	$751
Expected weighted-average period in years of compensation cost to be recognized	2.28	0.92	2.17

Index
Total fair value of shares vested and the weighted average estimated fair values of shares granted for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Stock Options
	Three Months Ended March 31,
	2024	2023
Total fair value of shares vested	$199	$324
Weighted average estimated fair value of shares granted	$2.16	$0.78

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
As of December 31, 2023 and 2022, the Company had approximately $43.7 million and $33.7 million respectively, of Federal NOLs available to offset future taxable income expiring from 2030 through 2036. The Company performed an analysis and determined that they had an ownership change of greater than 50% on September 15, 2022. As a result of the ownership change, $88.2 million of Federal NOLs will expire unutilized. The Company wrote off that portion of the deferred tax asset and reduced the corresponding valuation allowance resulting in approximately $34.0 million of remaining Federal NOLs as of December 31, 2022. The write off of the deferred tax asset and the corresponding reduction in valuation allowance has no impact to the balance sheet or income statement. Losses incurred before the ownership change on September 15, 2022 will be subject to an annual limitation of zero while losses incurred after September 15, 2022 will not be subject to limitations.
As of December 31, 2022, Cend Therapeutics, Inc. (“Cend”) had approximately $3.6 million of Federal NOLs available to offset future taxable income. The Company performed an analysis and determined that there was an ownership change of greater than 50% on September 15, 2022. As of September 15, 2022 Cend has approximately $3.1 million of Federal and $4.3 million of state NOLs. The state NOLs will expire from the 2036 through 2042 tax years. Using a fair market value of $36.1 million and applying an applicable federal rate of 2.54% Cend will have an annual limitation of approximately $917 thousand each year. The Federal NOL of $459 thousand incurred in the post-acquisition period September 15, 2022 to December 31, 2022 is not subject to limitation and does not expire. As of December 31, 2023 and 2022, Cend’s wholly owned Australian subsidiary had approximately $2.4 million and $1.8 million, respectively, of NOLs which will be carried forward and do not expire. There is a full valuation allowance against the NOLs.
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

Index
NOLs. The Company will continue to evaluate its uncertain tax positions in future periods. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.
For years prior to 2020, the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from the date of the tax return filing.
On March 4, 2024, the Company received final approval from the New Jersey Economic Development Authority (“NJEDA”) under the Technology Business Tax Certificate Transfer Program (“Program”) to sell $8.9 million of its New Jersey net operating losses (“NJ NOLs”), which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $0.7 million. The sale of NJ NOLs resulted in a $0.8 million deferred income tax benefit and a loss on sale of $0.1 million recorded in other income (expense) in the consolidated financial statements.
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

Note 12 – Australia Research and Development Tax Incentive

The Company’s Australian subsidiary, which conducts core research and development activities, is eligible to receive a refundable tax incentive between 43.5% to 48.5% (depending upon the income tax rate) for qualified research and development activities. As of the three months ended March 31, 2024 and 2023, the Company had $1.0 million and $1.0 million, respectively, recorded as an income tax incentive receivable in prepaid and other current assets in the consolidated balance sheets, as the Company determined that the expenses met the eligibility criteria and the amounts claimed are expected to be received shortly after the related tax returns are filed.

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
In May 2021, Cend received a written threat of litigation on behalf of a Chinese entity called Lingmed Limited (“Lingmed”) claiming Lingmed was entitled to a success fee based on Cend’s Collaboration and License Agreement with Qilu Pharmaceuticals. Cend responded by denying that Lingmed is entitled to a success fee under the terms of their agreement. In May 2022, Cend was served with a complaint filed by Lingmed in the San Diego County Superior Court, alleging claims for breach of contract, fraud and declaratory relief. Cend’s response to the complaint was filed on June 6, 2022 and denied all of Lingmed’s material allegations. Lingmed filed an answer to Cend’s response on July 11, 2022, denying all of the Company’s material allegations. On March 25, 2024 the Company entered into a settlement agreement whereby the Company is required to pay Lingmed $0.5 million within 30 days of the effective date and the Company effected payment on April 4, 2024. Lingmed is also entitled to 5.0% of any future milestone payments received by the Company under the license agreement with Qilu in addition to a sum of $250 thousand with respect to the first future milestone received by the Company. On April 9, 2024, pursuant to the parties’ joint request, the Court entered a dismissal with prejudice of the entire action as to all parties and all claims and the matter was settled.

Note 14 – Technology Transfer Agreement
Impilo Therapeutics
In July 2023, the Company entered into a technology transfer agreement with Impilo Therapeutics (“Impilo”) under which the Company transferred its rights to its tumor penetrating nanocomplex (TPN) platform to Impilo. As consideration for the technology transfer, Impilo issued a total of 766,000 shares of its pre-seed preferred stock to the Company. On October 3, 2023

Index
in connection with the Sanford Burnham Prebys license agreement (Note 15) Impilo cancelled the original stock certificate for 766,000 shares and reissued 574,500 shares of its pre-seed preferred stock to the Company.
On March 15, 2024, the Company purchased a Simple Agreement for Future Equity ("SAFE") from Impilo for $100,000. As of March 31, 2024 and December 31, 2023 the Company owned 38.6% of Impilo. This investment was expensed under the equity method of accounting for the three months ended March 31, 2024 in other expense,net in the accompanying statement of operations. The SAFE has a valuation cap of $30.0 million and an 80% discount rate.
Note 15 – License Agreements
Sanford Burnham Prebys
In December 2015, Cend entered into a license agreement with Sanford Burnham Prebys (“SBP”) under which Cend was granted an exclusive, worldwide, royalty-bearing license to certain patent rights and know-how controlled by SBP related to the development of certepetide. At the time the license agreement was entered into, Cend’s founding shareholder was an executive at SBP. The agreement provides the Company with the rights to grant and authorize sublicenses to use, sell, and otherwise exploit the patent rights. As consideration for the license, Cend issued a total of 382,030 shares of common stock, as adjusted for the Reverse Stock Split and Exchange Ratio. The Company is required to pay an annual license maintenance fee of $10,000 increasing to $20,000 on year seven of the agreement. The Company could also be required to make milestone payments to SBP upon completion of certain regulatory and commercial milestones. The aggregate potential milestone payments are approximately $10.6 million. The Company has also agreed to pay SBP royalties of 4% of net sales of products sold by the Company, or through a sublicense, subject to certain reductions. Additionally, the Company is obligated to pay SBP 25% of any sublicensing income, which, pursuant to the technology transfer agreement with Impilo, resulted in SBP receiving 191,500 shares of the Company’s pre-seed preferred stock in Impilo on October 3, 2023.
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
SBP did not own shares of the Company’s common stock as of March 31, 2024.

Note 16 – Research Collaboration and License Agreement
Exclusive License and Collaboration Agreement
In February 2021, Cend entered into an Exclusive License and Collaboration Agreement (the “Qilu Agreement”) in which Cend granted an exclusive license to Qilu for the development and commercialization of certepetide in the Territory (defined as the Greater Area of China including China, Macau, Hong Kong, and Taiwan). Under the terms of the agreement, Qilu is solely responsible for the development of certepetide in its Territory. In consideration for the license, Qilu made an upfront payment of $10.0 million to Cend, which was recognized as revenue by Cend prior to the Company's acquisition of Cend on September 15, 2022 (the “Cend Merger”). In addition, Cend received and recognized as revenue a $5.0 million development milestone prior to the Cend Merger. The Company is eligible to receive additional developmental and commercial milestone payments up to $96.0 million and $125.0 million, respectively, tiered royalties on net sales ranging from 10% to 15%, and tiered sublicensing revenues ranging from 12% to 35%.
On March 25, 2024 the Company entered into a settlement agreement with Lingmed whereby Lingmed is entitled to 5.0% of any future milestone payments received by the Company under the Qilu Agreement, in addition, Lingmed is also entitled to a sum of $250 thousand with respect to the first future milestone received by the Company.
Unless terminated early, the Qilu Agreement will continue in effect until the expiration of all Qilu payment obligations. Either party may terminate the Qilu Agreement if an undisputed material breach by the other party is not cured within a defined

Index
period of time, or upon notice for insolvency-related events of the other party that are not discharged within a defined time period. Qilu may terminate the Qilu Agreement in its entirety, at any time with at least sixty days written notice. All rights and obligations of Qilu with respect to such licensed patents and patent applications would terminate simultaneously.

Note 17 – Subsequent Events

On April 15, 2024, the Company’s Board of Directors appointed James Nisco as the Company’s Senior Vice President, Finance and Treasury and Chief Accounting Officer, effective immediately. Effective as of April 15, 2024, Mr. Nisco shall serve as the Company’s principal financial officer and principal accounting officer.

Index
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” herein and under “Risk Factors” in our 2023 Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report and in our 2023 Form 10-K.
Overview
We are a clinical-stage pharmaceutical company dedicated to the discovery, development, and commercialization of innovative therapies for the treatment of solid tumors and other major diseases. Our lead investigational product candidate, certepetide (LSTA1), is designed to activate a novel uptake pathway that allows co-administered or tethered (i.e., molecularly bound) anti-cancer drugs to target and penetrate solid tumors more effectively. Certepetide actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are expected to be unaffected. Certepetide also has been shown to modify the tumor microenvironment (“TME”), thereby making tumors more susceptible to immunotherapies and inhibiting the metastasis cascade (i.e., the spread of cancer to other parts of the body). We and our collaborators have amassed significant non-clinical data demonstrating enhanced delivery of a range of existing and emerging anti-cancer therapies, including chemotherapeutics, immunotherapies, and RNA-based therapeutics. To date, certepetide has also demonstrated favorable safety, tolerability and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy for pancreatic cancer. We are exploring certepetide as a means to enable a variety of treatment modalities to treat a range of solid tumors more effectively. Currently, certepetide, is the subject of several Phase 2 clinical studies being conducted globally in a variety of solid tumor types, including metastatic pancreatic ductal adenocarcinoma (mPDAC), cholangiocarcinoma, appendiceal cancer, colon cancer and glioblastoma multiforme in combination with a variety of anti-cancer regimens.
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
Targeted Solid Tumor Penetration via CendR Active Transport
Many solid tumor cancers, including pancreatic ductal adenocarcinoma (“PDAC”), and cholangiocarcinoma, are surrounded by dense fibrotic tissue, or stroma. This stroma often limits the efficacy of current chemotherapies for these cancers. Emerging immunotherapies including but not limited to checkpoint inhibitors and adoptive cell therapies (e.g., chimeric antigen receptor T cells (CAR-Ts)) also face challenges in penetrating solid tumors. Many tumors also exhibit an immunosuppressive TME, which suppresses patients’ immune systems and can thus limit the effectiveness of immunotherapies and/or contribute to metastases. These factors negatively impact the ability of many therapeutic agents to effectively treat these cancers.
To address the tumor stroma’s role as a primary impediment to effective treatment, our approach is to activate the C-end rule (“CendR”), or CendR system, a naturally occurring active transport system. Our lead investigational drug, certepetide (a specific internalizing R-G-D or iRGD peptide), activates this transport system in a tumor-specific manner (Sugahara, Science, 2010). Certepetide enables more selective and efficient uptake of systemically administered anti-cancer drugs resulting in more intratumoral drug accumulation. The overall expected result is enhanced anticancer activity without an increase in adverse side effects. While it is possible to couple/tether or conjugate some anticancer drugs to certepetide, we believe that the co-administration of certepetide with anti-cancer therapies is advantageous. Co-administration does not create a new chemical entity with its attendant development and regulatory hurdles, thereby providing an anticipated faster-to-clinic and faster-to-market product opportunity for a range of co-administration therapies.
Certepetide has demonstrated favorable safety, tolerability, and activity to date in clinical trials enhancing the delivery of standard-of-care chemotherapies for mPDAC. Certepetide’s cancer-targeted delivery may enable such emerging treatment modalities to treat a range of solid tumors potentially more effectively.
Certepetide as a treatment for solid tumor cancers in combination with other anti-cancer agents
Certepetide is an investigational drug that actuates the CendR active transport mechanism. Certepetide has been shown to modify the TME, making it less immunosuppressive and thereby making the tumor more susceptible to attack by the immune system while also inhibiting the metastasis cascade. It targets tumor vasculature, endothelial cells, tumor cells and some intratumoral immunosuppressive cells by its selective affinity for alpha-v beta-3 and beta-5 integrins that are upregulated on these cells. Certepetide is a nine amino acid cyclic internalizing RGD (“iRGD”) peptide that, once bound to these integrins, is

Index
cleaved by proteases expressed in tumors to release a linear peptide fragment, called a CendR peptide fragment. The CendR peptide fragment then binds to an adjacent receptor, called neuropilin-1, also upregulated in solid tumors, to activate a novel uptake pathway that allows circulating anticancer drugs to more selectively and effectively penetrate solid tumors. The ability of certepetide and iRGD peptides to modify the TME to enhance delivery and efficacy of co-administered drugs has been demonstrated in many preclinical models in a range of solid tumors. Lisata, its collaborators, and research groups around the world have published over 350 related scientific papers in this regard.
Clinically, certepetide was the subject of a completed Phase 1b/2a trial inclusive of 31 first-line mPDAC patients, of which 29 were evaluable. Results from the trial showed that the safety profile of the certepetide combination regimen was similar to standard of care (“SoC”) alone with certepetide being well-tolerated with no-dose limiting toxicities. An Objective Response Rate (“ORR”) of 59% was observed, compared to the 23% ORR observed in the “MPACT” clinical trial that served as the basis for approval of nab-paclitaxel for use in combination with gemcitabine for the treatment of first line, mPDAC (Von Hoff, et al. 2013). A Disease Control Rate (“DCR”) (partial and complete responses plus stable disease) of over 79% was also observed in comparison to a DCR of 48% observed in the MPACT trial. Reduction in the level of circulating tumor biomarker CA19-9 was observed in 96% of patients versus 61% in the MPACT trial. Importantly, median progression-free survival and median overall survival of nearly ten months and over thirteen months were observed versus less than six months and less than nine months, respectively, in the MPACT trial. These results have been published in The Lancet Gastroenterology and Hepatology (Dean, et al. 2022).
Additionally, certepetide is currently the subject of multiple ongoing and planned clinical trials being conducted globally in a variety of solid tumor types and in combination with several chemotherapy and immunotherapy anti-cancer regimens. The following diagram summarizes these studies.

Development Milestones

Anticipated key milestones

2Q 2023
3Q 2023
4Q 2023
1Q 2024
2Q 2024
3Q 2024
4Q 2024
1Q 2025
2Q 2025
3Q 2025
4Q 2025
1Q 2026
ASCEND [AUS, NZ]
First-line mPDAC
Enrolling
Futility analysis
Cohort A
Topline data
Final PFS/OS
data
BOLSTER Trial [USA]
First-line CCA
Enrolling
OS data
CENDIFOX [USA]
Pancreatic, Colon and
Appendiceal Cancers
Enrolling
PDAC
Cohort
Colon/Appendiceal
Cohorts
Qilu: Phase 1b/2a [CHN]
First-line mPDAC
Preliminary PFS data
Final data
iLSTA [AUS]
Non-resectable mPDAC
Enrolling
Final 6-month
PFS/OS data
First patient in
Last patient in
Interim Analysis
Data
Final data
Milestone Achieved

- PFS: Progression-free Survival
- OS: Overall Survival
- ORR: Objective Response Rate

**Several of these studies are investigator-initiated trials. Lisata has limited control and thus, timelines and expectations may be subject to change.*

Index

Development Milestones

Anticipated key milestones (contd.)

2Q 2023
3Q 2023
4Q 2023
1Q 2024
2Q 2024
3Q 2024
4Q 2024
1Q 2025
2Q 2025
3Q 2025
4Q 2025
1Q 2026
Phase 2a [EST, LATV]
First-line GBM
Enrolling
Final PFS/OS data
Phase 1 [USA]
Peritoneal Carcinomatosis
Enrolling
Tumor Penetration data
Final data
Qilu: Phase 2 [CHN]
First-line mPDAC
Enrolling
ORR data

First patient in | Last patient in | Interim Analysis | Data | Final data | Milestone Achieved

- PFS: Progression-free Survival
- OS: Overall Survival
- ORR: Objective Response Rate

Several of these studies are investigator-initiated trials. Lisata has limited control and thus, timelines and expectations may be subject to change.

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

Index
Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and March 31, 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Operating Expenses:
Research and development	$3,241	$3,179	$62
General and administrative	3,360	3,665	(305)
Total operating expenses	6,601	6,844	(243)
Loss from operations	(6,601)	(6,844)	243
Total other income	402	657	(255)
Benefit from income taxes	(798)	—	798
Net loss	$(5,401)	$(6,187)	$786
 Overall, net losses were $5.4 million for the three months ended March 31, 2024, compared to $6.2 million for the three months ended March 31, 2023.
Operating Expenses
For the three months ended March 31, 2024, operating expenses totaled $6.6 million, compared to $6.8 million for the three months ended March 31, 2023, representing a decrease of $0.2 million or 3.6%. Operating expenses comprised the following:
•Research and development expenses were approximately $3.2 million for the three months ended March 31, 2024, compared to $3.2 million for the three months ended March 31, 2023, representing an increase of $62.0 thousand or 2.0%. This was primarily due to an increase in expenses associated with our enrollment activities in the current year for our certepetide Phase 2a proof-of-concept Bolster trial partially offset by a reduction in expenses associated with the Phase 2b ASCEND trial which completed enrollment in the prior year.
•General and administrative expenses were approximately $3.4 million for the three months ended March 31, 2024, compared to $3.7 million for the three months ended March 31, 2023, representing a decrease of $0.3 million or 8.3%. This was primarily due to a decrease in staffing costs associated with the elimination of the Chief Business Officer position on May 1, 2023, a reduction in option assumption equity expense in connection with the Cend Merger, a decrease in directors and officers insurance premiums, and a reduction in spend on consulting and legal fees partially offset by one-off settlement related costs.
Historically, to minimize our use of cash, we have used a variety of equity instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.
Other Income (Expense)
Total other income (expense) is comprised primarily of investment income from cash, cash equivalents and marketable securities for the three months ended March 31, 2024 and 2023, with the current year period also including a loss on sale related to the sale of our New Jersey net operating losses (“NJ NOLs”) and an investment in Impilo Therapeutics, Inc which was fully expensed under the equity method of accounting.
Income Tax Benefit
In March 2024, we received final approval from the New Jersey Economic Development Authority (“NJEDA”) under the Technology Business Tax Certificate Transfer Program (the “Program”) to sell a percentage of our NJ NOLs, which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $0.7 million. The $0.8

Index
million of our NJ NOL tax benefits have been recorded as a benefit from income taxes and the loss on sale of $0.1 million recorded in other income (expense).

Index
Analysis of Liquidity and Capital Resources
As of March 31, 2024, we had cash, cash equivalents and marketable securities of approximately $43.3 million, working capital of approximately $42.2 million, and stockholders’ equity of approximately $43.0 million.
During the three months ended March 31, 2024, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash (used in) or provided by, operating, investing and financing activities were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(7,027)	$(8,196)
Net cash provided by investing activities	6,436	4,289
Net cash used in financing activities	(142)	(85)

Operating Activities
Our cash used in operating activities during the three months ended March 31, 2024 was $7.0 million, which is comprised of (i) our net loss of $5.4 million, adjusted for non-cash expenses totaling $0.4 million (which includes adjustments for equity-based compensation, depreciation and amortization, loss from equity method investment, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities using approximately $2.1 million.
Our cash used in operating activities during the three months ended March 31, 2023 was $8.2 million, which is comprised of (i) our net loss of $6.2 million, adjusted for non-cash expenses totaling $0.6 million (which includes adjustments for equity-based compensation, depreciation and amortization, a loss on disposal of fixed assets, and amortization/accretion of marketable securities) and (ii) changes in operating assets and liabilities using approximately $2.6 million.
Investing Activities
Our cash provided by investing activities during the three months ended March 31, 2024 totaled $6.4 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities) partially offset by an investment of $0.1 million in Impilo Therapeutics.
Our cash provided by investing activities during the three months ended March 31, 2023 totaled $4.3 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities).
Financing Activities
Our cash used in financing activities during the three months ended March 31, 2024 totaled $0.1 million and consisted of tax withholding-related payments on net share settlement equity awards to employees.
Our cash used in financing activities during the three months ended March 31, 2023 totaled $0.1 million and consisted of tax withholding-related payments on net share settlement equity awards to employees.
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

Index
On June 4, 2021, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million. As of the date of this filing and so long as our public float remains below $75.0 million, we are subject to limitations pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount we can offer to up to one-third of our public float during any trailing 12-month period. Subsequent to the filing of our Registration Statement on Form S-3 (File No. 333-279034) on May 1, 2024, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $26.7 million. Pursuant to the Baby Shelf Limitation, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of such S-3 filing, the aggregate amount of securities that we are permitted to offer and sell is now $8,915,094, which was equal to one-third of the aggregate market value of our common stock held by non-affiliates as of March 21, 2024. If our public float exceeds $75.0 million on a future measurement date, the Company will no longer be subject to the Baby Shelf Limitation. There were no issuances of common stock under the ATM Agreement for the three months ended March 31, 2024. Since inception we have issued 64,394 shares of common stock under the ATM Agreement for net proceeds of $270,774.
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2024, compared to those reported in our 2023 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4.  CONTROLS AND PROCEDURES
(a)  Disclosure Controls and Procedures
Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, who serves as our principal executive officer and who served as our principal financial officer for the three months ended March 31,2024, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
As of March 31, 2024, we evaluated, with the participation of our management, including our Chief Executive Officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules

Index
and forms and is accumulated and communicated to management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)  Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during our last quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to March 31, 2024, the Company’s Board of Directors appointed James Nisco as the Company’s Senior Vice President, Finance and Treasury and Chief Accounting Officer, effective immediately, and Mr. Nisco simultaneously began serving as our principal financial officer and principal accounting officer.

Index
PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Other than as disclosed in “Note 13 – Contingencies” set forth in the Notes to Unaudited Consolidated Financial Statements, which are included herein, there are no material changes to the disclosures previously reported in our 2023 Form 10-K.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously reported in our 2023 Form 10-K. See the risk factors set forth in our 2023 Annual Report on Form 10-K under the caption “Item 1A - Risk Factors.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The Exhibit Index appearing immediately after the signature page to this Form 10-Q is incorporated herein by reference.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LISATA THERAPEUTICS, INC.
May 9, 2024	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President & Chief Executive Officer (Principal Executive Officer)
May 9, 2024	By: /s/ James Nisco Name: James Nisco Title: SVP, Finance and Treasury and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

Index
LISATA THERAPEUTICS, INC.
FORM 10-Q

Exhibit Index

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.
**	Furnished herewith.