Form 10-Q
period 2024-06-30
LISATA THERAPEUTICS, INC.
filed 2024-08-12
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2024
Common stock, $0.001 par value per share	8,319,600	shares

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

Index

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Cash and cash equivalents	$28,293	$22,593
Marketable securities	9,969	27,942
Prepaid and other current assets	3,716	3,389
Total current assets	41,978	53,924
Property and equipment, net	119	175
Acquired license - intangible, net	228	263
Other assets	246	332
Total assets	$42,571	$54,694

LIABILITIES, NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$728	$2,421
Accrued liabilities	3,729	4,169
Total current liabilities	4,457	6,590
Other long-term liabilities	119	210
Total liabilities	4,576	6,800
Commitments and Contingencies (Note 13)

Stockholders' Equity
Common stock, $0.001 par value, authorized 500,000,000 shares; issued 8,321,799 and 8,150,635 shares at June 30, 2024 and December 31, 2023, respectively; and outstanding, 8,321,061 and 8,149,897 shares at June 30, 2024 and December 31, 2023, respectively	8	8
Additional paid-in capital	577,552	576,971
Treasury stock, at cost; 738 shares at June 30, 2024 and December 31, 2023	(708)	(708)
Accumulated deficit	(538,526)	(528,081)
Accumulated other comprehensive loss	(77)	(42)
Total Lisata Therapeutics, Inc. stockholders' equity	38,249	48,148
Non-controlling interests	(254)	(254)
Total equity	37,995	47,894
Total liabilities, non-controlling interests and stockholders' equity	$42,571	$54,694
See accompanying notes to consolidated financial statements.

Index

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Expenses:
Research and development	$2,601	$3,162	$5,842	$6,341
General and administrative	2,922	3,713	6,282	7,378
Total operating expenses	5,523	6,875	12,124	13,719

Operating loss	(5,523)	(6,875)	(12,124)	(13,719)

Other income (expense):
Investment income, net	493	668	1,082	1,338
Other expense, net	(14)	(150)	(201)	(163)
Total other income	479	518	881	1,175

Net loss before benefit from income taxes and noncontrolling interests	(5,044)	(6,357)	(11,243)	(12,544)
Benefit from income taxes	—	(2,330)	(798)	(2,330)
Net loss	$(5,044)	$(4,027)	$(10,445)	$(10,214)
Less - net income (loss) attributable to noncontrolling interests	—	—	—	—
Net loss attributable to Lisata Therapeutics, Inc. common stockholders	$(5,044)	$(4,027)	$(10,445)	$(10,214)

Basic and diluted loss per share
Lisata Therapeutics, Inc. common stockholders	$(0.61)	$(0.50)	$(1.26)	$(1.28)

Weighted average common shares outstanding
Basic and diluted shares	8,308	8,021	8,301	8,004

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(5,044)	$(4,027)	$(10,445)	$(10,214)

Other comprehensive gain (loss):
Available for sale securities - net unrealized gain (loss)	4	12	(9)	1
Cumulative translation adjustment arising during the period	23	(10)	(26)	(22)
Total other comprehensive gain (loss)	27	2	(35)	(21)

Comprehensive loss attributable to Lisata Therapeutics, Inc. common stockholders	$(5,017)	$(4,025)	$(10,480)	$(10,235)

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at March 31, 2023	7,999	$8	$575,137	$(52)	$(513,428)	$(708)	$60,957	$(254)	$60,703
Net loss	—	—	—	—	(4,027)	—	(4,027)	—	(4,027)
Share-based compensation	(25)	—	584	—	—	—	584	—	584
Net proceeds from issuance of common stock	76	—	297	—	—	—	297	—	297
Proceeds from option exercises	83	—	155	—	—	—	155	—	155
Unrealized gain on marketable securities	—	—	—	12	—	—	12	—	12
Foreign currency translation adjustment	—	—	—	(10)	—	—	(10)	—	(10)
Balance at June 30, 2023	8,133	$8	$576,173	$(50)	$(517,455)	$(708)	$57,968	$(254)	$57,714

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2022	7,867	$8	$574,548	$(29)	$(507,241)	$(708)	$66,578	$(254)	$66,324
Net loss	—	—	—	—	(10,214)	—	(10,214)	—	(10,214)
Share-based compensation	107	—	1,173	—	—	—	1,173	—	1,173
Net proceeds from issuances of common stock	76	—	297	—	—	—	297	—	297
Proceeds from option exercises	83	—	155	—	—	—	155	—	155
Unrealized gain on marketable securities	—	—	—	1	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	(22)	—	—	(22)	—	(22)
Balance at June 30, 2023	8,133	$8	$576,173	$(50)	$(517,455)	$(708)	$57,968	$(254)	$57,714

See accompanying notes to consolidated financial statements.

Index

Index

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at March 31, 2024	8,308	$8	$577,283	$(104)	$(533,482)	$(708)	$42,997	$(254)	$42,743
Net loss	—	—	—	—	(5,044)	—	(5,044)	—	(5,044)
Share-based compensation	—	—	237	—	—	—	237	—	237
Net proceeds from issuances of common stock	14	—	32	—	—	—	32	—	32
Unrealized gain on marketable securities	—	—	—	4	—	—	4	—	4
Foreign currency translation adjustment	—	—	—	23	—	—	23	—	23
Balance at June 30, 2024	8,322	$8	$577,552	$(77)	$(538,526)	$(708)	$38,249	$(254)	$37,995

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2023	8,151	$8	$576,971	$(42)	$(528,081)	$(708)	$48,148	$(254)	$47,894
Net loss	—	—	—	—	(10,445)	—	(10,445)	—	(10,445)
Share-based compensation	157	—	549	—	—	—	549	—	549
Net proceeds from issuances of common stock	14	—	32	—	—	—	32	—	32
Unrealized loss on marketable securities	—	—	—	(9)	—	—	(9)	—	(9)
Foreign currency translation adjustment	—	—	—	(26)	—	—	(26)	—	(26)
Balance at June 30, 2024	8,322	$8	$577,552	$(77)	$(538,526)	$(708)	$38,249	$(254)	$37,995

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,445)	$(10,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	691	1,258
Depreciation and amortization	91	95
Loss on disposal of fixed assets	—	3
Loss from equity method investment	100	—
Amortization/accretion on marketable securities	(285)	(426)
Changes in operating assets and liabilities:
Prepaid and other current assets	(352)	(1,161)
Other assets	83	117
Accounts payable, accrued liabilities and other liabilities	(2,193)	(2,052)
Net cash used in operating activities	(12,310)	(12,380)
Cash flows from investing activities:
Purchase of marketable securities	(28,515)	(60,836)
Sale of marketable securities	46,764	64,400
Investment in Impilo Therapeutics	(100)	—
Net cash provided by investing activities	18,149	3,564
Cash flows from financing activities:
Proceeds from exercise of options	—	155
Tax withholding payments on net share settlement equity awards	(142)	(85)
Net proceeds from issuance of common stock	32	297
Net cash (used in) provided by financing activities	(110)	367
Effect of exchange rate changes on cash	(29)	(15)
Net increase (decrease) in cash and cash equivalents	5,700	(8,464)
Cash and cash equivalents at beginning of period	22,593	32,154
Cash and cash equivalents at end of period	$28,293	$23,690

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Business
Overview
Lisata Therapeutics, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage pharmaceutical company dedicated to the discovery, development, and commercialization of innovative therapies for the treatment of solid tumors and other major diseases. The Company's investigational product, certepetide (LSTA1), is designed to activate a novel uptake pathway that allows co-administered or tethered (i.e., molecularly bound) anti-cancer drugs to target and penetrate solid tumors more effectively. Certepetide actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are expected to be unaffected. Certepetide has also been shown to modify the tumor microenvironment (“TME”) by reducing T-regulatory cells and augmenting cytotoxic T cells, thereby making tumors more susceptible to immunotherapies and inhibiting the metastatic cascade (i.e., the spread of cancer to other parts of the body). The Company and its collaborators have amassed significant non-clinical data demonstrating enhanced delivery of a range of existing and emerging anti-cancer therapies, including chemotherapeutics, immunotherapies, and RNA-based therapeutics. To date, certepetide has also demonstrated favorable safety, tolerability and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy for pancreatic cancer. The Company is exploring certepetide as a means to enable a variety of treatment modalities to treat a range of solid tumors more effectively. Currently, certepetide is the subject of several Phase 2 clinical studies being conducted globally in a variety of solid tumor types, including metastatic pancreatic ductal adenocarcinoma (mPDAC), cholangiocarcinoma, appendiceal cancer, colon cancer and glioblastoma multiforme in combination with a variety of anti-cancer regimens.
The Company's leadership team has decades of collective biopharmaceutical and pharmaceutical product development experience across a variety of therapeutic categories and at all stages of development from preclinical through to product registration and launch. The Company's goal is to develop and commercialize products that address important unmet medical needs.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2024, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2023 and 2022 included in our 2023 Form 10-K. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
Share-Based Compensation
The Company expenses all share-based payment awards to employees, directors, and consultants, including grants of stock options, warrants, and restricted stock, over the requisite service period based on the grant date fair value of the awards. For awards with performance-based vesting criteria, the Company estimates the probability of achievement of the performance criteria and recognizes compensation expense related to those awards expected to vest. The Company determines the fair value of option awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options or warrants. Share-based compensation expense also includes an estimate, which is made at the time of the grant, of the number of awards that are expected to be forfeited. The fair value of the Company’s restricted stock and restricted stock units is based on the closing market price of the Company’s common stock on the date of grant.
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
To further drive the Company’s initiatives, the Company will continue targeting key governmental agencies and not-for-profit organizations to contribute funds for the Company’s research and development programs. The Company accounts for such grants as a deduction to the related expense in research and development operating expenses when earned.
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
Intangible Asset
The Company’s intangible asset consists of a single asset, a license agreement with Qilu Pharmaceutical, Co., Ltd. (“Qilu”) acquired in the Company's acquisition of Cend Therapeutics, Inc (the “Cend Merger”), with a value of $0.4 million. The intangible asset is stated at fair value and is amortized using the straight-line method over its estimated useful life of 5 years. Amortization expense was $18 thousand and $35 thousand for the three and six months ended June 30, 2024, respectively, and $18 thousand and $35 thousand for the three and six months ended June 30, 2023, respectively. The intangible asset is reviewed for potential impairment when events or circumstances indicate that carrying amounts may not be recoverable. The projected amortization expense is $71 thousand per year for the next 3.25 years.

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
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. If licenses are bundled with other performance obligations, the Company would utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. There was no revenue recognized for the three and six months ended June 30, 2024 and 2023.
Milestones
At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company or the Company’s collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the Company’s estimate of the overall transaction price. Any such adjustments are allocated on a cumulative catch-up basis to satisfied and partially satisfied performance obligations, with the consideration allocated to an ongoing performance obligation being recognized over the period of performance. For the three and six months ended June 30, 2024 and June 30, 2023, the Company has not recognized revenue related to milestones.
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
Note 3 – Available-for-Sale Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	June 30, 2024				December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$20,881	$1	$(15)	$20,867	$37,791	$3	$(8)	$37,786
Commercial paper	—	—	—	—	1,981	—	—	1,981
Money market funds	11,707	—	—	11,707	4,268	—	—	4,268
Municipal debt securities	1,255	—	—	1,255	622	—	—	622
Total	$33,843	$1	$(15)	$33,829	$44,662	$3	$(8)	$44,657

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in the Company's Consolidated Balance Sheets (in thousands):

	June 30, 2024	December 31, 2023
Cash equivalents	$23,860	$16,715
Marketable securities	9,969	27,942
Total	$33,829	$44,657

The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in thousands):

	June 30, 2024
	Amortized Cost	Estimated Fair Value
Less than one year	$33,843	$33,829
Greater than one year	—	—
Total	$33,843	$33,829

Note 4 – Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Computer equipment	589	589
Leasehold improvements	72	72
Property and equipment, gross	661	661
Accumulated depreciation	(542)	(486)
Property and equipment, net	$119	$175

The Company’s results included depreciation expense of approximately $56 thousand and $60 thousand for the six months ended June 30, 2024 and 2023, respectively.

Index
Note 5 – Income (Loss) Per Share
For the six months ended June 30, 2024 and 2023, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive in the periods presented. At June 30, 2024 and 2023, the Company excluded the following potentially dilutive securities (in thousands):

	June 30
	2024	2023
Stock options	1,454	1,339
Warrants	1,422	1,422
Restricted stock units	354	252

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
The Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$23,860	$—	$—	$23,860	$16,715	$—	$—	$16,715
Marketable securities - available-for-sale	—	9,969	—	9,969	—	27,942	—	27,942
	$23,860	$9,969	$—	$33,829	$16,715	$27,942	$—	$44,657

The carrying values of cash, cash equivalents, accounts payable and accrued expenses approximate fair value as of June 30, 2024 and December 31, 2023, due to the short maturity nature of these items.

Index
Note 7 – Accrued Liabilities
Accrued liabilities as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Salaries, employee benefits and related taxes	$1,701	$2,665
Clinical and R&D related liabilities	1,598	1,046
Accounting & tax consulting liabilities	126	57
Operating lease liabilities — current	176	168
Other	128	233
Total	$3,729	$4,169

Note 8 – Operating Leases
The Company has an operating lease for one office which expires in 2025. The Company estimates its incremental borrowing rate at lease commencement to determine the present value of lease payments as most of the Company's leases do not provide an implicit rate of return. The Company recognizes lease expense on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASU No. 2016-02, Leases (Topic 842), the Company elected to account for non-lease components associated with its leases and lease components as a single lease component. The Company's lease includes an option for the Company to extend the lease term and/or sub-lease space in whole or in part.

Index
Operating lease liabilities and right-of-use assets were recorded in the following captions of our balance sheet as follows (in thousands):

	June 30, 2024	December 31, 2023
Right-of-Use Assets:
Other assets	$225	$308
Total Right-of-Use Asset	$225	$308

Operating Lease Liabilities:
Accrued liabilities	$176	$168
Other long-term liabilities	47	137
Total Operating Lease Liabilities	$223	$305

As of June 30, 2024, the weighted average remaining lease term for our operating lease was 1.25 years, and the weighted average discount rate for our operating lease was 9.625%. As of December 31, 2023, the weighted average remaining lease term for our operating leases was 1.75 years, and the weighted average discount rate for our operating leases was 9.625%.
Future minimum lease payments under the lease agreement as of June 30, 2024 were as follows (in thousands):

Years ended	Operating Leases
2024	95
2025	143
Total lease payments	238
Less: Amounts representing interest	(15)
Present value of lease liabilities	$223

Note 9 – Stockholders' Equity
Equity Issuances
At The Market Offering Agreement
On June 4, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $50.0 million. As of the date of this filing and so long as the Company’s public float remains below $75.0 million, the Company is subject to limitations pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount the Company can offer to up to one-third of its public float during any trailing 12-month period. Subsequent to the filing of the Company's Registration Statement on Form S-3 (File No. 333-279034) on May 1, 2024, the aggregate market value of its outstanding common stock held by non-affiliates was approximately $26.7 million. Pursuant to the Baby Shelf Limitation, since the aggregate market value of the Company's outstanding common stock held by non-affiliates was below $75.0 million at the time of such S-3 filing, the aggregate amount of securities that the Company is permitted to offer and sell is now $8,915,094, which is equal to one-third of the aggregate market value of our common stock held by non-affiliates as of March 21, 2024. If the Company’s public float exceeds $75.0 million on a future measurement date, it will no longer be subject to the Baby Shelf Limitation. There were no issuances of common stock under the ATM Agreement for the three and six months ended June 30, 2024. Since inception, the Company has issued 64,394 shares of common stock under the ATM Agreement for net proceeds of $270,774.

Index

Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the six months ended June 30, 2024:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2023	1,322,501	$10.81	6.06	$164.1	1,421,744	$42.51	2.42	$—

Changes during the period:
Granted	132,575	3.07			—	—
Exercised	—	—			—	—
Forfeited	—	—			—	—
Expired	(1,163)	1,165.50			—	—
Outstanding at June 30, 2024	1,453,913	$9.18	5.93	$350.2	1,421,744	$42.51	1.75	$—
Vested at June 30, 2024 or expected to vest in the future	1,445,256	$9.22	5.91	$346.7	1,421,744	$42.51	1.75	$—
Vested at June 30, 2024	1,286,121	$9.92	5.50	$283.1	1,421,744	$42.51	1.75	$—

Restricted Stock
During the six months ended June 30, 2024 and 2023, the Company issued restricted stock for services as follows (in thousands, except share data):

	Six Months Ended June 30,
	2024	2023
Number of restricted stock issued	203,800	159,950
Value of restricted stock issued	$628	$480

The vesting terms of restricted stock issuances are generally between one and four years.

The following is a summary of the changes in non-vested restricted stock for the six months ended June 30, 2024:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2023	125,775	$5.86

Changes during the Year:
Granted	203,800	$3.08
Vested	(99,686)	$5.22
Forfeited	—	$—
Non-vested at June 30, 2024	229,889	$3.67

Index

Restricted Stock Units
During the six months ended June 30, 2024 and 2023, the Company issued restricted stock units for services as follows (in thousands, except share data):

	Six Months Ended June 30,
	2024	2023
Number of restricted stock units issued	205,300	188,850
Value of restricted stock units issued	$632	$567

The weighted average estimated fair value of restricted stock units issued for services in the six months ended June 30, 2024 and 2023 was $3.08 and $3.00 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.
The following is a summary of the changes in non-vested restricted stock units for the six months ended June 30, 2024:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2023	112,800	$3.37

Changes during the Year:
Granted	205,300	$3.08
Vested	(100,000)	$3.00
Forfeited	—	$—
Non-vested at June 30, 2024	218,100	$3.27

Note 10 – Share-Based Compensation
Share-Based Compensation
The Company utilizes share-based compensation in the form of stock options, restricted stock, and restricted stock units. The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$37	$227	$123	$414
General and administrative	200	357	568	844
Total share-based compensation expense	$237	$584	$691	$1,258

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at June 30, 2024 were as follows (in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$323	$206	$646
Expected weighted-average period in years of compensation cost to be recognized	2.09	0.69	2.00

Index
Total fair value of shares vested and the weighted average estimated fair values of shares granted for the six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Stock Options
	Six Months Ended June 30,
	2024	2023
Total fair value of shares vested	$201	$641
Weighted average estimated fair value of shares granted	$2.16	$2.11

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
The Company applies the Financial Accounting Standards Board provisions for uncertain tax positions. The Company utilizes the two-step process to determine the amount of recognized tax benefit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company recognizes interest and penalties associated with certain tax positions as a component of income tax expense.
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

Note 12 – Australia Research and Development Tax Incentive

The Company’s Australian subsidiary, which conducts core research and development activities, is eligible to receive a refundable tax incentive between 43.5% to 48.5% (depending upon the income tax rate) for qualified research and development activities. As of June 30, 2024 and December 31, 2023, the Company had $1.0 million and $1.0 million, respectively, recorded as an income tax incentive receivable in prepaid and other current assets in the consolidated balance sheets, as the Company determined that the expenses met the eligibility criteria and the amounts claimed are expected to be received shortly after the related tax returns are filed. On July 26, 2024, the Company's Australian subsidiary received a $0.9 million tax refund from the Australian Taxation Office related to the 2023 tax year.

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
In May 2021, Cend received a written threat of litigation on behalf of a Chinese entity called Lingmed Limited (“Lingmed”) claiming Lingmed was entitled to a success fee based on Cend’s Collaboration and License Agreement with Qilu Pharmaceuticals. Cend responded by denying that Lingmed is entitled to a success fee under the terms of their agreement. In May 2022, Cend was served with a complaint filed by Lingmed in the San Diego County Superior Court, alleging claims for breach of contract, fraud and declaratory relief. Cend’s response to the complaint was filed on June 6, 2022 and denied all of Lingmed’s material allegations. Lingmed filed an answer to Cend’s response on July 11, 2022, denying all of the Company’s material allegations. On March 25, 2024 the Company entered into a settlement agreement whereby the Company was required to pay Lingmed $0.5 million within 30 days of the effective date and the Company effected payment on April 4, 2024. Lingmed is also entitled to 5.0% of any future milestone payments received by the Company under the license agreement with Qilu in addition to a sum of $250 thousand with respect to the first future milestone received by the Company. On April 9, 2024, pursuant to the parties’ joint request, the Court entered a dismissal with prejudice of the entire action as to all parties and all claims and the matter was settled.

Note 14 – Technology Transfer Agreement
Impilo Therapeutics
In July 2023, the Company entered into a technology transfer agreement with Impilo Therapeutics (“Impilo”) under which the Company transferred its rights to its tumor penetrating nanocomplex (TPN) platform to Impilo. As consideration for the

Index
technology transfer, Impilo issued a total of 766,000 shares of its pre-seed preferred stock to the Company. On October 3, 2023 in connection with the Sanford Burnham Prebys license agreement (Note 15) Impilo cancelled the original stock certificate for 766,000 shares and reissued 574,500 shares of its pre-seed preferred stock to the Company.
On March 15, 2024, the Company purchased a Simple Agreement for Future Equity ("SAFE") from Impilo for $100,000. As of June 30, 2024 and December 31, 2023 the Company owned 38.6% of Impilo. This investment was expensed under the equity method of accounting for the six months ended June 30, 2024 in other expense, net in the accompanying statement of operations. The SAFE has a valuation cap of $30.0 million and an 80% discount rate.

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
SBP did not own shares of the Company’s common stock as of June 30, 2024.

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

Index
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to significant risks and uncertainties. There is no guarantee that our clinical development programs will be successful or result in the necessary regulatory approvals. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” herein and under “Risk Factors” in our 2023 Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report and in our 2023 Form 10-K.
Overview
We are a clinical-stage pharmaceutical company dedicated to the discovery, development, and commercialization of innovative therapies for the treatment of solid tumors and other major diseases. Our investigational product, certepetide (LSTA1), is designed to activate a novel uptake pathway that allows co-administered or tethered (i.e., molecularly bound) anti-cancer drugs to target and penetrate solid tumors more effectively. Certepetide actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are expected to be unaffected. Certepetide has also been shown to modify the tumor microenvironment (“TME”) by reducing T-regulatory cells and augmenting cytotoxic T cells, thereby making tumors more susceptible to immunotherapies and inhibiting the metastatic cascade (i.e., the spread of cancer to other parts of the body). We and our collaborators have amassed significant non-clinical data demonstrating enhanced delivery of a range of existing and emerging anti-cancer therapies, including chemotherapeutics, immunotherapies, and RNA-based therapeutics. To date, certepetide has also demonstrated favorable safety, tolerability and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy for pancreatic cancer. We are exploring certepetide as a means to enable a variety of treatment modalities to treat a range of solid tumors more effectively. Currently, certepetide is the subject of several Phase 2 clinical studies being conducted globally in a variety of solid tumor types, including metastatic pancreatic ductal adenocarcinoma (mPDAC), cholangiocarcinoma, appendiceal cancer, colon cancer and glioblastoma multiforme in combination with a variety of anti-cancer regimens.
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
Targeted Solid Tumor Penetration via CendR Active Transport
Many solid tumor cancers, including, for example, pancreatic ductal adenocarcinoma (“PDAC”) and cholangiocarcinoma, are surrounded by dense fibrotic tissue, known as the tumor stroma. This stroma often limits the efficacy of current chemotherapies for these cancers. Emerging immunotherapies, including but not limited to checkpoint inhibitors and adoptive cell therapies (e.g., chimeric antigen receptor T cells (CAR-Ts)), also face challenges in penetrating solid tumors. Many tumors also exhibit an immunosuppressive TME, which suppresses a patient's immune system and can thus limit the effectiveness of immunotherapies and/or contribute to metastases. These factors negatively impact the ability of many therapeutic agents to effectively treat these cancers.
To address the tumor stroma’s role as a primary impediment to effective treatment, our approach is to activate the C-end rule (“CendR”), or CendR active transport mechanism, a naturally occurring transport system. Our investigational drug, certepetide (a specific internalizing R-G-D or iRGD peptide), activates this transport system in a tumor-specific manner (Sugahara, Science, 2010). Certepetide enables more selective and efficient uptake of systemically administered anti-cancer drugs resulting in more intratumoral drug accumulation. The overall expected result is enhanced anticancer activity without an increase in adverse side effects. While it is possible to couple/tether or conjugate some anticancer drugs to certepetide, we believe that our initial approach of co-administration of certepetide with anti-cancer therapies is advantageous. Co-administration does not create a new chemical entity (“NCE”) with its attendant development and regulatory hurdles, thereby providing an anticipated faster-to-clinic and faster-to-market product opportunity for a range of co-administration therapies. That said, an attractive life-cycle management strategy for certepetide would be to molecularly bind it to a variety of anti-cancer agents (as an alternative to co-administration), thereby creating new NCEs with the potential for distinct patent protection, compositionally or otherwise.
Certepetide has demonstrated favorable safety, tolerability, and activity to date in clinical trials enhancing the delivery of standard-of-care chemotherapies for mPDAC. Certepetide’s cancer-targeted delivery may also enable emerging solid tumor treatment modalities to prove more effective.

Index
Certepetide as a treatment for solid tumor cancers in combination with other anti-cancer agents
Certepetide is an investigational drug that actuates the CendR active transport mechanism. Certepetide has been shown to modify the TME, making it less immunosuppressive and thereby making the tumor more susceptible to attack by the immune system while also inhibiting the metastastic cascade. It targets tumor vasculature, endothelial cells, tumor cells and some intratumoral immunosuppressive cells by its selective affinity for alpha-v beta-3 and beta-5 integrins that are upregulated on these cells. Certepetide is a nine amino acid cyclic internalizing RGD (“iRGD”) peptide that, once bound to these integrins, undergoes proteolytic cleavage to release a linear peptide fragment, called a CendR peptide fragment. The CendR peptide fragment then binds with high selectivity and affinity to an adjacent receptor, called neuropilin-1, also upregulated in solid tumors, to activate a novel uptake pathway that allows circulating anticancer drugs to more selectively and effectively penetrate solid tumors. The ability of certepetide and iRGD peptides to modify the TME to enhance delivery and efficacy of co-administered drugs has been demonstrated in many preclinical models in a range of solid tumors. Lisata, its collaborators, and research groups around the world have published over 350 related scientific papers in this regard.
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

Development Milestones

Anticipated key certepetide milestones

2Q 2023
3Q 2023
4Q 2023
1Q 2024
2Q 2024
3Q 2024
4Q 2024
1Q 2025
2Q 2025
3Q 2025
4Q 2025
1Q 2026
ASCEND [AUS, NZ]
First-line mPDAC
Enrolling
Futility analysis
Cohort A
top-line data
Final PFS/OS
data
BOLSTER [USA]
First- and second-line CCA
1L CCA FPI
1L CCA LPI
Achieved 6 months early
2L CCA FPI
2L CCA LPI
1L & 2L
OS data
CENDIFOX [USA]
Pancreatic, Colon and
Appendiceal Cancers
Enrolling
PDAC cohort
Colon/Appendiceal
cohorts
Qilu: Phase 1b/2a [CHN]
First-line mPDAC
Preliminary PFS data
Final data
iLSTA [AUS]
Non-resectable mPDAC
Enrolling
Final 6-month
PFS/OS data
Phase 2a [EST, LATV]
First-line GBM
Enrolling
Safety run-in analysis
Final PFS/OS
data
Qilu: Phase 2 [CHN]
First-line mPDAC
Enrolling
ORR
data
FORTIFIDE [USA]
Second-line mPDAC
Biomarker
Data
Final PFS/OS
data
First patient in
Last patient in
Interim analysis
Safety run-in analysis
Data
Final data
Milestone achieved

- PFS: Progression-free Survival
- OS: Overall Survival
- ORR: Objective Response Rate

*Several of these studies are investigator-initiated trials. Lisata has limited control and thus, timelines and expectations may be subject to change.

Index

Additional Out-licensing Opportunities
Our intellectual property portfolio is comprised of notable programs available for out-licensing and/or partnering in order to augment or continue their clinical development. Our current long-term strategy focuses on advancing our therapies through development with the ultimate objective of obtaining market authorizations and entering commercialization, either alone or with partners, to provide treatment options to patients suffering from life-threatening medical conditions. We believe that we are well-positioned to realize potentially meaningful value increases within our own proprietary pipeline if we are successful in advancing our product candidates to their next significant development milestones.

Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and June 30, 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Operating Expenses:
Research and development	$2,601	$3,162	$(561)
General and administrative	2,922	3,713	(791)
Total operating expenses	5,523	6,875	(1,352)
Loss from operations	(5,523)	(6,875)	1,352
Total other income	479	518	(39)
Benefit from income taxes	—	(2,330)	(2,330)
Net loss	$(5,044)	$(4,027)	$(1,017)
 Overall, net losses were $5.0 million for the three months ended June 30, 2024, compared to $4.0 million for the three months ended June 30, 2023.
Operating Expenses
For the three months ended June 30, 2024, operating expenses totaled $5.5 million, compared to $6.9 million for the three months ended June 30, 2023, representing a decrease of $1.4 million or 19.7%. Operating expenses are comprised of the following:
•Research and development expenses were approximately $2.6 million for the three months ended June 30, 2024, compared to $3.2 million for the three months ended June 30, 2023, representing a decrease of $0.6 million or 17.7%. This was primarily due to a reduction in expenses associated with the Phase 2b ASCEND trial which completed enrollment in the prior year, lower spend on chemistry, manufacturing and control (“CMC”) related expenses and lower equity expense partially offset by an increase in expenses associated with our enrollment activities in the current year for our certepetide Phase 2a proof-of-concept Bolster trial.
•General and administrative expenses were approximately $2.9 million for the three months ended June 30, 2024, compared to $3.7 million for the three months ended June 30, 2023, representing a decrease of $0.8 million or 21.3%. This was primarily due to one-off related severance costs in the prior year associated with the elimination of the Chief Business Officer position on May 1, 2023, a reduction in equity expense and a decrease in directors and officers insurance premiums in the current year.
Historically, to minimize our use of cash, we have used a variety of equity instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Index
Other Income (Expense)
Total other income (expense) is comprised primarily of investment income from cash, cash equivalents and marketable securities for the three months ended June 30, 2024 and 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Change
Operating Expenses:
Research and development	$5,842	$6,341	$(499)
General and administrative	6,282	7,378	(1,096)
Total operating expenses	12,124	13,719	(1,595)
Loss from operations	(12,124)	(13,719)	1,595
Total other income	881	1,175	(294)
Benefit from income taxes	(798)	(2,330)	(1,532)
Net loss	$(10,445)	$(10,214)	$(231)
Overall, net losses were $10.4 million for the six months ended June 30, 2024, compared to $10.2 million for the six months ended June 30, 2023.
Operating Expenses
For the six months ended June 30, 2024, operating expenses totaled $12.1 million compared to $13.7 million for the six months ended June 30, 2023, representing a decrease of 11.6%. Operating expenses are comprised of the following:

•Research and development expenses were approximately $5.8 million for the six months ended June 30, 2024, compared to $6.3 million for the six months ended June 30, 2023, representing a decrease of $0.5 million or 7.9%. This was primarily due to a reduction in expenses associated with the Phase 2b ASCEND trial which completed enrollment in the prior year, lower spend on chemistry, manufacturing and control (“CMC”) related expenses and lower equity expense partially offset by an increase in expenses associated with our enrollment activities in the current year for our certepetide Phase 2a proof-of-concept Bolster trial.
•General and administrative expenses were approximately $6.3 million for the six months ended June 30, 2024, compared to $7.4 million for the six months ended June 30, 2023, representing a decrease of $1.1 million or 14.9%. This was primarily due to one-off related severance costs in the prior year associated with the elimination of the Chief Business Officer position on May 1, 2023, a reduction in equity expense, a decrease in directors and officers insurance premiums, and a reduction in spend on legal fees partially offset by one-off settlement related costs.
Historically, to minimize our use of cash, we have used a variety of equity instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.
Other Income (Expense)
Total other income (expense) is comprised primarily of investment income from cash, cash equivalents and marketable securities and losses on sales related to the sales of our New Jersey net operating losses (“NJ NOLs”) for the six months ended

Index
June 30, 2024 and 2023 and an investment in Impilo which was fully expensed under the equity method of accounting within the current year period.
Income Tax Benefit
In March 2024, we received final approval from the New Jersey Economic Development Authority (“NJEDA”) under the Technology Business Tax Certificate Transfer Program (the “Program”) to sell a percentage of our NJ NOLs, which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $0.7 million. The $0.8 million of our NJ NOL tax benefits have been recorded as a benefit from income taxes and the loss on sale of $0.1 million recorded in other income (expense).
In April 2023, we received final approval from the NJEDA under the Program to sell a percentage of our NJ NOLs, which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $2.2 million. The $2.3 million of NJ NOLs related tax benefits have been recorded as a benefit from income taxes and the loss on sale of $0.1 million recorded in other income (expense).

Index
Analysis of Liquidity and Capital Resources
As of June 30, 2024, we had cash, cash equivalents and marketable securities of approximately $38.3 million, working capital of approximately $37.5 million, and stockholders’ equity of approximately $38.2 million.
During the six months ended June 30, 2024, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash (used in) or provided by, operating, investing and financing activities were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(12,310)	$(12,380)
Net cash provided by investing activities	18,149	3,564
Net cash (used in) provided by financing activities	(110)	367

Operating Activities
Our cash used in operating activities during the six months ended June 30, 2024 was $12.3 million, which is comprised of (i) our net loss of $10.4 million, adjusted for non-cash expenses totaling $0.6 million (which includes adjustments for equity-based compensation, depreciation and amortization, loss from equity method investment, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities using approximately $2.5 million.
Our cash used in operating activities during the six months ended June 30, 2023 was $12.4 million, which is comprised of (i) our net loss of $10.2 million, adjusted for non-cash expenses totaling $0.9 million (which includes adjustments for equity-based compensation, depreciation and amortization, a loss on disposal of fixed assets, and amortization/accretion of marketable securities) and (ii) changes in operating assets and liabilities using approximately $3.1 million.
Investing Activities
Our cash provided by investing activities during the six months ended June 30, 2024 totaled $18.1 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities) partially offset by an investment of $0.1 million in Impilo.
Our cash provided by investing activities during the six months ended June 30, 2023 totaled $3.6 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities).
Financing Activities
Our cash used in financing activities during the six months ended June 30, 2024 totaled $0.1 million and consisted primarily of tax withholding-related payments on net share settlement equity awards to employees.
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
Liquidity and Capital Requirements Outlook
To meet our short and long-term liquidity needs, we expect to use existing cash balances, marketable securities and a variety of other means. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets. Our history of operating losses and liquidity challenges may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of pharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. We will also continue to seek, as appropriate, grants for scientific and clinical studies from various governmental agencies and foundations, and other sources of non-dilutive funding. We believe that our cash on hand and marketable securities will enable us to fund current operating expenses for at least the next 12 months following the issuance of our financial statements. Our future capital requirements are difficult to forecast and will depend on many factors including the timing and nature of any other strategic transactions that we undertake; and our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements.

Index

On June 4, 2021, we entered into the ATM Agreement with H.C. Wainwright & Co., LLC as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million. As of the date of this filing and so long as our public float remains below $75.0 million, we are subject to limitations pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount we can offer to up to one-third of our public float during any trailing 12-month period. Subsequent to the filing of our Registration Statement on Form S-3 (File No. 333-279034) on May 1, 2024, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $26.7 million. Pursuant to the Baby Shelf Limitation, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of such S-3 filing, the aggregate amount of securities that we are permitted to offer and sell is now $8,915,094, which was equal to one-third of the aggregate market value of our common stock held by non-affiliates as of March 21, 2024. If our public float exceeds $75.0 million on a future measurement date, the Company will no longer be subject to the Baby Shelf Limitation. There were no issuances of common stock under the ATM Agreement for the three and six months ended June 30, 2024. Since inception we have issued 64,394 shares of common stock under the ATM Agreement for net proceeds of $270,774.
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the three and six months ended June 30, 2024, compared to those reported in our 2023 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4.  CONTROLS AND PROCEDURES
(a)  Disclosure Controls and Procedures
Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, who serves as our principal executive officer and who served as our principal financial officer until April 15, 2024, and our Senior Vice President, Finance and Treasury and Chief Accounting Officer, who has served as our principal financial officer from April 15, 2024 to present (together, the “Evaluating Officers”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
As of June 30, 2024, we evaluated, with the participation of our management, including our Evaluating Officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Index
Based on that evaluation, our Evaluating Officers concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Evaluating Officers, as appropriate to allow timely decisions regarding required disclosure.
(b)  Changes in Internal Control over Financial Reporting
On April 15, 2024, the Company’s Board of Directors appointed James Nisco as the Company’s Senior Vice President, Finance and Treasury and Chief Accounting Officer, effective immediately, and Mr. Nisco simultaneously began serving as our principal financial officer and principal accounting officer.
Other than as disclosed in this Item 4, there were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during our last quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three and six months ended June 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The Exhibit Index appearing immediately after the signature page to this Form 10-Q is incorporated herein by reference.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LISATA THERAPEUTICS, INC.
August 12, 2024	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President & Chief Executive Officer (Principal Executive Officer)
August 12, 2024	By: /s/ James Nisco Name: James Nisco Title: SVP, Finance and Treasury and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

LISATA THERAPEUTICS, INC.
FORM 10-Q

Exhibit Index

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.
**	Furnished herewith.