Form 10-Q
period 2024-09-30
LISATA THERAPEUTICS, INC.
filed 2024-11-12
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 12, 2024
Common stock, $0.001 par value per share	8,394,903	shares

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

Index

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Cash and cash equivalents	$19,509	$22,593
Marketable securities	16,347	27,942
Prepaid and other current assets	1,836	3,389
Total current assets	37,692	53,924
Property and equipment, net	96	175
Acquired license - intangible, net	210	263
Other assets	201	332
Total assets	$38,199	$54,694

LIABILITIES, NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$556	$2,421
Accrued liabilities	4,135	4,169
Total current liabilities	4,691	6,590
Other long-term liabilities	72	210
Total liabilities	4,763	6,800
Commitments and Contingencies (Note 13)

Stockholders' Equity
Common stock, $0.001 par value, authorized 500,000,000 shares; issued 8,320,338 and 8,150,635 shares at September 30, 2024 and December 31, 2023, respectively; and outstanding, 8,319,600 and 8,149,897 shares at September 30, 2024 and December 31, 2023, respectively	8	8
Additional paid-in capital	577,878	576,971
Treasury stock, at cost; 738 shares at September 30, 2024 and December 31, 2023	(708)	(708)
Accumulated deficit	(543,456)	(528,081)
Accumulated other comprehensive loss	(32)	(42)
Total Lisata Therapeutics, Inc. stockholders' equity	33,690	48,148
Non-controlling interests	(254)	(254)
Total equity	33,436	47,894
Total liabilities, non-controlling interests and stockholders' equity	$38,199	$54,694
See accompanying notes to consolidated financial statements.

Index

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Expenses:
Research and development	$2,542	$3,380	$8,384	$9,721
General and administrative	2,794	2,584	9,076	9,962
Total operating expenses	5,336	5,964	17,460	19,683

Operating loss	(5,336)	(5,964)	(17,460)	(19,683)

Other income (expense):
Investment income, net	451	714	1,533	2,053
Other expense, net	(45)	(11)	(246)	(175)
Total other income	406	703	1,287	1,878

Net loss before benefit from income taxes and noncontrolling interests	(4,930)	(5,261)	(16,173)	(17,805)
Benefit from income taxes	—	—	(798)	(2,330)
Net loss	$(4,930)	$(5,261)	$(15,375)	$(15,475)
Less - net income (loss) attributable to noncontrolling interests	—	—	—	—
Net loss attributable to Lisata Therapeutics, Inc. common stockholders	$(4,930)	$(5,261)	$(15,375)	$(15,475)

Basic and diluted loss per share
Lisata Therapeutics, Inc. common stockholders	$(0.59)	$(0.65)	$(1.85)	$(1.92)

Weighted average common shares outstanding
Basic and diluted shares	8,321	8,141	8,307	8,050

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(4,930)	$(5,261)	$(15,375)	$(15,475)

Other comprehensive gain (loss):
Available for sale securities - net unrealized gain	12	—	3	1
Cumulative translation adjustment arising during the period	33	(50)	7	(72)
Total other comprehensive gain (loss)	45	(50)	10	(71)

Comprehensive loss attributable to Lisata Therapeutics, Inc. common stockholders	$(4,885)	$(5,311)	$(15,365)	$(15,546)

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at June 30, 2023	8,133	$8	$576,173	$(50)	$(517,455)	$(708)	$57,968	$(254)	$57,714
Net loss	—	—	—	—	(5,261)	—	(5,261)	—	(5,261)
Share-based compensation	7	—	301	—	—	—	301	—	301
Foreign currency translation adjustment	—	—	—	(50)	—	—	(50)	—	(50)
Balance at September 30, 2023	8,140	$8	$576,474	$(100)	$(522,716)	$(708)	$52,958	$(254)	$52,704

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2022	7,867	$8	$574,548	$(29)	$(507,241)	$(708)	$66,578	$(254)	$66,324
Net loss	—	—	—	—	(15,475)	—	(15,475)	—	(15,475)
Share-based compensation	114	—	1,474	—	—	—	1,474	—	1,474
Net proceeds from issuances of common stock	76	—	297	—	—	—	297	—	297
Proceeds from option exercises	83	—	155	—	—	—	155	—	155
Unrealized gain on marketable securities	—	—	—	1	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	(72)	—	—	(72)	—	(72)
Balance at September 30, 2023	8,140	$8	$576,474	$(100)	$(522,716)	$(708)	$52,958	$(254)	$52,704

See accompanying notes to consolidated financial statements.

Index

Index

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at June 30, 2024	8,322	$8	$577,552	$(77)	$(538,526)	$(708)	$38,249	$(254)	$37,995
Net loss	—	—	—	—	(4,930)	—	(4,930)	—	(4,930)
Share-based compensation	(2)	—	326	—	—	—	326	—	326
Unrealized gain on marketable securities	—	—	—	12	—	—	12	—	12
Foreign currency translation adjustment	—	—	—	33	—	—	33	—	33
Balance at September 30, 2024	8,320	$8	$577,878	$(32)	$(543,456)	$(708)	$33,690	$(254)	$33,436

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2023	8,151	$8	$576,971	$(42)	$(528,081)	$(708)	$48,148	$(254)	$47,894
Net loss	—	—	—	—	(15,375)	—	(15,375)	—	(15,375)
Share-based compensation	155	—	875	—	—	—	875	—	875
Net proceeds from issuances of common stock	14	—	32	—	—	—	32	—	32
Unrealized gain on marketable securities	—	—	—	3	—	—	3	—	3
Foreign currency translation adjustment	—	—	—	7	—	—	7	—	7
Balance at September 30, 2024	8,320	$8	$577,878	$(32)	$(543,456)	$(708)	$33,690	$(254)	$33,436

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(15,375)	$(15,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,018	1,565
Depreciation and amortization	133	142
Loss on disposal of fixed assets	—	3
Loss from equity method investment	130	—
Amortization/accretion on marketable securities	(376)	(709)
Changes in operating assets and liabilities:
Prepaid and other current assets	1,572	(314)
Other assets	126	130
Accounts payable, accrued liabilities and other liabilities	(2,056)	(1,305)
Net cash used in operating activities	(14,828)	(15,963)
Cash flows from investing activities:
Purchase of marketable securities	(43,953)	(77,355)
Sale of marketable securities	55,927	93,171
Investment in Impilo Therapeutics	(130)	—
Net cash provided by investing activities	11,844	15,816
Cash flows from financing activities:
Proceeds from exercise of options	—	155
Tax withholding payments on net share settlement equity awards	(142)	(91)
Net proceeds from issuance of common stock	32	297
Net cash (used in) provided by financing activities	(110)	361
Effect of exchange rate changes on cash	10	60
Net (decrease) increase in cash and cash equivalents	(3,084)	274
Cash and cash equivalents at beginning of period	22,593	32,154
Cash and cash equivalents at end of period	$19,509	$32,428

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Business
Overview
Lisata Therapeutics, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage pharmaceutical company dedicated to the discovery, development, and commercialization of innovative therapies for the treatment of solid tumors and other major diseases. The Company's investigational product, certepetide (formerly known as LSTA1 or CEND-1), is designed to activate a novel uptake pathway that allows co-administered or tethered (i.e., molecularly bound) anti-cancer drugs to target and penetrate solid tumors more effectively. Certepetide actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are expected to remain unaffected. Certepetide has also been shown to modify the tumor microenvironment (“TME”) by reducing T-regulatory cells and augmenting cytotoxic T cells, thereby making tumors more susceptible to immunotherapies while also inhibiting the metastatic cascade (i.e., the spread of cancer to other parts of the body). The Company and its collaborators have amassed significant non-clinical data demonstrating enhanced delivery of a range of existing and emerging anti-cancer therapies, including chemotherapeutics, immunotherapies, and RNA-based therapeutics. To date, certepetide has also demonstrated favorable safety, tolerability and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy for pancreatic cancer. The Company is exploring certepetide as a means to enable a variety of treatment modalities to treat a range of solid tumors more effectively. Currently, certepetide is the subject of several Phase 2 clinical studies being conducted globally in a variety of solid tumor types, including metastatic pancreatic ductal adenocarcinoma (mPDAC), cholangiocarcinoma, appendiceal cancer, colon cancer and glioblastoma multiforme in combination with a variety of anti-cancer regimens.
The Company's leadership team has decades of collective biopharmaceutical and pharmaceutical product development experience across a variety of therapeutic categories and at all stages of development from preclinical through to product registration and launch. The Company's goal is to develop and commercialize products that address important unmet medical needs.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2024, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2023 and 2022 included in our 2023 Form 10-K. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
Intangible Asset
The Company’s intangible asset consists of a single asset, a license agreement with Qilu Pharmaceutical, Co., Ltd. (“Qilu”) acquired in the Company's acquisition of Cend Therapeutics, Inc (the “Cend Merger”), with a value of $0.4 million. The intangible asset is stated at fair value and is amortized using the straight-line method over its estimated useful life of 5.00 years. Amortization expense was $18 thousand and $53 thousand for the three and nine months ended September 30, 2024, respectively, and $18 thousand and $53 thousand for the three and nine months ended September 30, 2023, respectively. The intangible asset is reviewed for potential impairment when events or circumstances indicate that carrying amounts may not be recoverable. The projected amortization expense is $71 thousand per year for the next 3.00 years.

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
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. If licenses are bundled with other performance obligations, the Company would utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. There was no revenue recognized for the three and nine months ended September 30, 2024 and 2023.
Milestones
At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company or the Company’s collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the Company’s estimate of the overall transaction price. Any such adjustments are allocated on a cumulative catch-up basis to satisfied and partially satisfied performance obligations, with the consideration allocated to an ongoing performance obligation being recognized over the period of performance. For the three and nine months ended September 30, 2024 and September 30, 2023, the Company has not recognized revenue related to milestones.
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

Index
Note 3 – Available-for-Sale Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	September 30, 2024				December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$14,623	$1	$(2)	$14,622	$37,791	$3	$(8)	$37,786
Commercial paper	—	—	—	—	1,981	—	—	1,981
Money market funds	9,486	—	—	9,486	4,268	—	—	4,268
Agency bonds	2,221	1	—	2,222	—	—	—	—
Treasury bills	3,460	—	(2)	3,458	—	—	—	—
Municipal debt securities	513	—	—	513	622	—	—	622
Total	$30,303	$2	$(4)	$30,301	$44,662	$3	$(8)	$44,657

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in the Company's Consolidated Balance Sheets (in thousands):

	September 30, 2024	December 31, 2023
Cash equivalents	$13,954	$16,715
Marketable securities	16,347	27,942
Total	$30,301	$44,657

The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in thousands):

	September 30, 2024
	Amortized Cost	Estimated Fair Value
Less than one year	$30,303	$30,301
Greater than one year	—	—
Total	$30,303	$30,301

Note 4 – Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Computer equipment	589	589
Leasehold improvements	72	72
Property and equipment, gross	661	661
Accumulated depreciation	(565)	(486)
Property and equipment, net	$96	$175

The Company’s results included depreciation expense of approximately $79 thousand and $89 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Index

Note 5 – Income (Loss) Per Share
For the nine months ended September 30, 2024 and 2023, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive in the periods presented. At September 30, 2024 and 2023, the Company excluded the following potentially dilutive securities (in thousands):

	September 30
	2024	2023
Stock options	1,454	1,321
Warrants	1,497	1,422
Restricted stock units	353	202

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
The Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$13,954	$—	$—	$13,954	$16,715	$—	$—	$16,715
Marketable securities - available-for-sale	—	16,347	—	16,347	—	27,942	—	27,942
	$13,954	$16,347	$—	$30,301	$16,715	$27,942	$—	$44,657

The carrying values of cash, cash equivalents, accounts payable and accrued expenses approximate fair value as of September 30, 2024 and December 31, 2023, due to the short maturity nature of these items.

Index
Note 7 – Accrued Liabilities
Accrued liabilities as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Salaries, employee benefits and related taxes	$2,129	$2,665
Clinical and R&D related liabilities	1,463	1,046
Accounting & tax consulting liabilities	154	57
Operating lease liabilities — current	181	168
Other	208	233
Total	$4,135	$4,169

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

Index
Operating lease liabilities and right-of-use assets were recorded in the following captions of our balance sheet as follows (in thousands):

	September 30, 2024	December 31, 2023
Right-of-Use Assets:
Other assets	$182	$308
Total Right-of-Use Asset	$182	$308

Operating Lease Liabilities:
Accrued liabilities	$181	$168
Other long-term liabilities	—	137
Total Operating Lease Liabilities	$181	$305

As of September 30, 2024, the weighted average remaining lease term for our operating lease was 1.00 year, and the weighted average discount rate for our operating lease was 9.625%. As of December 31, 2023, the weighted average remaining lease term for our operating leases was 1.75 years, and the weighted average discount rate for our operating leases was 9.625%.
Future minimum lease payments under the lease agreement as of September 30, 2024 were as follows (in thousands):

Years ended	Operating Leases
2024	48
2025	143
Total lease payments	191
Less: Amounts representing interest	(10)
Present value of lease liabilities	$181

Note 9 – Stockholders' Equity
Equity Issuances
At The Market Offering Agreement
On June 4, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $50.0 million. As of the date of this filing and so long as the Company’s public float remains below $75.0 million, the Company is subject to limitations pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount the Company can offer to up to one-third of its public float during any trailing 12-month period. Subsequent to the filing of a prospectus supplement to the Company's Registration Statement on Form S-3 (File No. 333-279034) relating to the at the market offering on August 21, 2024, the aggregate market value of its outstanding common stock held by non-affiliates was approximately $29.6 million. Pursuant to the Baby Shelf Limitation, since the aggregate market value of the Company's outstanding common stock held by non-affiliates was below $75.0 million at the time of such prospectus supplement filing, the aggregate amount of securities that the Company is permitted to offer and sell is now $9,855,890, which is equal to one-third of the aggregate market value of our common stock held by non-affiliates as of August 20, 2024. If the Company’s public float exceeds $75.0 million on a future measurement date, it will no longer be subject to the Baby Shelf Limitation. There were no issuances of common stock under the ATM Agreement for the three and nine months ended September 30, 2024. Since inception, the Company has issued 64,394 shares of common stock under the ATM Agreement for net proceeds of $270,774.

Index

Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the nine months ended September 30, 2024:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2023	1,322,501	$10.81	6.06	$164.1	1,421,744	$42.51	2.42	$—

Changes during the period:
Granted	136,475	3.07			75,000	2.88
Exercised	—	—			—	—
Forfeited	(2,681)	2.52			—	—
Expired	(1,803)	1,079.25			—	—
Outstanding at September 30, 2024	1,454,492	$8.78	5.68	$199.2	1,496,744	$40.52	1.55	$9.0
Vested at September 30, 2024 or expected to vest in the future	1,447,508	$8.80	5.67	$199.2	1,496,744	$40.52	1.55	$9.0
Vested at September 30, 2024	1,287,104	$9.46	5.26	$196.3	1,421,744	$42.51	1.50	$—

Restricted Stock
During the nine months ended September 30, 2024 and 2023, the Company issued restricted stock for services as follows (in thousands, except share data):

	Nine Months Ended September 30,
	2024	2023
Number of restricted stock issued	203,800	159,950
Value of restricted stock issued	$628	$480

The vesting terms of restricted stock issuances are generally between one and four years.

The following is a summary of the changes in non-vested restricted stock for the nine months ended September 30, 2024:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2023	125,775	$5.86

Changes during the Year:
Granted	203,800	$3.08
Vested	(99,686)	$5.22
Forfeited	(1,461)	$3.51
Non-vested at September 30, 2024	228,428	$3.67

Index

Restricted Stock Units
During the nine months ended September 30, 2024 and 2023, the Company issued restricted stock units for services as follows (in thousands, except share data):

	Nine Months Ended September 30,
	2024	2023
Number of restricted stock units issued	205,300	188,850
Value of restricted stock units issued	$632	$567

The weighted average estimated fair value of restricted stock units issued for services in the nine months ended September 30, 2024 and 2023 was $3.08 and $3.00 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.
The following is a summary of the changes in non-vested restricted stock units for the nine months ended September 30, 2024:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2023	112,800	$3.37

Changes during the Year:
Granted	205,300	$3.08
Vested	(106,400)	$3.20
Forfeited	(800)	$3.08
Non-vested at September 30, 2024	210,900	$3.18

Note 10 – Share-Based Compensation
Share-Based Compensation
The Company utilizes share-based compensation in the form of stock options, restricted stock, restricted stock units and warrants. The following table summarizes the components of share-based compensation expense for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$35	$103	$158	$517
General and administrative	292	203	860	1,048
Total share-based compensation expense	$327	$306	$1,018	$1,565

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at September 30, 2024 were as follows (in thousands):

	Stock Options	Restricted Stock Units	Warrants	Restricted Stock
Unrecognized compensation cost	$278	$121	$62	$535
Expected weighted-average period in years of compensation cost to be recognized	1.95	0.49	0.21	1.86

Index

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Stock Options		Warrants
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total fair value of shares vested	$204	$1,001	$—	$—
Weighted average estimated fair value of shares granted	$2.15	$2.10	$1.99	$—

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

Note 12 – Australia Research and Development Tax Incentive

The Company’s Australian subsidiary, which conducts core research and development activities, is eligible to receive a refundable tax incentive between 43.5% to 48.5% (depending upon the income tax rate) for qualified research and development activities. As of September 30, 2024 and December 31, 2023, the Company had $0.2 million and $1.0 million, respectively, recorded as an income tax incentive receivable in prepaid and other current assets in the consolidated balance sheets, as the Company determined that the expenses met the eligibility criteria and the amounts claimed are expected to be received shortly after the related tax returns are filed. On July 26, 2024, the Company's Australian subsidiary received a $0.9 million tax refund from the Australian Taxation Office related to the 2023 tax year.

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
On March 15, 2024, the Company purchased a Simple Agreement for Future Equity ("SAFE") from Impilo for $100 thousand. On July 12, 2024, the Company purchased an additional SAFE from Impilo for $30 thousand. As of September 30, 2024 and December 31, 2023 the Company owned 38.6% of Impilo. These investments were expensed under the equity method of accounting for the nine months ended September 30, 2024 in other expense, net in the accompanying statement of operations. The SAFE has a valuation cap of $30.0 million and an 80% discount rate.

Note 15 – License Agreements
Sanford Burnham Prebys
In December 2015, Cend entered into a license agreement with Sanford Burnham Prebys (“SBP”) under which Cend was granted an exclusive, worldwide, royalty-bearing license to certain patent rights and know-how controlled by SBP related to the development of certepetide. At the time the license agreement was entered into, Cend’s founding shareholder was an executive at SBP. The agreement provides the Company with the rights to grant and authorize sublicenses to use, sell, and otherwise exploit the patent rights. As consideration for the license, Cend issued a total of 382,030 shares of common stock, as adjusted for the Reverse Stock Split and Exchange Ratio. The Company is required to pay an annual license maintenance fee of $10 thousand increasing to $20 thousand on year seven of the agreement. The Company could also be required to make milestone payments to SBP upon completion of certain regulatory and commercial milestones. The aggregate potential milestone payments are approximately $10.6 million. The Company has also agreed to pay SBP royalties of 4% of net sales of products sold by the Company, or through a sublicense, subject to certain reductions. Additionally, the Company is obligated to pay SBP 25% of any sublicensing income, which, pursuant to the technology transfer agreement with Impilo, resulted in SBP receiving 191,500 shares of the Company’s pre-seed preferred stock in Impilo on October 3, 2023.
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
SBP did not own shares of the Company’s common stock as of September 30, 2024.

Note 16 – Research Collaboration and License Agreement
Exclusive License and Collaboration Agreement
In February 2021, Cend entered into an Exclusive License and Collaboration Agreement (the “Qilu Agreement”) in which Cend granted an exclusive license to Qilu for the development and commercialization of certepetide in the Territory (defined as the Greater Area of China including China, Macau, Hong Kong, and Taiwan). Under the terms of the agreement, Qilu is solely responsible for the development of certepetide in its Territory. In consideration for the license, Qilu made an upfront payment of $10.0 million to Cend, which was recognized as revenue by Cend prior to the Company's acquisition of Cend on September 15, 2022 (the “Cend Merger”). In addition, Cend received and recognized as revenue a $5.0 million development milestone prior to the Cend Merger. The Company is eligible to receive additional development and commercial milestone payments up to $96.0 million and $125.0 million, respectively, tiered royalties on net sales ranging from 10% to 15%, and tiered sublicensing revenues ranging from 12% to 35%.

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
Overview
We are a clinical-stage pharmaceutical company dedicated to the discovery, development, and commercialization of innovative therapies for the treatment of solid tumors and other major diseases. Our investigational product, certepetide (formerly known as LSTA1 or CEND-1), is designed to activate a novel uptake pathway that allows co-administered or tethered (i.e., molecularly bound) anti-cancer drugs to target and penetrate solid tumors more effectively. Certepetide actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are expected to remain unaffected. Certepetide has also been shown to modify the tumor microenvironment (“TME”) by reducing T-regulatory cells and augmenting cytotoxic T cells, thereby making tumors more susceptible to immunotherapies while also inhibiting the metastatic cascade (i.e., the spread of cancer to other parts of the body). We and our collaborators have amassed significant non-clinical data demonstrating enhanced delivery of a range of existing and emerging anti-cancer therapies, including chemotherapeutics, immunotherapies, and RNA-based therapeutics. To date, certepetide has also demonstrated favorable safety, tolerability and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy for pancreatic cancer. We are exploring certepetide as a means to enable a variety of treatment modalities to treat a range of solid tumors more effectively. Currently, certepetide is the subject of several Phase 2 clinical studies being conducted globally in a variety of solid tumor types, including metastatic pancreatic ductal adenocarcinoma (mPDAC), cholangiocarcinoma, appendiceal cancer, colon cancer and glioblastoma multiforme in combination with a variety of anti-cancer regimens.
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
Targeted Solid Tumor Penetration via CendR Active Transport
Many solid tumor cancers, including, for example, pancreatic ductal adenocarcinoma (“PDAC”) and cholangiocarcinoma, are surrounded by dense fibrotic tissue, known as the tumor stroma. This stroma often limits the efficacy of current chemotherapies for these cancers. Emerging immunotherapies, including but not limited to checkpoint inhibitors and adoptive cell therapies (e.g., chimeric antigen receptor T cells (CAR-Ts)), also face challenges in effectively treating solid tumors. Many tumors exhibit an immunosuppressive TME, which suppresses a patient's immune system and can thus limit the effectiveness of immunotherapies and/or contribute to metastases. These factors, i.e., the combination of a dense stroma and an immunosuppressive TME, negatively impact the ability of many therapeutic agents to effectively treat these cancers.
To address the tumor stroma’s role as a key impediment to effective treatment, our approach is to activate the C-end rule (“CendR”), or CendR active transport mechanism, a naturally occurring transport system. Our investigational drug, certepetide (a specific internalizing R-G-D or iRGD peptide), activates this transport system in a tumor-specific manner (Sugahara, Science, 2010). Certepetide enables more selective and efficient uptake of systemically administered anti-cancer drugs resulting in more intratumoral drug accumulation. The overall expected result is enhanced anticancer activity without an increase in adverse side effects. While it is possible to couple/tether or conjugate some anticancer drugs to certepetide, we believe that our initial approach of co-administration of certepetide with anti-cancer therapies is advantageous. Co-administration does not create a new chemical entity (“NCE”) with its attendant development and regulatory hurdles, thereby providing an anticipated faster-to-clinic and faster-to-market product opportunity for a range of combination therapies. That said, an attractive life-cycle management strategy for certepetide would be to molecularly bind it to a variety of anti-cancer agents (as an alternative to co-administration), thereby creating new NCEs with the potential for distinct patent protection, compositionally or otherwise.
Certepetide has demonstrated favorable safety, tolerability, and activity to date in clinical trials enhancing the delivery of standard-of-care chemotherapies for mPDAC. Certepetide’s cancer-targeted delivery may also enable emerging solid tumor treatment modalities to prove more effective. For example, preliminary results of the combination of certepetide with immunotherapy and chemotherapy are promising.

Index

Certepetide as a treatment for solid tumor cancers in combination with other anti-cancer agents
Certepetide is an investigational drug that actuates the CendR active transport mechanism. Certepetide has been shown to modify the TME, making it less immunosuppressive and thereby making the tumor more susceptible to attack by the immune system while also inhibiting the metastatic cascade. It targets tumor vasculature, endothelial cells, tumor cells and some intratumoral immunosuppressive cells by its selective affinity for alpha-v beta-3 and beta-5 integrins that are upregulated on these cells. Certepetide is a nine amino acid cyclic internalizing RGD (“iRGD”) peptide that, once bound to these integrins, undergoes proteolytic cleavage to release a linear peptide fragment, called a CendR peptide fragment. The CendR peptide fragment then binds with high selectivity and affinity to an adjacent receptor, called neuropilin-1, also upregulated in solid tumors, to activate a novel uptake pathway that allows circulating anticancer drugs to more selectively and effectively penetrate solid tumors. The ability of certepetide and iRGD peptides to modify the TME to enhance delivery and efficacy of co-administered drugs has been demonstrated in many preclinical models in a range of solid tumors. Lisata, its collaborators, and research groups around the world have published over 350 related scientific papers in this regard.
Clinically, certepetide was the subject of a completed Phase 1b/2a trial inclusive of 31 first-line mPDAC patients, of which 29 were evaluable. Results from the trial showed that the safety profile of the certepetide combination regimen was similar to standard of care (“SoC”) alone with certepetide being well-tolerated with no-dose limiting toxicities. An Objective Response Rate (“ORR”) of 59% was observed, compared to the 23% ORR observed in the “MPACT” clinical trial that served as the basis for approval of nab-paclitaxel for use in combination with gemcitabine for the treatment of first line mPDAC (Von Hoff, et al. 2013). A Disease Control Rate (“DCR”) (partial and complete responses plus stable disease) of over 79% was also observed in comparison to a DCR of 48% observed in the MPACT trial. Reduction in the level of circulating tumor biomarker CA19-9 was observed in 96% of patients versus 61% in the MPACT trial. Importantly, median progression-free survival and median overall survival of nearly ten months and over thirteen months were observed versus less than six months and less than nine months, respectively, in the MPACT trial. These results have been published in The Lancet Gastroenterology and Hepatology (Dean, et al. 2022).
Additionally, certepetide is currently the subject of multiple ongoing and planned clinical trials being conducted globally in a variety of solid tumor types and in combination with several chemotherapy and immunotherapy anti-cancer regimens. The following diagram summarizes these studies.

Development Milestones

# Anticipated key certepetide clinical milestones

2Q 2023
3Q 2023
4Q 2023
1Q 2024
2Q 2024
3Q 2024
4Q 2024
1Q 2025
2Q 2025
3Q 2025
4Q 2025
1Q 2026
ASCEND [AUS, NZ]
First-line mPDAC
Enrolling
Futility analysis
Cohort A
top-line data
Final Cohort A & B
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
- OS: Overall Survival
- ORR: Objective Response Rate

Index
Additional Out-licensing Opportunities
Our intellectual property portfolio comprises notable programs available for out-licensing and/or partnering in order to augment or continue their clinical development. Our current long-term strategy focuses on advancing our therapies through development with the ultimate objective of obtaining market authorizations and entering commercialization, either alone or with partners, to provide treatment options to patients suffering from life-threatening medical conditions. We believe that we are well-positioned to realize potentially meaningful value increases within our own proprietary pipeline if we are successful in advancing our product candidates to their next significant development milestones.

Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and September 30, 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Operating Expenses:
Research and development	$2,542	$3,380	$(838)
General and administrative	2,794	2,584	210
Total operating expenses	5,336	5,964	(628)
Loss from operations	(5,336)	(5,964)	628
Total other income	406	703	(297)
Benefit from income taxes	—	—	—
Net loss	$(4,930)	$(5,261)	$331
 Overall, net losses were $4.9 million for the three months ended September 30, 2024, compared to $5.3 million for the three months ended September 30, 2023.
Operating Expenses
For the three months ended September 30, 2024, operating expenses totaled $5.3 million, compared to $6.0 million for the three months ended September 30, 2023, representing a decrease of $0.6 million or 10.5%. Operating expenses are comprised of the following:
•Research and development expenses were approximately $2.5 million for the three months ended September 30, 2024, compared to $3.4 million for the three months ended September 30, 2023, representing a decrease of $0.8 million or 24.8%. This was primarily due to a reduction in clinical research organization (“CRO”) expenses associated with our Phase 2a proof-of-concept Bolster trial as a result of trial protocol modifications and lower equity expense. In addition, there were start up expenses in the prior year related to our Glioblastoma Multiforme (“GBM”) study.
•General and administrative expenses were approximately $2.8 million for the three months ended September 30, 2024, compared to $2.6 million for the three months ended September 30, 2023, representing an increase of $0.2 million or 8.1%. This was primarily due to higher consulting expenses.
Historically, to minimize our use of cash, we have used a variety of equity instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Index
Other Income (Expense)
Total other income (expense) is comprised primarily of investment income from cash, cash equivalents and marketable securities for the three months ended September 30, 2024 and 2023 and an investment in Impilo which was fully expensed under the equity method of accounting within the current year period.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Change
Operating Expenses:
Research and development	$8,384	$9,721	$(1,337)
General and administrative	9,076	9,962	(886)
Total operating expenses	17,460	19,683	(2,223)
Loss from operations	(17,460)	(19,683)	2,223
Total other income	1,287	1,878	(591)
Benefit from income taxes	(798)	(2,330)	(1,532)
Net loss	$(15,375)	$(15,475)	$100
Overall, net losses were $15.4 million for the nine months ended September 30, 2024, compared to $15.5 million for the nine months ended September 30, 2023.
Operating Expenses
For the nine months ended September 30, 2024, operating expenses totaled $17.5 million compared to $19.7 million for the nine months ended September 30, 2023, representing a decrease of $2.2 million or 11.3%. Operating expenses are comprised of the following:

•Research and development expenses were approximately $8.4 million for the nine months ended September 30, 2024, compared to $9.7 million for the nine months ended September 30, 2023, representing a decrease of $1.3 million or 13.8%. This was primarily due to a reduction in expenses associated with the Phase 2b ASCEND trial which completed enrollment in the prior year and lower equity expense. In addition, there were start up expenses in the current year related to our FORTIFIDE study that were offset by start up expenses in the prior year for our GBM study.
•General and administrative expenses were approximately $9.1 million for the nine months ended September 30, 2024, compared to $10.0 million for the nine months ended September 30, 2023, representing a decrease of $0.9 million or 8.9%. This was primarily due to one-off related severance costs in the prior year associated with the elimination of the Chief Business Officer position on May 1, 2023, a reduction in equity expense, a decrease in directors and officers insurance premiums, and a reduction in spend on legal fees partially offset by one-off settlement related costs and an increase in consulting expenses.
Historically, to minimize our use of cash, we have used a variety of equity instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.
Other Income (Expense)
Total other income (expense) is comprised primarily of investment income from cash, cash equivalents and marketable securities and losses on sales related to the sales of our New Jersey net operating losses (“NJ NOLs”) for the nine months ended

Index
September 30, 2024 and 2023 and investments in Impilo which were fully expensed under the equity method of accounting within the current year period.
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

Index
Analysis of Liquidity and Capital Resources
As of September 30, 2024, we had cash, cash equivalents and marketable securities of approximately $35.9 million, working capital of approximately $33.0 million, and stockholders’ equity of approximately $33.7 million.
During the nine months ended September 30, 2024, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash (used in) or provided by, operating, investing and financing activities were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(14,828)	$(15,963)
Net cash provided by investing activities	11,844	15,816
Net cash (used in) provided by financing activities	(110)	361

Operating Activities
Our cash used in operating activities during the nine months ended September 30, 2024 was $14.8 million, which is comprised of (i) our net loss of $15.4 million, adjusted for non-cash expenses totaling $0.9 million (which includes adjustments for equity-based compensation, depreciation and amortization, loss from equity method investment, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities using approximately $0.4 million.
Our cash used in operating activities during the nine months ended September 30, 2023 was $16.0 million, which is comprised of (i) our net loss of $15.5 million, adjusted for non-cash expenses totaling $1.0 million (which includes adjustments for equity-based compensation, depreciation and amortization, a loss on disposal of fixed assets, and amortization/accretion of marketable securities) and (ii) changes in operating assets and liabilities using approximately $1.5 million.
Investing Activities
Our cash provided by investing activities during the nine months ended September 30, 2024 totaled $11.8 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities) partially offset by an investment of $0.1 million in Impilo.
Our cash provided by investing activities during the nine months ended September 30, 2023 totaled $15.8 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities).
Financing Activities
Our cash used in financing activities during the nine months ended September 30, 2024 totaled $0.1 million and consisted primarily of tax withholding-related payments on net share settlement equity awards to employees.
Our cash provided by financing activities during the nine months ended September 30, 2023 totaled $0.4 million and consisted of proceeds from the issuance of shares through our ATM Agreement of $0.3 million and option exercise proceeds of $0.2 million partially offset by tax withholding-related payments of $0.1 million on net share settlement equity awards to employees.
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

Index

On June 4, 2021, we entered into the ATM Agreement with H.C. Wainwright & Co., LLC as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million. As of the date of this filing and so long as our public float remains below $75.0 million, we are subject to limitations pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount we can offer to up to one-third of our public float during any trailing 12-month period. Subsequent to the filing of a prospectus supplement to our Registration Statement on Form S-3 (File No. 333-279034) relating to the at the market offering on August 21, 2024, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $29.6 million. Pursuant to the Baby Shelf Limitation, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of such prospectus supplement filing, the aggregate amount of securities that we are permitted to offer and sell is now $9,855,890, which was equal to one-third of the aggregate market value of our common stock held by non-affiliates as of August 20, 2024. If our public float exceeds $75.0 million on a future measurement date, the Company will no longer be subject to the Baby Shelf Limitation. There were no issuances of common stock under the ATM Agreement for the three and nine months ended September 30, 2024. Since inception we have issued 64,394 shares of common stock under the ATM Agreement for net proceeds of $270,774.
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2024, compared to those reported in our 2023 Form 10-K.

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

Index
As of September 30, 2024, we evaluated, with the participation of our management, including our Evaluating Officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Evaluating Officers concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Evaluating Officers, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 24, 2024, we issued a warrant to purchase up to 75,000 shares (the “Consulting Warrant”) to Seton Services Ltd. in exchange for investor relations consulting services. The Consulting Warrant is exercisable beginning on the six month anniversary of issuance and expires on the fifth anniversary of issuance. The Consulting Warrant has an exercise price of $2.88 per share, subject to customary adjustments for stock dividends, stock splits, reclassifications and the like. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three and nine months ended September 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The Exhibit Index appearing immediately after the signature page to this Form 10-Q is incorporated herein by reference.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LISATA THERAPEUTICS, INC.
November 12, 2024	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President & Chief Executive Officer (Principal Executive Officer)
November 12, 2024	By: /s/ James Nisco Name: James Nisco Title: SVP, Finance and Treasury and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

LISATA THERAPEUTICS, INC.
FORM 10-Q

Exhibit Index

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.
**	Furnished herewith.