Form 10-K
period 2024-12-31
LISATA THERAPEUTICS, INC.
filed 2025-02-27
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to June 28, 2024 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $27.7 million, computed by reference to the last sale price of $3.47 for the common stock on the Nasdaq Capital Market reported for such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 27, 2025
Common stock, $0.001 par value per share	8,620,162	shares

DOCUMENTS INCORPORATED BY REFERENCE
    The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the 2025 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2024.

Index'
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

Index'
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
•our ability to obtain and maintain, as applicable, appropriate governmental licenses, accreditations or certifications or to comply with health care laws and regulations or any other adverse effect or limitations caused by government regulation of our business;
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

Index'
PART I

ITEM 1. BUSINESS.
Overview
Lisata Therapeutics, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage pharmaceutical company dedicated to the discovery, development, and commercialization of innovative therapies for the treatment of solid tumors and other major diseases. Our investigational product, certepetide (formerly known as LSTA1 or CEND-1), is designed to activate a novel uptake pathway that allows co-administered or tethered (i.e., molecularly bound) anti-cancer drugs to target and penetrate solid tumors more effectively. Certepetide actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are expected to remain unaffected. Certepetide has also been shown to modify the tumor microenvironment (“TME”) by reducing T-regulatory cells and augmenting cytotoxic T cells, thereby making tumors more susceptible to immunotherapies while also inhibiting the metastatic cascade (i.e., the spread of cancer to other parts of the body). We and our collaborators have amassed significant non-clinical data demonstrating enhanced delivery of a range of existing and emerging anti-cancer therapies, including chemotherapeutics, immunotherapies, and RNA-based therapeutics. To date, certepetide has also demonstrated favorable safety, tolerability and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy for pancreatic cancer. We are exploring certepetide as a means to enable a variety of treatment modalities to treat a range of solid tumors more effectively. Currently, certepetide is the subject of several Phase 2 clinical studies being conducted globally in a variety of solid tumor types, including metastatic pancreatic ductal adenocarcinoma (mPDAC), cholangiocarcinoma, appendiceal cancer, colon cancer and glioblastoma multiforme in combination with a variety of anti-cancer regimens. Additionally, the Company is currently exploring applications of certepetide in melanoma (skin cancer) in collaboration with Valo Therapeutics of Finland as well as in endometriosis (a non-cancer disease that behaves much like a solid tumor) in collaboration with the University of Cincinnati (USA).
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
Development Programs
Targeted Solid Tumor Penetration via CendR Active Transport
Many solid tumor cancers, including, for example, pancreatic ductal adenocarcinoma (“PDAC”) and cholangiocarcinoma, are surrounded by dense fibrotic tissue, known as the tumor stroma. This stroma often limits the efficacy of current chemotherapies in the treatment of these cancers by impeding the penetration of anti-cancer therapies into the tumor. Emerging immunotherapies, including but not limited to checkpoint inhibitors and adoptive cell therapies (e.g., chimeric antigen receptor T cells (CAR-Ts)), also face challenges in effectively treating solid tumors. Many tumors exhibit an immunosuppressive TME, which suppresses a patient's immune system and can thus limit the effectiveness of immunotherapies and/or contribute to metastases. These factors, i.e., the combination of a dense stroma and an immunosuppressive TME, negatively impact the ability of many therapeutic agents to optimally treat these cancers.
To address the tumor stroma’s role as a key impediment to effective treatment, our approach is to activate the C-end rule (“CendR”), or CendR active transport mechanism, a naturally occurring transport system. Our investigational drug, certepetide (a specific, proprietary internalizing R-G-D or iRGD peptide), activates this transport system in a tumor-specific manner

Index'
(Sugahara, Science, 2010). Certepetide enables more selective and efficient uptake of systemically administered anti-cancer drugs resulting in more intratumoral drug accumulation. The overall expected result is enhanced anticancer activity without an increase in adverse side effects. While it is possible to couple/tether or conjugate some anticancer drugs to certepetide, we believe that our initial approach of co-administration of certepetide with anti-cancer therapies is advantageous. Co-administration does not create a new chemical entity (“NCE”) with its attendant development and regulatory hurdles, thereby providing an anticipated faster-to-clinic and faster-to-market product opportunity for a range of combination therapies. That said, an attractive life-cycle management strategy for certepetide would be to molecularly bind it to a variety of anti-cancer agents (as an alternative to co-administration), thereby creating new NCEs with the potential for distinct patent protection, compositionally or otherwise.
Certepetide has demonstrated favorable safety, tolerability, and activity to date in clinical trials enhancing the delivery of standard-of-care chemotherapies for mPDAC. Certepetide’s cancer targeting characteristics may also enable emerging solid tumor treatment modalities to prove more effective. For example, preliminary results of the combination of certepetide with immunotherapy and chemotherapy are promising.
Certepetide as a treatment for solid tumor cancers in combination with other anti-cancer agents
Certepetide is an investigational drug that actuates the CendR active transport mechanism. Certepetide has been shown to modify the TME, making it less immunosuppressive and thereby making the tumor more susceptible to attack by the immune system while also inhibiting the metastatic cascade. It targets tumor vasculature, endothelial cells, tumor cells and some intratumoral immunosuppressive cells by its selective affinity for alpha-v beta-3 and alpha-v beta-5 integrins that are upregulated on these cells. Certepetide is a nine amino acid cyclic proprietary internalizing RGD (“iRGD”) peptide that, once bound to these integrins, undergoes proteolytic cleavage to release a linear peptide fragment, called a CendR peptide fragment. After dissociation from the integrin receptor, the CendR peptide fragment then binds with high selectivity and affinity to an adjacent receptor, called neuropilin-1, also upregulated in solid tumors, to activate the novel uptake pathway that allows circulating anticancer drugs to more selectively and effectively penetrate solid tumors. The ability of certepetide and iRGD peptides to modify the TME to enhance delivery and efficacy of co-administered drugs has been demonstrated in many preclinical models in a range of solid tumors. Lisata, its collaborators, and research groups around the world have published more than 370 scientific papers related to the benefits of internalizing RGD peptides and the CendR pathway.
Clinically, certepetide was the subject of a completed Phase 1b/2a trial inclusive of 31 first-line mPDAC patients, of which 29 were evaluable. Results from the trial showed that the safety profile of the certepetide combination regimen was similar to standard of care (“SoC”) chemotherapy alone with certepetide being well-tolerated with no dose limiting toxicities. An Objective Response Rate (“ORR”) of 59% was observed, compared to the 23% ORR observed in the “MPACT” clinical trial that served as the basis for approval of the chemotherapy combination nab-paclitaxel and gemcitabine for the treatment of first line mPDAC (Von Hoff, et al. 2013). A Disease Control Rate (“DCR”) (partial and complete responses plus stable disease) of over 79% was also observed in comparison to a DCR of 48% observed in the MPACT trial. Reduction in the level of circulating tumor biomarker CA19-9 was observed in 96% of patients versus 61% in the MPACT trial. Importantly, median progression-free survival and median overall survival of nearly ten months and over thirteen months were observed versus less than six months and less than nine months, respectively, in the MPACT trial. These results have been published in The Lancet Gastroenterology and Hepatology (Dean, et al. 2022).
Certepetide was also examined in another Phase 1b/2a study in first line mPDAC patients. Study CEND1-201 was conducted in China by our development partner, Qilu Pharmaceutical. Two dose levels of certepetide (1.6 and 3.2 mg/kg) were combined with SoC chemotherapy (gemcitabine and nab-paclitaxel). There were 55 patients in the study, 53 of whom were evaluable for efficacy. Twenty-five (25) patients were treated with 1.6 mg/kg certepetide, and 28 patients with 3.2 mg/kg certepetide. In the 1.6 mg/kg certepetide group, partial response occurred in 11/25 (44.0%) patients, and stable disease occurred in 12/25 (48%) patients. In the 3.2 mg/kg certepetide group, partial response occurred in 11/28 (39.3%) patients, and stable disease occurred in 12/28 (42.9%) patients. The ORR was 41.5% for all doses. The ORR was 44.0% and 39.3% in 1.6 mg/kg group and in 3.2 mg/kg group, respectively. The DCR was 86.8% for all doses. The DCR in 1.6 and 3.2 mg/kg groups was 92.0% and 82.1%, respectively. The median PFS was 5.82 months for all doses combined. The median PFS was 7.36 months and 5.75 months in 1.6 mg/kg group and in 3.2 mg/kg group, respectively. The median OS was 11.10 months for all doses combined. The median OS was 10.35 months and 11.10 months in 1.6 mg/kg group and in 3.2 mg/kg group, respectively. The adverse event profile at both dose levels was similar to that for SoC alone. Qilu has completed Phase 2 enrollment (n=96) in first line mPDAC in combination with SoC gemcitabine and nab-paclitaxel.
Finally, certepetide is also the subject of a Phase 2 trial in first-line mPDAC patients, the ASCEND trial. ASCEND is being conducted in collaboration with the Australasian Gastrointestinal Clinical Trials Group (AGITG) and the University of Sydney at 25 sites in Australia and New Zealand. The Phase 2 double-blind, randomized (2:1), placebo-controlled ASCEND trial is evaluating certepetide in combination with SoC chemotherapy (gemcitabine and nab-paclitaxel) for the treatment of mPDAC. The original ASCEND protocol included one dosing scheme for certepetide. Following the acquisition of Cend Therapeutics

Index'
and, by extension, certepetide in September 2022, Lisata collaborated with AGITG to amend the protocol to ensure it respected international regulatory standards. Thus, endpoints more traditionally recognized by regulators as primary in registration studies, and that would effectively guide the next stages of clinical development (e.g., overall survival), were added. The amended protocol was designed to assess the efficacy of two different dosing regimens of certepetide in two separate cohorts: Cohort A, with 95 patients receiving a single intravenous (IV) dose of certepetide 3.2 mg/kg or placebo in combination with SoC, and Cohort B, with 63 patients receiving two IV doses of certepetide 3.2 mg/kg or placebo administered 4 hours apart in combination with SoC. The preliminary data from Cohort A were reported at the ASCO GI meeting on January 24, 2025, demonstrating a median overall survival (mOS) of 12.68 months for the certepetide treated group, compared to 9.72 months for the placebo treated group. Despite a numerical trend in 6-month PFS favoring the certepetide treatment group, no significant improvement in median PFS was observed (mPFS of 5.5 months in both groups). However, the observed mOS and objective response rate (ORR) benefit are positive with 4/65 (6.2%) complete responses in the certepetide treated group, compared to 0/28 (0%) the placebo treated group. Adverse events from an analysis of Cohort A groups with and without certepetide suggest no increase in adverse events when certepetide is added to SOC. Event rates were similar in the two Cohorts, confirming previous observations of certepetide’s benign safety profile. Data from Cohort B is expected in the coming months with a final analysis of both cohorts available thereafter.
Additionally, certepetide is currently the subject of multiple ongoing and planned clinical trials being conducted globally in a variety of solid tumor types and in combination with several chemotherapy and immunotherapy anti-cancer regimens. The following diagram summarizes these studies.

Development Milestones

Anticipated key certepetide clinical milestones

2Q 2023
3Q 2023
4Q 2023
1Q 2024
2Q 2024
3Q 2024
4Q 2024
1Q 2025
2Q 2025
3Q 2025
4Q 2025
1Q 2026
2Q 2026
ASCEND [AUS, NZ]
First-line mPDAC
Enrollment complete
Futility analysis
LPI
Cohort A data
Final Cohort A & B PFS/OS data
BOLSTER [USA]
First- and second-line CCA
1L CCA FPI
1L CCA LPI
Achieved 6 months early
2L CCA FPI
2L CCA LPI
1L OS data
2L OS data target: mid-2026
CENDIFOX [USA]
Pancreatic, Colon and Appendiceal Cancers
Enrollment complete
PDAC cohort
Colon and Appendiceal cohorts
Preliminary data for Colon and Appendiceal cohorts
Qilu: Phase 1b/2a [CHN]
First-line mPDAC
Preliminary PFS data
Final data
iLSTA [AUS]
Locally advanced, non-resectable PDAC
Enrolling
Final 6-month PFS/OS data
Phase 2a [EST, LATV, LTU]
First-line GBM
Enrolling
Safety run-in analysis
Qilu: Phase 2 [CHN]
First-line mPDAC
Enrollment complete
LPI
ORR data
FORTIFIDE [USA]
First-line mPDAC
Enrollment pending
First patient in
Last patient in
Interim analysis
Safety run-in analysis
Data
Final data
Milestone achieved

*Several of these studies are investigator-initiated trials. Lisata has limited control and thus, timelines and expectations may be subject to change.

- PFS: Progression-free Survival
- OS: Overall Survival
- ORR: Objective Response Rate

Index'

TECHNOLOGY COLLABORATION AND OUT-LICENSING OPPORTUNITIES
Pancreatic Cancer & Advanced Solid Tumors (certepetide: CendR Platform®)
Our investigational drug candidate from the CendR Platform®, certepetide, holds broader potential to be combined as a co-administration treatment with an array of anti-cancer and diagnostic agents to benefit solid tumor cancer patients and we seek to collaborate with chemotherapy, targeted and immuno-therapy developers. The Company plans to enter partnerships to exploit the CendR Platform® for applications to enhance or enable effective diagnosis and treatment of solid tumor cancers across a range of treatment modalities. These include but are not limited to nucleic acid-based treatments such as antisense, siRNA, mRNA and gene editing approaches, immunotherapies such as adoptive cell immunotherapy as well as immune checkpoint inhibitors, and additional targeted therapy treatments for solid tumor cancer applications.
Intellectual Property Platform
Our developed and owned certepetide and CendR Platform® patent portfolio comprises the following:
a.Four pending patent applications in the United States;
b.Fourteen pending patent applications outside the United States; and
c.Pending claims covering, inter alia, methods for reducing the volume of a tumor using certepetide in combination with at least one anti-cancer agent or therapy; methods of treating pancreatic cancer using certepetide in combination with gemcitabine and/or nab-paclitaxel, treating tumors with iRGD and a cytokine, and methods of treating cancer in combination with chemotherapeutic and immunotherapeutic agents.
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
U.S. Government Regulation
Premarket Review and Approval of Pharmaceutical Products in the United States
Pharmaceutical products are subject to extensive pre-market and post-market regulation by the U.S. Food and Drug Administration (the “FDA”) and other global agencies. For example, the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products intended for therapeutic uses. Before being marketed in the United States, pharmaceuticals must be reviewed and approved by the FDA via a New Drug Application (“NDA”).
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

Index'
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

Index'
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
Congress also recently amended the FD&C Act to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Sponsors must submit a diversity action plan to the FDA by the time the sponsor submits the relevant clinical trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing, but if the FDA objects to a sponsor’s diversity action plan or otherwise requires significant changes to be made, it could delay initiation of the relevant clinical trial.
Submission and FDA Review of an NDA
Assuming successful completion of all required testing in accordance with applicable regulatory requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted as part of an NDA seeking approval to market the drug product for one or more indications. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, efficacy, and reliable manufacturing of the product candidate for its intended use(s) to the satisfaction of the FDA. Approval of the NDA is required before marketing of the product may begin. The cost of preparing and submitting an NDA is substantial. NDA submissions are additionally subject to a substantial application user fee, unless a fee waiver or reduction applies. Reduced or waived fees are available in certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review. The FD&C Act also imposes an annual program fee for marketed prescription drug products. These fees are typically adjusted annually.
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

Index'
During its review of an NDA, FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee of independent clinicians and other scientific experts for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee but will carefully consider them. Data from clinical trials are not always conclusive, and FDA or its advisory committee may interpret data differently than the NDA applicant interprets the same data. FDA may also re-analyze the clinical trial data, which could result in extensive discussions between FDA and the applicant during the review process.
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

Index'
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
For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally may support accelerated approval when the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate long-term clinical benefit of a drug.
The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. For example, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large clinical trials to demonstrate a clinical or survival benefit.
The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. In addition, as part of the Consolidated Appropriations Act for 2023, Congress provided FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these recent amendments to the FD&C Act, the agency may require a sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports will be published on the FDA’s website. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, allows the FDA to withdraw approval of the drug. Congress also recently amended the law to give FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product. Prior to the recent

Index'
statutory amendments enacted by Congress, several oncology sponsors voluntarily withdrew specific indications for their drug products that were being marketed pursuant to accelerated approval, and the FDA’s Oncology Center of Excellence launched an initiative called Project Confirm, aimed at promoting transparency in the area of accelerated approvals for oncology indications. Scrutiny of the accelerated approval pathway is likely to continue in the coming years and may lead to further legislative and/or administrative changes in the future.
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
The FDA Reauthorization Act of 2017 introduced a provision regarding required pediatric studies. Under this statute, for product candidates intended for the treatment of adult cancer which are directed at molecular targets that the FDA determines to be substantially relevant to the growth or progression of pediatric cancer, original application sponsors must submit, with the marketing application, reports from molecularly targeted pediatric cancer investigations designed to yield clinically meaningful pediatric study data, gathered using appropriate formulations for each applicable age group, to inform potential pediatric labeling. The FDA may, on its own initiative or at the request of the applicant, grant deferrals or waivers of some or all of this data, as above. Unlike PREA, orphan products are not exempt from this requirement.
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
Congress periodically considers enacting new incentives or mandates applicable to pediatric drug development, and the regulatory requirements applicable to pediatric drug developers may change in the future. For example, bipartisan legislation introduced in 2023 in the House of Representatives would have increased funding for pediatric trials; mandated that drugs for rare diseases be studied in children; and granted FDA authority to assess penalties against companies that do not complete required pediatric studies. However, the introduced legislation failed to become law.
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
If a product with orphan status receives the first regulatory approval for the disease or condition for which it has such

Index'
designation, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances (such as a showing of clinical superiority to the drug with orphan exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care). However, a competitor may receive regulatory approval for a different product (i.e., a different therapeutic agent from the orphan drug) for the same indication for which the orphan product has exclusivity and may obtain approval for the same product (i.e., the same therapeutic agent as the orphan drug) but for a different indication. If a designated orphan drug ultimately receives marketing approval for an indication broader than what was described in its orphan drug designation request, it may not be entitled to exclusivity under the Orphan Drug Act. Recent court cases have challenged FDA’s approach to determining the scope of orphan drug exclusivity; however, at this time the Agency continues to apply its long-standing interpretation of the governing regulations and has stated that it does not plan to change any orphan drug implementing regulations.
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
FDA can award priority review vouchers (“PRVs”) to sponsors of rare pediatric disease product applications that meet certain criteria. Under this program, a sponsor who receives an approval for a drug that has been granted an RPDD may qualify for such a voucher, which can be redeemed to receive a priority review of a subsequent marketing application for a different product. Upon submitting a marketing application with a PRV, the sponsor is required to pay a separate user fee that is assessed in addition to the typical application user fee (if no waiver or exemption applies); the fee for redeeming a PRV is also adjusted each fiscal year. For fiscal year 2025 that additional user fee is over $2.48 million.
A PRV is transferable and may be sold to other companies who wish to obtain a priority review for a future new drug or biological product marketing application.
In 2020, the Rare Pediatric Disease Priority Review Voucher Program was extended by Congress. Under the current statutory sunset provisions, after December 20, 2024, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has RPDD for the drug and that designation was granted on or before December 20, 2024. After September 30, 2026, FDA may not award any rare pediatric disease PRVs unless the program is extended. Congress will need to take action to further extend FDA’s authority to administer this program, either in the context of the five-year FDA user fee reauthorization cycle (which is expected to take place in 2027) or sooner through another legislative vehicle, otherwise it will terminate entirely after September 2026.
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
Further, drug manufacturers and other entities involved in the manufacture of approved drugs are required to register their facilities with the FDA and state agencies and are subject to periodic unannounced inspections for compliance with cGMP requirements. Changes to the manufacturing process, specifications or container closure system for an approved drug are strictly regulated and often require prior regulatory approval before being implemented. Regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and others involved in the product’s manufacturing process. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers

Index'
must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance and ensure ongoing compliance with other statutory requirements of the FD&C Act.
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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. More recently, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandated phased-in and resource-intensive traceability and verification obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10‑year period that culminated in November 2023. After an additional one-year stabilization period to give entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity, the applicable requirements under the DSCSA became fully enforceable as of November 27, 2024. The DSCSA also replaced certain provisions from the PDMA pertaining to wholesale distribution of prescription drugs with a more comprehensive statutory scheme, requiring uniform national standards for wholesale distribution and, for the first time, for third-party logistics providers. In February 2022, the FDA released proposed regulations to amend the existing national standards for licensing of wholesale drug distributors by the states (which had been promulgated under the PDMA); to establish new minimum standards for state licensing third-party logistics providers; and to create a federal system for licensure for use in the absence of a state program, each of which is mandated by the DSCSA. From time to time, additional new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.
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

Index'
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
Coverage, Pricing, and Reimbursement
Sales of our drug products, if approved, will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government health care programs, private health insurers, managed health care providers, and other organizations. These third-party payors are increasingly challenging drug prices and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products, if approved as a benefit under their plans or, even if they do provide coverage, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.
Significant uncertainty exists as to the reimbursement status for newly approved prescription products, including coding, coverage and payment. Sales of any products for which we obtain marketing approval will depend in part on coverage and adequate payment from third-party payors. There is no uniform policy requirement for coverage and reimbursement for prescription products among third-party payors in the United States; therefore, coverage and reimbursement for prescription products can differ significantly from payor to payor.
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

Index'
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
Accordingly, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products, if approved, to each payor separately, with no assurance that coverage and adequate payment will be applied consistently or granted at all. The process for determining whether a payor will cover and how much it will reimburse a product may be separate from the process of seeking approval of the product or for setting the price of the product. Even if reimbursement is provided, market acceptance of our products, if approved, may be adversely affected if the amount of payment for such products proves to be unprofitable for health care providers or less profitable than alternative treatments or if administrative burdens make the products less desirable to use.
Additionally, the containment of health care costs has become a priority of federal and state governments and the prices of drug products have been a focus in this effort. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA, which includes (among other things) multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. For example, under the IRA, a manufacturer of drug products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with drug and biological product manufacturers for negotiated prices of 10 products, which will become applicable for payment year 2026. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.
We expect that federal, state and local governments in the United States will continue to consider legislation directed at lowering the total cost of health care. Individual U.S. states have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers (“PBMs”) and other members of the health care and pharmaceutical supply chain, an important decision that has led to more aggressive efforts by states in this area. During the current congressional session, numerous PBM reforms are being considered in both the Senate and the House of Representatives; they include diverse legislative proposals such as eliminating rebates; divorcing service fees from the price of a drug, discount, or rebate; prohibiting spread pricing; limiting administrative fees; requiring PBMs to report formulary placement rationale; promoting transparency. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including medical product developers like us.
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

Index'
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
Data Privacy and the Protection of Personal Information
We are subject to numerous laws and regulations governing data privacy and the protection of personal information of patients, clinical investigators, employees, and vendors/business contacts, including in relation to medical records and other health information, credit card data and financial information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which will continue to affect our business. In the United States, we may be subject to state security breach notification laws, state laws protecting the privacy of health and personal information and federal and state consumer protections laws that regulate the collection, use, disclosure and transmission of personal information. These laws overlap and often conflict and each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues. If we fail to comply with applicable laws and regulations, we could be subject to penalties or sanctions, including criminal penalties as well as reputational harm. Our customers and research partners must comply with laws governing the privacy and security of health information, including HIPAA, HITECH and state health information privacy laws. If we knowingly obtain protected health information without the authority to do so, our research collaborators may be subject to enforcement, and we may have direct liability for the unlawful receipt of protected health information or for aiding and abetting a HIPAA violation.
Even when HIPAA does not apply, according to the Federal Trade Commission (“FTC”), failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice), may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (the “FTC Act”). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule. The FTC and states' Attorneys General have brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act and comparable state laws.
State laws protecting health and personal information are becoming increasingly stringent. For example, California has implemented the California Confidentiality of Medical Information Act that imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information, and California has also adopted the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect in January of 2020. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, requiring covered companies to provide new disclosures to consumers about such companies’ practices for collection and use of consumer data, and providing consumers new ways to opt-out of certain sales or transfers of personal information. In addition, the CCPA creates a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, as the law currently written, the CCPA may impact our business activities. More recently, a new privacy law, the California Privacy Rights Act (“CPRA”) was approved by California voters. The CPRA went into effect in January of 2023, modifying and strengthening the CCPA significantly, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply and additional potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which has the authority to promulgate new privacy regulations and enforce California privacy laws and regulations. Moreover, multiple states have enacted their own privacy laws similar to the CCPA, and other states are considering proposals for such laws. As more states implement their own privacy laws and regulations, and the interplay of federal and state laws becomes subject to varying interpretations by courts and government agencies, pharmaceutical companies and clinical research collaborators may become exposed to complex compliance issues and the potential for additional expenses or liability.
Environmental, Health and Safety Regulation
We are subject to numerous federal, state and local environmental, health and safety (“EHS”) laws and regulations relating to, among other matters, safe working conditions, product stewardship, environmental protection, and handling or disposition of

Index'
products, including those governing the generation, storage, handling, use, transportation, release, and disposal of hazardous or potentially hazardous materials, medical waste, and infectious materials that may be handled by our research laboratories. Some of these laws and regulations also require us to obtain licenses or permits to conduct our research and development operations. If we fail to comply with such laws or obtain and comply with the applicable permits, we could face substantial fines or possible revocation of our permits or limitations on our ability to conduct our operations. Certain of our development and manufacturing activities involve use of hazardous materials, and we believe we are in compliance with the applicable environmental laws, regulations, permits, and licenses. However, we cannot ensure that EHS liabilities will not develop in the future. EHS laws and regulations are complex, change frequently and have tended to become more stringent over time. We cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.
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
Government Regulation Outside the U.S.
In addition to regulations in the United States, we may be subject to a variety of regulations in foreign jurisdictions that govern, among other things, clinical trials and any commercial sales and distribution of our products, if approved, either directly or through our distribution partners. Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign jurisdictions prior to the commencement of clinical trials or marketing and sale of the product in those countries. The foreign regulatory approval process includes risks that are the same as or similar to the ones described above relating to the FDA submission, review and approval processes, and the time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Some foreign jurisdictions have a drug product approval process similar to that in the United States, which requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of clinical studies. In Europe, for example, a CTA must be submitted in accordance with the Clinical Trials Regulation and must involve an independent ethics committee, much like the FDA and a responsible IRB, respectively. Once the CTA is authorized, clinical trial development may proceed. To obtain regulatory approval of a therapeutic product candidate under European Union (“EU”) regulatory systems, we would be required to submit a marketing authorisation application, which is similar to the NDA, except that there are different pathways to obtain marketing authorization, such as the centralized and decentralized procedures. For countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, and recently the United Kingdom, the requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary from country to country. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others. Moreover, even though certain clinical trials may support product approval in the United States, some nations may not consider such clinical studies adequate to support marketing authorization or may require that additional studies be performed on their citizens. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. We face the risk that the resulting prices would be insufficient to generate an acceptable return to us

Index'
or any future partner of ours. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.
Regulation of Pharmaceutical Products in the European Union
As in the United States, pharmaceutical products can be marketed in the EU only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.
Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the EU had been implemented through national legislation of the member states. Under the previous system, an applicant obtained approval from the competent national authority of an EU member state in which the clinical trial was conducted. Furthermore, the applicant could only start a clinical trial after a competent ethics committee had issued a favorable opinion. In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (“Clinical Trials Regulation”) was adopted and became effective on January 31, 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States, repealing the previous Clinical Trials Directive 2001/20/EC. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation depends on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial that was initially authorized under the Clinical Trials Directive continues past January 31, 2025, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.
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
To obtain marketing approval of a drug in the EU, an applicant must submit a marketing authorization application (“MAA”) either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states, Iceland, Lichtenstein and Norway. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specific diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the European Medicines Agency (“EMA”) is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use (“CHMP”). Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding stop-clocks.
The decentralized procedure is available to applicants who wish to market a product in specific EU member states where such product has not received marketing approval in any EU member states before. The decentralized procedure provides for an applicant to apply to one-member state to assess the application (the reference member state) and specifically list other member states in which it wishes to obtain approval (concerned member states). Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and each concerned member state. The reference member state prepares a draft assessment report and drafts of the related materials within 210 days after receipt of a valid application which is then reviewed and approved commented on by the concerned member states. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.
In the EU, only products for which marketing authorizations have been granted may be promoted. A marketing authorization is valid for five years in principle and the marketing authorization may be renewed after the initial five-year period on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the

Index'
marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any marketing authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).
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
Regulation of Pharmaceutical Products in the United Kingdom
As of January 1, 2021, European Union law no longer directly applies in the United Kingdom. The United Kingdom has adopted existing European Union medicines regulation as standalone United Kingdom legislation with some amendments to reflect procedural and other requirements with respect to marketing authorizations and other regulatory provisions.
The Medicines and Healthcare products Regulatory Agency, or MHRA, is responsible for regulating the United Kingdom medicinal products market (Great Britain and Northern Ireland). An MHRA authorization must be obtained for each medicine to be marketed in the regions that comprise the United Kingdom. On January 1, 2021, all European Union marketing authorizations were converted to United Kingdom marketing authorizations subject to a manufacturer opt-out. The United Kingdom has introduced separate, specific processes for regulatory submissions and medicinal product marketing authorization, and MHRA guidance states that the United Kingdom will have the power to take into account marketing authorizations made under the European Union decentralized and mutual recognition procedures. On January 1, 2024, the MHRA launched the International Recognition Procedure, or IRP, which provides for an expedited authorization procedure for products that have received positive marketing authorization decisions from trusted partner agencies, such as the EMA or the FDA. There are two available routes for assessment and recognition under the IRP:
•Recognition Route A – 60 days from validation of submission
◦Application must be based on a Reference Regulatory, or RR, marketing authorization within the previous two years
◦Any significant differences from the quality dossier approved by the RR marketing authorization requires assessment under Recognition Route
◦Evidence of cGMP compliance for manufacturing sites should be provided with submission
◦None of the Recognition Route B criteria are met
•Recognition Route B – 110 days from validation of submission with one planned clock stop (up to 60 days) at day 70 to allow applicant to respond to issues identified during review
◦Application must be based on a RR marketing authorization within the previous 10 years
◦Criteria requiring Recognition Route B include, among other things:
▪The RR marketing authorization granted a conditional or exceptional circumstances marketing authorization
▪Additional manufacturing sites included in the application were not assessed by the RR marketing authorization or a manufacturing site is not cGMP certified
▪There are substantial changes to the manufacturing process compared to the process approved by the RR marketing authorization
▪Certain product types (e.g., advanced therapy medicinal products, orphan medicines, over-the-counter medicines)
▪A risk management plan was not assessed under the RR marketing authorization
▪The RR marketing authorization required one or more post-authorization safety studies for the product

Index'
▪A companion diagnostic is necessary for correct use of the product and the diagnostic test is not authorized in the EU or UK
United Kingdom medicines legislation is subject to future regulatory change under the Medicines and Medical Devices Act 2021. This act sets out a framework for the adoption of medicines regulation.
Different rules apply in Northern Ireland following implementation of the Northern Ireland Protocol, under which European Union central marketing applications continue to apply there. However, in March 2023, the United Kingdom government and the European Commission reached agreement on a regulatory framework to replace the Northern Ireland Protocol, referred to as the Windsor Framework. The Windsor Framework is effective as of January 1, 2025 and requires changes to the system that was previously in effect under the Northern Ireland Protocol, including the regulation of pharmaceutical products in the United Kingdom. Specifically, the MHRA will be responsible for approving all medicines intended to be marketed in the United Kingdom (including Northern Ireland), while the EMA will no longer be involved in approving medicines intended for sale in Northern Ireland.
The Trade and Cooperation Agreement, which sets forth a framework for partnership between the European Union and the United Kingdom, became effective as of January 1, 2021. The Trade and Cooperation Agreement between the European Union and the United Kingdom contains an Annex in relation to medicinal products with the objective of facilitating availability of medicines, promotion of public health and consumer protection in respect of medicinal products. The Annex provides for mutual recognition of cGMP inspections and certificates, meaning that manufacturing facilities do not need to undergo duplicate inspections for the two markets. The Annex establishes a Working Group on Medicinal Products to deal with matters under the Trade and Cooperation Agreement, facilitate co-operation and for the carrying out of technical discussions. It is expected that further bilateral discussions will continue with respect to regulatory areas not the subject of the Trade and Cooperation Agreement, including pharmacovigilance. The Trade and Cooperation Agreement also does not include reciprocal arrangements for the recognition of batch testing certification. However, the United Kingdom has listed approved countries, including the EEA which will enable United Kingdom importers and wholesales to recognize certain certification and regulatory standards. The European Commission has not adopted such recognition procedures.
It is expected that the establishment of a separate United Kingdom authorization system, albeit with transitional recognition procedures in the United Kingdom, will lead to additional regulatory costs. In addition, additional regulatory costs may be incurred with respect to the lack of mutual recognition of batch testing and related regulatory measures.

SUMMARY OF RISK FACTORS
Our business, financial condition, operating results and cash flows are subject to numerous risks and uncertainties that are summarized below. The summary of risk factors below should be read together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report.
•We have incurred substantial losses and negative cash flow from operations in the past and expect to continue to incur losses and negative cash flow for the foreseeable future. Additionally, we anticipate that we will need substantial additional financing to continue our operations; if we are unable to raise additional capital, we may be forced to delay, reduce or eliminate one or more of our product development programs, and our business will consequently be materially harmed.
•We are substantially dependent on our investigational product candidate, certepetide. If we are unable to advance certepetide or any of our other product candidates through clinical development, obtain regulatory approval and ultimately begin commercializing, or experience significant delays in doing so, our business will be materially harmed.
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

Index'
•Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which failure would prevent or delay acquisition of requisite capital to complete development and/or regulatory approval and commercialization.
•We presently rely on contract manufacturing organizations to produce our product candidates at development and commercial scale quantities and have not yet qualified an alternate manufacturing supply, which could negatively impact our ability to meet any future demand for the products.
•We currently rely heavily on contract research organizations to conduct our studies. Their inability to recruit or operationalize our study could negatively impact our ability to meet our milestone timelines.
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
•We may be subject to significant product liability claims and litigation, including potential exposure from the use of our product candidates in human subjects, and our insurance may ultimately be inadequate to cover claims that may arise.
•We may be unable to hire or retain key officers or employees needed to implement our business strategy.
•A variety of risks associated with operating our business internationally could materially adversely affect our business.
•We conduct significant operations through our Australian subsidiary. If we lose our ability to operate in Australia, or if the subsidiary loses eligibility for certain Australian tax credits, our business and results of operations will materially suffer.
•Our internal computer systems, or those used by our clinical investigators, clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of development programs for our product candidates.
•The development and commercialization of our product candidates are subject to extensive regulation and the failure to receive regulatory approvals would have a material and adverse effect on our business and prospects. Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that it will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
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
•Inadequate funding for the FDA, the SEC and other government agencies, and/or large staff turnovers at these agencies could hinder new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
•If we are unable to obtain or maintain our licenses, patents or other intellectual property we could lose important protections that are material to continuing our operations and our future prospects.

Index'
•Litigation and third-party claims relating to intellectual property are expensive, time-consuming and uncertain, and we may be unsuccessful in our efforts to protect against infringement by third parties or defend ourselves against claims of infringement.
•Our ability to utilize our net operating loss carryforwards and tax credit carryforwards may be subject to limitations.
•Our stock price has been, and will likely continue to be, highly volatile and accurately predicting positive or negative movement relative to our results and announcements historically has been inconsistent.
•We may fail to comply with the continued listing requirements of the Nasdaq Capital Market, such that our common stock may be delisted and our ability to access the capital markets could be negatively and materially impacted.
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
HUMAN CAPITAL RESOURCES
As of December 31, 2024, we had 26 full-time employees. Senior management and professional employees have had prior experience in pharmaceutical or biotechnology companies. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of equity-based compensation awards in order to emphasize increasing stockholder value and our success by motivating such individuals to perform to the best of their abilities and achieve our objectives.
We recognize that our industry is specialized and dynamic, and a significant aspect of our success is our continued ability to execute our human capital strategy of attracting, engaging, developing and retaining highly skilled talent. There is fierce competition both within our industry and in the geographic locations in which we operate for highly skilled talent, and we offer a robust set of benefits, career-enhancing learning experiences and initiatives aligned with our mission, vision, and values in order to attract qualified prospective employees and to retain and motivate our employees. We offer competitive compensation based on industry benchmarking provided by our independent compensation consultant to the Compensation Committee of the Board of Directors for our employees and strongly embrace a pay for performance philosophy in setting and adjusting compensation.
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

Index'
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
We have a limited operating history as Lisata Therapeutics, Inc, limited capital, and limited sources of revenue. Since our inception in 1980 through December 31, 2024, we have incurred aggregate net losses of approximately $548.1 million. Our net losses from continuing operations attributable to common stockholders for the years ended December 31, 2024 and December 31, 2023 were approximately $20.0 million and $20.8 million, respectively. As of December 31, 2024, our cash and cash equivalents and marketable securities were $31.2 million. Our current business has not generated revenues in the past and for the foreseeable future we do not expect it to generate revenue to be sufficient to cover costs attributable to that business or to our operations as a whole, including our development activities associated with our product candidates. Ultimately, we may never generate sufficient revenue from our business to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of product development and other operations.
We anticipate that we will need substantial additional financing to continue our operations; if we are unable to raise additional capital, we may be forced to delay, reduce or eliminate one or more of our product development programs, and our business will be materially harmed.
Our current operating plan will require significant levels of additional capital to fund the continued development of our product candidates and our clinical development activities. Based on our current expected capital needs, we believe that our projected capital will fund our current proposed operations into early 2026, encompassing anticipated data milestones from all of our ongoing and planned clinical trials.
Our clinical activities are expected to continue to increase in size, complexity and geographic reach as our programs are advanced and they will require significant investment over a period of several years before they yield results that could potentially be approved by health authorities and commercialized by us or a partner, if ever. Even if data from our current Phase 2 clinical trials for our product candidates were deemed positive, we most likely would be required to conduct additional clinical trials of the product candidates, including larger and more expensive pivotal Phase 3 trials, to pursue commercialization of the candidates. To do so, we will need to raise substantial additional capital, enter into collaboration agreements with third parties or undertake any combination thereof. If we are unsuccessful in our efforts to raise capital or find collaborative partners, we will likely need to otherwise delay or abandon the trials.
The amount and timing of our future capital requirements also will likely depend on many other factors, including:
•the scope, progress, results, costs, timing and outcomes of our research and development programs and product candidates;
•our ability to control timing of results availability as well as the timing and content of related public announcements based on existing contracts with collaborators, particularly if those contracts were inherited as part of a business transaction;
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

Index'
•the availability of, or our access to, state or federal government awards.
To both fund our clinical trials and support our future operations, it is highly probable that we would raise capital through a variety of different public and/or private financings vehicles. This could include, but not be limited to, utilization of our at-the-market offering agreement with H.C. Wainwright & Co., LLC, potential issuances of other debt or equity securities in public or private financings and/or sale or licensing of assets. If we raise capital through the sale of equity, or securities convertible into equity, it would likely result in dilution to our then-existing stockholders. Servicing the interest and principal repayment obligations under debt we incur, or whether any such debt is called, would divert funds that might otherwise be available to support research and development, clinical or commercialization activities. In addition, debt financing involves covenants that restrict our ability to operate our business. In certain cases, we also may seek funding through collaborative arrangements that would likely require us to relinquish certain rights to our technology or product candidates and diminish our share in the future revenues associated with the partnered product.
Ultimately, we may be unable to raise capital or enter into collaborative relationships on terms that are acceptable to us, if at all. Our inability to obtain the necessary capital or financing to fund our future operating needs would materially adversely affect our business, results of operations and financial condition.
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
•developing a sustainable, scalable and economically feasible manufacturing process for our product candidates;
•identifying and contracting with contract manufacturers that have the ability and capacity to manufacture our development products and make them reliably at an acceptable cost;
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
Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by regulatory agencies, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, non-clinical, or other types of studies in addition to those that we currently anticipate. If we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will depend, in part, upon the size of the markets in the territories for which we obtain regulatory approval, the accepted price for the product, the ability to receive reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment

Index'
guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are not able to generate sufficient revenue from the sale of any approved products, we may never become profitable.
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
Although we assess our banking relationships as we believe necessary and appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity

Index'
constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.
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
•Potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or
•Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.
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
Finally, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy. Any bankruptcy or insolvency, or the failure to make payments when due, of any counterparty of ours, or the loss of any significant relationships, could result in material losses to us and may have material adverse impacts on our business.
RISKS RELATED TO OUR PRODUCT DEVELOPMENT EFFORTS
We are substantially dependent on our investigational product candidate, certepetide. If we are unable to advance certepetide or any of our future product candidates through clinical development, obtain regulatory approval and ultimately commercialize certepetide or any of our other product candidates, or experience significant delays in doing so, our business will be materially harmed.
Our investigational product candidate certepetide is still in clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of certepetide and potentially one or more of our other product candidates. The success of our product candidates will depend on several factors, including the following:
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

Index'
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
There is no guarantee that the results obtained in our current clinical studies will be sufficient to obtain regulatory approval or marketing authorization for any of our product candidates. Negative results in the development of our investigational product candidate, certepetide, in any one indication may also impact our ability to obtain regulatory approval of certepetide in other indications, either at all or within anticipated timeframes because, even though the indications are different, the underlying technology platform, manufacturing process and development process are the same. Accordingly, a failure or major issue associated with any one indication may affect the ability to obtain regulatory approval to continue or conduct clinical programs and/or obtain regulatory approval for another indication. Furthermore, although we believe based on available preclinical and clinical results that a combination of certepetide with certain anti-cancer therapeutics is more effective than the use of those therapeutics alone, this may not prove true in clinical testing of certepetide for all or any of the types of cancer. Anti-tumor activity may prove different in each of the different tumor types and/or with each of the anti-cancer therapeutic combinations we plan on evaluating. Therefore, the tumor response to certepetide plus the corresponding anti-cancer therapeutic(s) combination may be less robust in patients with some cancers compared to others. This may result in discontinuation of development of certepetide for certain tumor types and/or certain anti-cancer therapeutic(s) combinations due to insufficient clinical benefit.
In addition, because we have limited financial and personnel resources and are placing significant focus on the development of our investigational product candidate, we may forego or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.
Our future success may be dependent on the timely and successful continued development and commercialization of our product candidates and if we encounter delays or difficulties in the development of these product candidates, our business prospects could be materially harmed.
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
Clinical testing is expensive, difficult and complex to design and execute, and can take many years to complete. Importantly, a failure of one or more clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of clinical trials that could delay or prevent our ability to complete our clinical trials, receive regulatory approval or commercialize our product candidates, including the following:
•suspensions, delays or changes in the design, initiation, enrollment, execution or completion of required clinical trials;
•adverse changes in our financial position or significant and unexpected increases in the cost of our development programs;
•changes or uncertainties in, or additions to, the regulatory approval process that require us to alter our current

Index'
development strategy;
•clinical trial results that are negative or inconclusive as to safety and/or efficacy, which would result in the need for additional clinical trials or the termination of the product's development;
•delays in our ability to manufacture our product candidates in quantities, in a form and/or at a cost that is suitable for any required clinical trials;
•intellectual property constraints that prevent us from making, using, or commercializing any of our product candidates;
•the supply or quality of our product candidates or other materials or equipment necessary to conduct clinical trials of these product candidates may be no longer available for purchase, insufficient or inadequate;
•inability to generate sufficient non-clinical, toxicology, or other in vivo or in vitro data to support the initiation and/or continuation of clinical trials;
•delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, CMOs and clinical trial sites;
•delays in obtaining required institutional review board approval at each clinical trial site;
•inability to submit or obtain clearance for an IND or CTA with the applicable regulators for our development candidates;
•imposition of a temporary or permanent clinical hold by the FDA or similar restrictions by other regulatory agencies for a number of reasons, including after review of an IND or protocol amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our manufacturing sites, clinical trial operations (including those of any CRO involved) or clinical trial sites; developments on trials conducted by competitors or approved products post-market for related technology that raise FDA concerns about risk to patients of the technology broadly; or if the FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;
•difficulty collaborating with patient groups, individual investigators and/or associated institutions;
•failure by our CROs, CMOs, other third parties, or us to adhere to clinical trial requirements and international regulatory standards;
•failure to perform in accordance with the FDA or international GCP requirements;
•failure to reach agreement with the FDA on a satisfactory development path of our development candidates;
•failure to resolve contradictory guidance issued by the FDA, EMA or other international regulatory bodies of relevance to our development program(s);
•delays in having patients qualify for or complete participation in a trial or return for post-treatment follow-up;
•patients dropping out of a clinical trial;
•occurrence of adverse events associated with the product candidate;
•changes in the standard of care on which a clinical development plan was based, which may require new or additional trials or abandoning existing trials;
•transfer of manufacturing processes from one manufacturer and/or manufacturing site to another, operated by either a CMO or us, and delays or failure by our CMOs or us to qualify the transferred process and/or site;
•delays in and/or the inability to complete manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; and
•the FDA may not accept clinical data from trials that are conducted in countries where the standard of care or the nature of the disease is potentially different from the United States or for other reasons.

Index'
Any inability to successfully complete non-clinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to, or we may elect to, conduct bridging studies to demonstrate the equivalence of our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market earlier than expected, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.
Even if we are able to successfully complete our clinical development programs for our product candidates and receive regulatory approval to market one or more of the products, if the commercial opportunities are smaller than we anticipate, our future revenues will be adversely affected, and our business may suffer.
If the size of the commercial opportunities in any of our target indications is smaller than we anticipate, or if the FDA grants our candidates approval to treat only specific subpopulations or otherwise approves the products for more narrow indications of use than we are seeking, we may not be able to achieve profitability and growth.
Even if we are able to successfully complete our clinical development program for our product candidates, and ultimately receive regulatory approval to market one or more of the products, we may, among other things:
•obtain approval for indications that are not as broad as the indications we sought;
•have the product removed from the market after obtaining marketing approval;
•encounter problems with respect to the manufacturing and/or distribution of commercial supplies;
•be subject to additional post-marketing testing requirements; and/or
•be subject to restrictions on how the product is distributed or used.
We may experience delays in enrolling patients in our clinical trials, which would delay or prevent the receipt of necessary regulatory approvals.
We may not be able to initiate or complete as planned any clinical trials if we are unable to identify and enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other regulatory authorities. Some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Enrollment challenges in clinical trials often result in increased development costs for a product candidate, significant delays and potentially the abandonment of the clinical trial and/or product candidate. We also may be unable to engage a sufficient number of clinical trial sites to conduct our trials. Moreover, our ability to conduct trials outside of the United States may be constrained by our inability to transport research materials to or from foreign destinations or find another source of supply.
Because our clinical trials for certepetide are focused on patients with specific solid tumors, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, we cannot be certain how many patients with the cancers that certepetide is designed to target will choose to enroll in our clinical trials and/or if that number will ultimately suffice for regulatory approval.
Patient enrollment in general is affected by many factors, including:
•patient, physician and/or treating institution financial considerations;
•size of the target patient population;
•severity of the disease or disorder under investigation;
•eligibility criteria for the clinical trial in question;
•competing clinical trials involving patients diagnosed with the disease or disorder under investigation;
•perceived risks and benefits of the product candidate under study;
•approval and availability of other therapies to treat the disease or disorder that is being investigated in the clinical trial;
•willingness or unwillingness to participate in a placebo controlled clinical trial;
•efforts to facilitate timely enrollment in clinical trials;

Index'
•patient referral practices of physicians;
•the ability to monitor patients adequately during and after treatment; and
•proximity and availability of clinical trial sites for prospective patients.
In addition, the U.S. Congress amended the FDCA in 2023 to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug or biologic to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Although none of our investigational product candidates has reached Phase 3 of clinical development, we or our partners must submit a diversity action plan to the FDA by the time a Phase 3 trial, or pivotal study, protocol is submitted to the agency for review, unless we or our partners are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect the planning and timing of any future Phase 3 trial for our product candidates. However, initiation of such trials may be delayed if the FDA objects to a proposed diversity action plans for any future Phase 3 trial of our product candidates, and we or our partners may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.
Our inability to enroll a sufficient number of patients in any of our planned clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.
We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the regulators may not permit us to proceed.
We submitted an IND for certepetide on April 14, 2021, and the IND was cleared by the FDA on May 14, 2021. Still, we may not be able to file INDs, or comparable foreign CTAs in other countries or jurisdictions, for our other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that acceptance of an initial IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that lead to the suspension or termination of clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory authorizations for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.
Results from a clinical trial, once completed, may be less clear than expected, which may hinder our efforts to obtain regulatory approval for our product candidates.
Clinical trials by their nature evaluate the safety and effectiveness of an investigational product in a relatively small sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the drug candidate. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including those listed below:
•regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
•we may be required to change the way such product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the product candidates;
•FDA may require a Risk Evaluation and Mitigation Strategy (“REMS”) to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
•we may be subject to regulatory investigations and government enforcement actions;
•we may decide to remove affected product candidates from the marketplace;
•we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and
•our reputation may suffer.

Index'
We believe that any of these events could prevent us from achieving or maintaining market acceptance of, affect our ability to successfully commercialize, and substantially increase the costs of commercializing, the affected products, if approved, and could significantly impact our ability to generate revenues.
We and our partners are conducting clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We have in the past conducted clinical trials in Australia and Japan, and we may in the future choose to conduct one or more clinical trials outside the United States, including in Canada, Australia, Europe and/or Asia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority, respectively, may be subject to certain conditions or may not be accepted at all. For example, in cases where data from foreign clinical trials are intended to support marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign clinical trial data alone unless (i) the data are agreed by FDA to be applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP requirements; and (iii) the data may be considered valid without the need for an on-site inspection or, if the FDA considers an inspection necessary, the agency is able to validate the data through an on-site inspection or other means. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we develop not receiving approval for commercialization in the applicable jurisdiction.
We may be unable to manage multiple late-stage clinical trials for a variety of product candidates simultaneously.
As our current clinical trials progress, we may need to manage multiple late-stage clinical trials simultaneously in order to continue developing all of our current product candidates. Typically, early-stage trials involve relatively small numbers of patients in relatively few clinical sites. Late-stage (e.g., Phase 3) trials may involve very large numbers of patients in a larger number of sites and may require facilities in several countries. Therefore, the project management required to supervise and control such an extensive program is substantially larger than for early-stage programs. As the need for these resources is not known until some months before the trials begin, it is necessary to recruit large numbers of experienced and talented individuals very quickly. If the labor market does not allow this team to be recruited quickly, the sponsor is faced with a decision to delay the program or to initiate it with inadequate management resources. This may result in recruitment of inappropriate patients, inadequate monitoring of clinical investigators and inappropriate handling of data or data analysis. Consequently, it is possible that conclusions of efficacy or safety may not be acceptable to permit submission of an NDA for any one of the above reasons or a combination of several. Additionally, any such failure may result in regulatory liability for the sponsor, negative publicity, and other adverse impacts on the business or its operations.
Any disruption to our access to the reagents, devices, materials or equipment we are using in the clinical development of our product candidates would adversely affect our ability to perform clinical trials and seek future regulatory submissions.
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
To conduct pivotal Phase 3 clinical trials, we are required to have certain validated and established manufacturing controls with respect to the identity, strength, quality and purity of our product candidates when administered to patients. If we determine that the results of any Phase 2 clinical trial we may conduct support Phase 3 development, we expect to initiate and complete one or more pivotal Phase 3 clinical trials for such programs and would need to address any outstanding chemistry, manufacturing and controls (“CMC”) requirements of the FDA or other relevant regulatory authority prior to initiating such trials. We may not be successful in our efforts to address any CMC issues raised by the FDA or other relevant regulatory authority. If we cannot initiate, or if we are delayed in initiating, a pivotal Phase 3 clinical program as a result of our failure to satisfy regulatory CMC concerns, the timing of completing, developing and making a regulatory submission for commercialization of our product candidates would be delayed, or we may be unable to seek regulatory approval to commercialize our products at all.

Index'
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
All of our product candidates are in clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have other unexpected, unacceptable characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many investigational products that initially showed promise in clinical or earlier stage testing have later been found to cause side effects or other safety issues that prevented further development. Even if we receive regulatory approval for a candidate with a known safety risk that is described in the product’s labeling, such an approved product may not achieve market acceptance by physicians, patients, third-party payors or others in the medical community, which would materially and adversely affect our business.
A breakthrough therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
We may seek “breakthrough therapy” designation for certepetide and some or all of our current or future product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including priority review and accelerated approval.
Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to candidate products considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidate no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy designation for certepetide and some or all of our future product candidates, there can be no assurance that we will receive or maintain breakthrough therapy designation.

Index'
A Fast Track designation by the FDA and other similar regulatory designations may not lead to a faster development, regulatory review or approval process.
If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We have been granted Fast Track designation for certepetide for the treatment of pancreatic cancer. We may seek Fast Track designation for other indications or for certain of our other current or future product candidates, but there is no assurance that the FDA will grant this status to any of our other proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program or at any time.
Accelerated or provisional approval by the FDA or other relevant regulatory authority, even if granted for certepetide or future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
We plan to seek approval of certepetide and may seek approval of other current or future product candidates using an accelerated or provisional approval pathway available in many regulatory jurisdictions. A product candidate may be eligible for accelerated or provisional approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. As a condition of provisional approval, the regulatory authority may require the sponsor to perform adequate and well-controlled post-marketing clinical trials for the corresponding product/indication. Regulatory authorities may require that such studies be fully enrolled before the NDA is approved. These confirmatory trials must be completed with due diligence.
Specifically, we may seek an early approval under the Australian Provisional Determination scheme. A product candidate may be eligible for a provisional determination in Australia if it is 1) intended to treat, prevent, or diagnose a life threatening or seriously debilitating condition, 2) for which there is preliminary clinical data demonstrating that the medicine is likely to provide a significant improvement in the efficacy or safety of treating the condition, 3) the preliminary clinical data suggests that the medicine is likely to provide a major therapeutic advance, and 4) sufficient evidence has been provided of a plan to submit comprehensive clinical data confirming the safety and efficacy of the medicine before the end of the 6 years provisional registration.
Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, allows a regulatory authority to withdraw approval of the drug. In addition, in the United States, a company whose drug product is authorized for commercialization through the accelerated approval pathway must submit all promotional materials for products approved under the accelerated or provisional approval pathway to the FDA in advance of dissemination for potential agency comment, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated or provisional approval for one or more of our product candidates, we may not experience a faster development or regulatory review or approval process, and receiving accelerated or provisional approval does not provide assurance of ultimate full regulatory approval.
Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization.
The clinical trials of our product candidates are, and the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous governmental authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. The risk/benefit profile required for product approval will vary depending on multiple factors and may include adequate duration of response, a delay in the progression of the disease, and/or an improvement in survival.
There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. There are precedents for companies in the biopharmaceutical

Index'
industry experiencing significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.
Data from earlier studies conducted by third-party research institutions should not be relied upon as evidence that later or larger-scale clinical trials will succeed. Some future trials may have different patient populations than current studies and will test our product candidates in different indications, among other differences. In addition, our proposed manufacturing processes for our product candidates include what we believe will be process improvements that are not part of the production processes that were previously used in the earlier conducted clinical trials being conducted by the research institutions. Accordingly, our results with our product candidates may not be consistent with the results of those clinical trials.
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
We do not presently have redundant suppliers for any of our product candidates. If the facilities where our product candidates are being manufactured and/or the associated equipment were significantly damaged or destroyed, or if there were other disruptions, delays or difficulties affecting manufacturing capacity, our planned and future clinical trials and commercial production for these product candidates would likely be significantly disrupted and delayed. It would be both time-consuming and expensive to replace this capacity with third parties, particularly since any new facility would need to comply with regulatory requirements.
Ultimately, if we are unable to supply our product candidates to meet commercial demand, were commercial approval to be obtained, whether because of processing constraints or other disruptions, delays or difficulties that we experience, our production costs could increase dramatically, and sales of the product and its long-term commercial prospects could be significantly damaged.
Also, as a result of the current geopolitical tensions and the conflict between Russia and Ukraine, the governments of the United States, the European Union, Japan and other jurisdictions have imposed sanctions on certain industry sectors and parties in Russia, as well as enhanced export controls on certain products and industries. These and any additional sanctions and export controls involving other countries, as well as any counter responses by the governments of Russia or other jurisdictions, could adversely affect, directly or indirectly, the global supply chain, with negative implications on the availability and prices of raw materials, energy prices, and our customers, as well as the global financial markets and financial services industry.
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

Index'
•the cost of the product, the reimbursement policies of government and third-party payors and our ability to obtain sufficient third-party coverage or reimbursement.
Even if we are successful in achieving sales of our product candidates, it is not clear to what extent, if any, the products will be profitable. In addition, changes in manufacturing processes or procedures generally require FDA or foreign regulatory authority review and approval prior to implementation. Thus, we may need to conduct additional non-clinical studies and clinical trials to support approval of any such changes. Furthermore, this review process could be costly and time-consuming and could delay or prevent the commercialization of product candidates.
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
We may enter into collaborations, strategic alliances, additional licensing arrangements, acquisitions, business combinations or other strategic transactions with third parties that we believe are essential to product commercialization or will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that could significantly dilute the shares of our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and/or acquisition candidates and the negotiation process can be time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. Furthermore, there can be no assurance that our exploration of potential acquisitions, business combinations or strategic alternatives will result in us entering or completing any transaction or that such transaction, if completed, will add to stockholder value.
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
•collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
•collaborators may own or co-own intellectual property and/or critical clinical data covering our products that results from our collaborating with them, and in such cases, we would not have the authority or exclusive right to utilize, publicly announce or commercialize such data or intellectual property.

Index'
As a result, if we enter into collaboration agreements and strategic partnerships or license our products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or licensing, we will achieve the economic return that justifies such a transaction. Any delays in entering into new collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.
If competitors develop and market products that are more effective, safer, or less expensive than our product candidates or offer other advantages, our commercial prospects will be limited.
Our development programs now face, and will continue to face, intense competition from pharmaceutical, biopharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies engaged in drug discovery and development activities or funding, both in the United States and abroad. Some of these competitors are pursuing the development of drugs and other therapies that target the same diseases and conditions that we are targeting with our product candidates.
As a general matter, we also face competition from many other companies that are researching and developing product candidates in similar indications. Many of these companies have financial and other resources substantially greater than ours. In addition, many of these competitors have significantly greater experience in testing pharmaceutical and other therapeutic products, obtaining FDA and other regulatory approvals, and marketing and selling approved products in highly regulated commercial health care markets. If we ultimately obtain regulatory approval for any of our product candidates, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no commercial-scale experience. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in resources being even more concentrated by our competitors. Competition may increase further as a result of advances made in the commercial applicability of our technologies and greater availability of capital for investment in these fields.
We conduct significant operations through our Australian wholly-owned subsidiary. If we lose our ability to operate in Australia, or if the subsidiary is unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations will suffer.
We develop certain of our programs in part through our wholly-owned Australian subsidiary, Lisata Therapeutics Australia Pty Ltd. Due to the geographical distance as well as our limited experience operating in Australia, we may not be able to efficiently or successfully monitor, develop or commercialize our products or programs in Australia, including conducting clinical trials. Furthermore, we have no assurance that the results of any clinical trials conducted for our product candidates in Australia will be accepted by the FDA or foreign regulatory authorities for development and commercialization approvals. In addition, current Australian tax regulations provide for a refundable tax incentive between 43.5% to 48.5% (depending upon the income tax rate) for qualified research and development activities. If we are ineligible or unable to receive the research and development tax credit, or past credits are determined ineligible upon audit, or if we lose our ability to operate Lisata Therapeutics Australia Pty Ltd. in Australia, or the Australian government significantly reduces or eliminates the tax credit, our business and results of operation would be adversely affected. In the event we determine it advisable to stop operating through this subsidiary, we may be required to migrate such operations from this subsidiary to us. Any such action may be difficult and cause us to incur additional expenses, as well as give rise to tax liabilities for us or erode our tax attributes (such as tax credits or net operating losses).
We may be subject to significant product liability claims and litigation, including potential exposure from the use of our product candidates in human subjects, and our insurance may be inadequate to cover claims that may arise.
Our business exposes us to potential product liability risks inherent in the testing, processing and marketing of our products. Such liability claims may be expensive to defend and result in large judgments against us. We face an inherent risk of product liability exposure related to the testing of our current and any future product candidates in human clinical trials and will face an even greater risk with respect to any commercial sales of our products should they be approved. All our product candidates are in the clinical phase of development and therefore, relevant safety data are limited.
We will need to increase our insurance coverage whenever we begin commercializing product candidates. At that time, we may not be able to obtain or maintain product liability insurance on acceptable terms with adequate coverage or at all, or if claims against us substantially exceed our coverage, then our financial position could be significantly impaired.
Whether or not we are ultimately successful in any product liability litigation that may arise, such litigation could consume substantial amounts of our financial and managerial resources, decrease demand for our products and injure our reputation.

Index'
We seek to maintain errors and omissions, directors and officers, workers compensation and other insurance at levels we believe to be appropriate to our business activities. If, however, we were subject to a claim in excess of this coverage or to a claim not covered by our insurance and the claim succeeded, we would be required to pay the claim from our own limited resources, which would have a material adverse effect on our financial condition, results of operations and business. Additionally, liability or alleged liability could harm our business by diverting the attention and resources of our management and damaging our reputation.
We may be unable to retain key officers or employees or hire new key officers or employees needed to implement our business strategy and develop our products and businesses.
We are substantially dependent on the skills and efforts of current senior management for their management and operation skills, as well as for the implementation of our business strategy. In addition, our future success depends upon our ability to attract and retain additional qualified personnel (including medical, scientific, technical, commercial, business and administrative personnel) necessary to support our anticipated growth, develop our business, perform our contractual obligations to third parties and maintain appropriate licensure and compliance to applicable laws and regulations. There can be no assurance that we will be successful in attracting or retaining personnel required by us to continue to grow our operations. The loss of a key employee, the failure of a key employee to perform in his or her current position or our inability to attract and/or retain skilled employees, as needed, could result in our inability to continue to grow our business or to implement our business strategy, or may have a material adverse effect on our business, financial condition and operating results.
Our internal computer systems, or those used by our clinical investigators, clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of development programs for our product candidates.
We rely on information technology systems to keep financial records, maintain laboratory and corporate records, communicate with staff and external parties and operate other critical functions. Any significant insufficiency, degradation or failure of these computer systems could cause us to lose our ability to operate effectively, accurately and/or efficiently. Despite the implementation of security measures, these internal computer systems and those used by our clinical investigators, clinical research organizations, and other contractors and consultants are vulnerable to damage from computer viruses, malware, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. The techniques that could be used by criminal elements or foreign governments to attack these computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. Furthermore, there is an increased risk of cybersecurity attacks by state actors. Russian, Chinese, Iranian, North Korean and other ransomware gangs have threatened or enacted increased hacking activity against critical infrastructure of many nations or organizations. Any such increase in such attacks on us and/or our third-party providers or other systems could adversely affect our network systems or other operations. While we have not experienced any such system failure, theft of information, accident or security breach to date, if such an event were to occur and cause interruptions in its operations, it could result in a material disruption of our clinical development activities and/or business operations. For example, the loss of clinical trial data from historical or future clinical trials could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data. To the extent that any disruption, theft of information, or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the clinical development, and the future development of our product candidates could be delayed.
The increasing use of social media platforms presents new risks and challenges.
Social media is increasingly being used to communicate information about clinical-stage product candidates and the diseases that our therapies are designed to treat. Social media practices in the pharmaceutical industry continue to evolve and regulations related to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients and others may use social media channels to comment on the effectiveness of a product candidate or to report an alleged adverse event. When such disclosures occur, we may fail to monitor and comply with applicable adverse event reporting obligations, or we may not be able to defend against political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions or incur other harm to our business.
RISKS RELATED TO MANUFACTURING OUR DEVELOPMENT PRODUCT CANDIDATES
Contract development and manufacturing organizations have a finite manufacturing capacity, which could inhibit the long-term growth prospects of our business.

Index'
We currently have manufacturing contracts to produce materials for our clinical trials. It is possible that future demand for our products could exceed existing manufacturing capacity. We expect that, as our own development programs progress and demand for therapeutics in the industry expands, it may become necessary or desirable for us to expand our manufacturing vendors for services and products in the future, which may require us to invest significant amounts of capital and to obtain regulatory approvals. If manufacturers are unable to meet our rising demand for products and services on a timely basis or unable to maintain cGMP compliance standards, then it is likely that the progress of our own programs will be impaired which could materially and adversely affect the overall success of our development programs.
Components of therapeutic products approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMPs. In addition, manufacturers of therapeutic products may be required to modify their manufacturing processes from time to time in response to regulatory requests.
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
We will rely on third parties to manufacture our clinical product supplies, and we may rely on third parties to produce and process our products, if approved.
We have no internal capacity to manufacture our development product candidates and have no assurance that we will continue to have access to manufacturers in our industry that can effectively make our development products or make them at an affordable, salable or otherwise commercially reasonable price or quantity.
We do not currently own any facility that may be used as a clinical scale manufacturing facility and expect to rely on outside vendors to manufacture supplies of our product candidates. We will need to negotiate and maintain contractual arrangements with these outside vendors for the supply of our product candidates, and we may not be able to do so on favorable terms. We have not yet caused any product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates.
The facilities used by our contract manufacturers to manufacture our products or future products must be approved by the FDA or other foreign regulatory authorities following inspections that will be conducted after we submit an application to the FDA or other foreign regulatory authorities. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMPs and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of our product candidates. Beyond periodic audits and contractual arrangements, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or products or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Similarly, if any third-party manufacturers on which we will rely fail to manufacture quantities of our product candidates or products at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition and prospects could be materially and adversely affected.
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

Index'
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
We and our partners plan to seek regulatory approval of one or more of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including but not limited to:
•differing regulatory requirements in foreign countries;
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
•the potential and perceived advantages and risks of our product candidates over alternative treatments;
•our ability to demonstrate the advantages of our product candidates over other cancer medicines;
•the prevalence and severity of any side effects;
•product labeling or product insert requirements of the FDA or other regulatory authorities;
•the timing of market introduction of our product candidates as well as competitive products;
•the cost of treatment in relation to alternative treatments;
•the availability of adequate coverage, reimbursement and pricing by third-party payors and governmental authorities;

Index'
•the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors and governmental authorities;
•the relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•the effectiveness of our sales and marketing efforts.
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
If our drug candidates are approved for the indications for which we are currently planning clinical trials, they will likely compete with existing drugs and other drugs that are currently in development. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market.
RISKS RELATED TO GOVERNMENT REGULATION
The development and commercialization of our product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the United States and abroad, respectively, and the failure to receive regulatory approvals for our product candidates would likely have a material and adverse effect on our business and prospects.
Governmental authorities in the United States, at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising and promotion, distribution, marketing, import and export of pharmaceutical products, such as certepetide. The process of obtaining required regulatory approvals and the subsequent compliance with appropriate statutes and regulations requires the expenditure of substantial time and money, and there is no guarantee that we will successfully complete the steps needed to obtain regulatory approval of certepetide or any future product candidates. There also are extensive and ongoing post-marketing compliance obligations to which we would be subject following FDA approval of any of our product candidates. In addition, these federal regulations may change, and our product candidates may be subject to new laws or regulations.

Index'
To date, we have neither applied for nor received regulatory approval to market any of our product candidates in any jurisdiction. If we seek approval of any of our product candidates, we will be required to submit to FDA and relevant other regulatory authorities, extensive non-clinical and clinical data supporting the safety and efficacy of such product candidates, as well as information about the manufacturing process and to undergo inspection of manufacturing facilities, among other things. The process of obtaining FDA and other regulatory approvals is expensive, typically takes many years and is subject to numerous risks and uncertainties. Changes in regulatory approval policies during the clinical research and development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application or may make it easier for our competitors to gain regulatory approval to enter the marketplace. Ultimately, the FDA and other regulatory agencies have substantial discretion in the approval/licensure process and may refuse to accept any application or may decide that our product candidate data are insufficient for approval without the submission of additional non-clinical, clinical or other time-consuming studies. In addition, varying agency interpretations of the data obtained from non-clinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.
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
Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems.
Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve a product candidate, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with applicable cGMP, GLP and GCP requirements. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
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

Index'
•fines, warning letters or holds on clinical trials or product distribution and sale;
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
If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA or other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The DOJ and FDA have also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
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
cGMP regulations govern the manufacture, processing, packaging and holding of biopharmaceutical products. Any third-party manufacturers that prepare our products must comply with cGMP requirements including quality control, quality assurance and the maintenance of relevant records and documentation. They may be unable to comply with these cGMP requirements and with other national regulators and state and local regulatory requirements. These requirements may change over time and we or third-party manufacturers may be unable to comply with the revised requirements.
We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.
We are subject to laws and regulations covering data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the United States, we may be subject to state security breach notification laws, state health information privacy laws and federal and state consumer protections laws which impose requirements for the collection, use, disclosure, and transmission of personal information. If we fail to comply with applicable laws and regulations, we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. In addition, as various states, such as California,

Index'
Virginia, Colorado, Connecticut, and Utah implement their own privacy laws and regulations, the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, which may create complex compliance issues for us and potentially expose us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify.
Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. In May 2016, the European Union formally adopted the General Data Protection Regulation (“GDPR”), which applies to all EU member states from May 25, 2018, and replaced the EU Data Protection Directive. The regulation introduced stringent new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. It has increased our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules. The GDPR is a complex law and the regulatory guidance is still evolving, including with respect to how the GDPR should be applied in the context of clinical studies. Furthermore, many of the countries within the European Union are still in the process of drafting supplementary data protection legislation in key fields where the GDPR allows for national variation, including the fields of clinical study and other health-related information. These variations in the law may raise our costs of compliance and result in greater legal risks.
Our employees, independent contractors, consultants, commercial partners, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk of fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: a) comply with the regulations of the FDA and foreign regulatory authorities, provide true, complete and accurate information to the FDA and foreign regulatory authorities, b) comply with manufacturing standards we have established, c) comply with health care fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or d) report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products, our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing, and education programs. In particular, the promotion, sales and marketing of health care items and services, as well as certain business arrangements in the health care industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The laws that may affect our ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal health care program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government health care programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal False Claims Act. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;
•federal civil and criminal false claims laws and civil monetary penalty laws, including the Federal False Claims Act (the “FCA”), which impose criminal and civil penalties, including through civil “qui tam” or “whistleblower” actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations

Index'
of the FCA and to share in any monetary recovery. When an entity is determined to have violated the Federal False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal health care programs;
•HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, health care benefits, items or services relating to health care matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered health care providers, health plans, and health care clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•the federal Physician Payment Sunshine Act, created under the ACA and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors and certain non-physician advanced practice practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving health care items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to health care providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to health care professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
Efforts to ensure that our business arrangements with third parties will comply with applicable health care laws and regulations will involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices, or those of our partners or critical contractors, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant criminal, civil and administrative sanctions including monetary penalties, damages, fines, disgorgement, individual imprisonment, and exclusion from participation in government funded health care programs, such as Medicare and Medicaid, additional reporting requirements and oversight if it becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these

Index'
laws, contractual damages, reputational harm, diminished profits and future earnings, and it may be required to curtail or restructure our operations, any of which could adversely affect our ability to operate our business and our results of operations.
Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a health care company may run afoul of one or more of the requirements.
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
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that it will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also independently approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional non-clinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
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

Index'
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
We may receive a portion of our revenues from services rendered to patients enrolled in federal health care programs, such as Medicare, and we may also directly or indirectly receive revenues from federal health care programs. Federal health care programs are subject to changes in coverage and reimbursement rules and procedures, including retroactive rate adjustments. These contingencies could materially decrease the range of services covered by such programs or the reimbursement rates paid directly or indirectly for our products and services. To the extent that any health care reform favors the reimbursement of other therapies over our therapeutic products under development, such reform could affect our ability to sell any products for which we are able to obtain regulatory approval, which may have a material adverse effect on our revenues.
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
Furthermore, overall funding for Medicare and Medicaid remains unpredictable and at the discretion of the U.S. government. Also, there remain a large number of people who do not have any form of health care coverage and who are not eligible for or enrolled in Medicare, Medicaid or other governmental programs. The extent to which any future health care reform may be successful in reducing the number of such uninsured is unclear, and the reduced funding of governmental programs and increase in uninsured populations could have a negative impact on the demand for our products and services that may be reimbursed by government and private payors.
There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the U.S. Department of Health and Human Services (“HHS”). CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.
Net prices for drugs may be reduced by mandatory discounts or rebates required by government health care programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates third-party payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Index'
Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we are eventually able to commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. In order to obtain reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard-of-care drugs, including lower-priced generic versions of standard-of-care drugs. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on health care costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.
Additionally, we and/or our collaborators may develop companion diagnostic tests for use with our product candidates. We, or our collaborators, may be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved. Even if we obtain regulatory approval or clearance for such companion diagnostics, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our product candidates. Medicare reimbursement methodologies, whether under Part A, Part B, or clinical laboratory fee schedule may be amended from time to time, and we cannot predict what effect any change to these methodologies would have on any product candidate or companion diagnostic for which we or our collaborators receive approval. Our inability to promptly obtain coverage and adequate reimbursement from both third-party payors for the companion diagnostic tests that we develop and for which we or our collaborators obtain regulatory approval could have a material and adverse effect on our business, financial condition, results of operations and prospects.
Legislation and legislative and regulatory proposals intended to contain health care costs may adversely affect our business.
The containment of health care costs has become a priority of federal and state governments and the prices of drug products have been a focus of this effort. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. We expect that federal, state and local governments in the United States will continue to consider legislation directed at lowering the total cost of health care and prescription drugs. Individual U.S. states have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate PBMs and other members of the health care and pharmaceutical supply chain, an important decision that has led to more aggressive efforts by states in this area. During the current congressional session, numerous PBM reforms are being considered in both the Senate and the House of Representatives; they include diverse legislative proposals such as eliminating rebates; divorcing service fees from the price of a drug, discount, or rebate; prohibiting spread pricing; limiting administrative fees; requiring PBMs to report formulary placement rationale; promoting transparency. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including medical product developers like us.
On August 16, 2022, President Biden signed into the law the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the U.S. For example, under the IRA, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition, and starting for payment year 2028, CMS will begin negotiating drug prices for a select number of Part B drugs. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with drug and biologic product manufacturers for negotiated prices of 10 products, which will become applicable for payment year 2026. Ultimately, the IRA’s impact on the biopharmaceutical industry in the United States remains uncertain, in part because of multiple ongoing lawsuits against CMS brought by large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce).
It is uncertain whether and how future legislation or regulatory changes could affect prospects for our product candidates or what actions third-party payors may take in response to any such health care reform proposals or legislation. Adoption of price

Index'
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
In some countries, particularly the member states of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure from governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries where we may seek to market our product candidates in the future, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidate to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Most recently, the U.S. government nearly shutdown at the end of December 2024 due to disagreements in Congress over a continuing resolution package to fund federal government operations. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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

Index'
•potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign laws, such as the U.K. Anti-Bribery Act;
•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•the continued threat of terrorism and the impact of military and other action, including military actions involving Russia and Ukraine, and others;
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
Our commercial success will depend, in part, on obtaining and maintaining patent protection for new technologies, product candidates, products and processes and successfully defending such patents against third-party challenges. To that end, we have filed patent applications and maintain issued patents intended to cover certain methods, uses and compositions relating to our products and product candidates. These patent applications may never result in the issuance of patents.
The patent positions in the pharmaceutical industry can be highly uncertain and involve complex legal, scientific and factual questions and recent court decisions have introduced significant uncertainty regarding the strength of patents in the industry. Moreover, the legal systems of some foreign countries do not favor the aggressive enforcement of patents and may not protect our intellectual property rights to the same extent as the laws of the United States. Any of the issued patents we own or license may be challenged by third parties and held to be invalid, unenforceable or with a narrower or different scope of coverage than what we currently believe, effectively reducing or eliminating protection we believed we had against competitors with similar products or technologies. If we ultimately engage in and lose any such patent disputes, we could be subject to competition and/or significant liabilities, we could be required to enter into third-party licenses or we could be required to cease using the disputed technology or product. In addition, even if such licenses are available, the terms of any license requested by a third party could be unacceptable or unaffordable to us.
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

Index'
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
On December 1, 2015, Cend entered into an Exclusive License Agreement (the “SBP License Agreement”) with the Sanford Burnham Prebys Medical Discovery Institute (“SBP”), a California not-for-profit, public benefit corporation based in San Diego, California. Pursuant to the SBP License Agreement, which we assumed in connection with the Merger, SBP licensed to Cend the exclusive right to use certain patents to further Cend’s research and development efforts relating to certepetide. Because we do not have the right to control the preparation, filing and prosecution of all of the patent applications, or to maintain the patents, covering certepetide, we cannot be certain that these patents and applications will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If our licensors fail to maintain such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any products that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties will also apply to patent rights it may own in the future.
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

Index'
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
Further, in the event we breach the terms of the SBP License Agreement, we could lose the ability to continue the development and potential commercialization of certepetide, and our operations and profitability will be significantly negatively impacted.
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

Index'
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
We may discover that we need to obtain additional rights to the foundational IP associated with the product candidates we plan to develop, manufacture and market. If this occurs, we intend to license or purchase the rights to those candidates, which may or may not prove successful at all, or on acceptable terms. If our programs require the use of proprietary rights held by third parties, such as academic institutions, the growth of our business will critically depend on our ability to acquire, in-license or use these proprietary rights, which may not prove possible on acceptable terms. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. If we are unable to license or acquire third-party intellectual property rights on terms that would allow us to execute our business plan, your investment may be lost.
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

Index'
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
Presently we have four pending patent applications in the United States and fourteen pending patent applications outside the United States. Because additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights.
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

Index'
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

Index'
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

Index'
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
•collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
•collaborators may own or co-own critical clinical data or intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the authority or exclusive right to utilize or publicly announce, or commercialize such data or intellectual property, respectively.
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

Index'
Our manufacturing process needs to comply with regulatory authority regulations relating to the quality and reliability of such processes. Any failure to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any regulatory approvals.
In order to commercially produce our products either at our own facility or at a third party’s facility, we will need to comply or assure compliance with the FDA’s and other regulatory authority's cGMP regulations and guidelines. We and/or our agents may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We and/or our agents are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our product candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of our product candidates for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and business.
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
As of December 31, 2024, we had 26 full-time employees. We intend to hire new employees to conduct our research and development/administrative/business activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, managing, maintaining and motivating additional employees;
•advanced and/or expanded applications of our drug discovery and development platform;
•managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and
•maintaining and/or improving our operational, financial and management controls, reporting systems and procedures.
Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of our attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical trial execution and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided

Index'
by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.
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
•injury to our reputation;
•withdrawal of clinical trial participants, clinical investigators and related institutions;
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
•a decline in share price; and
•increased insurance costs or the inability to secure sufficient relevant insurance coverage.
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

Index'
cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.
Although we maintain workers’ compensation insurance to cover costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with storage or disposal of biological, hazardous or radioactive materials.
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

Index'
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
RISKS RELATED TO OUR COMMON STOCK
Our stock price has been, and will likely continue to be, highly volatile.
The market price of our common stock has been, and in the future may continue to be, highly volatile. For example, from January 1, 2024 through February 27, 2025 our common stock traded as low as $2.19 per share and as high as $4.20 per share.
The market price for our common stock is highly dependent on, among other things, stock market conditions in general, the type and distribution of investors that make up our shareholder base, our clinical development efforts and the growth of our business in general, the amount of our available cash and investments and our level of cash utilization as well as the public understanding and perception of public announcements we make. Future events could increase the volatility seen in our common stock and ultimately cause a significant decline in the price of our common stock and ultimately impact our ability to raise additional capital in the future. These events could include the following, among others:
•positive announcements by competitors;
•low levels of trading volume for our shares;
•capital-raising or other transactions that are, or may in the future be, dilutive to existing stockholders or that involve the issuance of debt securities;
•delays in our clinical trials, significant issues associated with any aspect of our development efforts (e.g., failed manufacturing or negative clinical trial results) or adverse regulatory decisions relating to our product candidates;
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
In addition, broader external events, such as news concerning economic or market conditions in the general economy or within our industry, the activities of our competitors, changes (or the threat of changes) in U.S. or foreign government regulations impacting the life sciences industry or the movement of capital into or out of our industry, are likely to affect the price of our common stock. Geopolitical events, including the continued threat of terrorism and the impact of military and other action, including but not limited to military actions involving Russia and Ukraine as well as Israel and Gaza, could impact our stock price as well. There can be no assurance that the market price of our common stock will not continue to fluctuate or decline significantly in the future.
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

Index'
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
As of December 31, 2024, there were 8,408,844 shares of our common stock outstanding. In addition, there were outstanding stock options, restricted stock units and warrants representing the potential issuance of an additional 3,184,000 shares of our common stock. The issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect the price of our common stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares could cause the supply of our common stock available for purchase in the market to exceed the purchase demand for our common stock. Such supply in excess of demand could cause the market price of our common stock to decline.
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
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make the removal of management difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

Index'
ITEM 1C. CYBERSECURITY.
Cybersecurity
We recognize the critical importance of maintaining the trust and confidence of partners, shareholders, government agencies and employees toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our board of directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. Our cybersecurity policies, standards, processes and practices are based on recognized frameworks established by the National Institute of Standards and Technology (“NIST”) and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
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

Index'
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

Index'

ITEM 3. LEGAL PROCEEDINGS.
From time to time, we are subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of pending claims cannot be predicted with certainty, we do not believe that the outcome of any pending claims will have a material adverse effect on our financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

Index'
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Our Common Equity
Our common stock trades on The Nasdaq Capital Market under the symbol “LSTA.”
Holders
As of February 27, 2025, there were approximately 291 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2024 regarding shares of our common stock that may be issued under our existing equity compensation plans, including our 2018 Equity Incentive Compensation Plan (the “2018 Plan”), our 2015 Equity Compensation Plan (the “2015 Plan”), our 2009 Stock Option and Incentive Plan (the “2009 Plan”), and our amended 2017 Employee Stock Purchase Plan (the “Amended 2017 ESPP”).

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options (1)	Weighted Average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders (2)	1,440,535	$8.82	787,635	(3)
Equity compensation plans not approved by security holders	0	—	0
Total	1,440,535	$8.82	787,635	(3)
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

Index'
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

Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
Revenue	$1,000	$—	$1,000

Operating Expenses:
Research and development	11,334	12,734	(1,400)
General and administrative	12,075	12,974	(899)
Total operating expenses	23,409	25,708	(2,299)
Loss from operations	(22,409)	(25,708)	3,299
Total other income	1,626	2,538	(912)
Benefit from income taxes	(798)	(2,330)	(1,532)
Net loss	$(19,985)	$(20,840)	$855
Overall, net losses were $20.0 million and $20.8 million for the years ended December 31, 2024 and 2023, respectively.

Index'
Revenue
For the year ended December 31, 2024, revenue totaled $1.0 million in connection with an upfront license fee related to the Exclusive License and Collaboration Agreement with Kuva Labs, Inc. We did not have any revenue for the year ended December 31, 2023.
Operating Expenses
For the year ended December 31, 2024, operating expenses totaled $23.4 million compared to $25.7 million for the year ended December 31, 2023, representing a decrease of $2.3 million or 8.9%.
Operating expenses comprise the following:
•Research and development expenses were approximately $11.3 million for the year ended December 31, 2024, compared to $12.7 million for the year ended December 31, 2023, representing a decrease of approximately $1.4 million, or 11.0%. This was primarily due to a reduction in expenses associated with the Phase 2b ASCEND trial which completed enrollment in the prior year, lower spend on chemistry, manufacturing and controls (“CMC”) and lower equity expense.
•General and administrative expenses were approximately $12.1 million for the year ended December 31, 2024, compared to $13.0 for the year ended December 31, 2023, representing a decrease of approximately $0.9 million or 6.9%. This was primarily due to one-off related severance costs in the prior year associated with the elimination of the Chief Business Officer position on May 1, 2023, a reduction in equity expense, a decrease in directors and officers insurance premiums, and a reduction in spend on legal fees partially offset by one-off settlement related costs and an increase in consulting expenses.
Historically, to minimize our use of cash, we have used a variety of equity instruments as compensation to employees, consultants, directors and other service providers. The use of these equity instruments has resulted in non-cash charges to the results of operations, which has been significant in the past.
Other Income
Total other income was $1.6 million for the year ended December 31, 2024, compared to $2.5 million for the year ended December 31, 2023, representing a decrease of approximately $0.9 million or 35.9%. This was primarily due to a reduction in investment income from cash, cash equivalents and marketable securities in the current year as a result of lower investment balances, partially offset by higher investment returns.
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

Analysis of Liquidity and Capital Resources
At December 31, 2024, we had cash, cash equivalents, and marketable securities of approximately $31.2 million, working capital of approximately $29.0 million, and stockholders’ equity of approximately $29.6 million.
During the year ended December 31, 2024, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash provided by or (used in) operating, investing and financing activities were as follows (in thousands):

Index'

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(19,356)	$(20,032)
Net cash provided by investing activities	13,233	10,102
Net cash (used in) provided by financing activities	(206)	385

Operating Activities
Our cash used in operating activities during the year ended December 31, 2024 totaled approximately $19.4 million, comprising (i) our net loss of $20.0 million, as adjusted for non-cash income and expenses totaling $1.5 million (which includes adjustments for equity-based compensation, depreciation and amortization, loss from equity method investment and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities of approximately $0.9 million.
Our cash used in operating activities during the year ended December 31, 2023 totaled approximately $20.0 million, comprising (i) our net loss of $20.8 million, as adjusted for non-cash income and expenses totaling $1.3 million (which includes adjustments for equity-based compensation, depreciation and amortization, a loss on disposal of fixed assets, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities of approximately $0.5 million.
Investing Activities
Our cash provided by investing activities during the year ended December 31, 2024 totaled approximately $13.2 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities) partially offset by an investment of $0.1 million in Impilo.
Our cash provided by investing activities during the year ended December 31, 2023 totaled approximately $10.1 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities).
Financing Activities
Our cash used in financing activities during the year ended December 31, 2024 totaled $0.2 million, consisting primarily of tax withholding-related payments on net share settlement equity awards to employees.
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
On June 4, 2021, we entered into the ATM Agreement with H.C. Wainwright & Co., LLC as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million. As of the date of this filing and so long as our public float remains below $75.0 million, we are subject to limitations pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount we can offer to up to one-third of our public float during any trailing 12-month period. Subsequent to the

Index'
filing of a prospectus supplement to our Registration Statement on Form S-3 (File No. 333-279034) relating to the at the market offering on August 21, 2024, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $29.6 million. Pursuant to the Baby Shelf Limitation, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of such prospectus supplement filing, the aggregate amount of securities that we are permitted to offer and sell as of the date of this Annual Report on Form 10-K, is $9,855,890, which amount is equal to one-third of the aggregate market value of our common stock held by non-affiliates as of August 20, 2024. If our public float exceeds $75.0 million on a future measurement date, the Company will no longer be subject to the Baby Shelf Limitation. During the twelve months ended December 31, 2024, the Company issued 3,779 shares of common stock under the ATM Agreement for net proceeds of $10,074. Since inception through December 31, 2024, the Company has issued 68,173 shares of common stock under the ATM Agreement for net proceeds of $280,848.
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

Index'
Lisata Therapeutics, Inc. and Subsidiaries

Index'
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Lisata Therapeutics, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Lisata Therapeutics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
New York, New York
February 27, 2025

Index'
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$16,209	$22,593
Marketable securities	15,036	27,942
Accounts receivable	900	—
Prepaid and other current assets	2,433	3,389
Total current assets	34,578	53,924
Property and equipment, net	72	175
Acquired license-intangible, net	192	263
Other assets	160	332
Total assets	$35,002	$54,694
LIABILITIES, NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$1,284	$2,421
Accrued liabilities	4,329	4,169
Total current liabilities	5,613	6,590
Other long-term liabilities	72	210
Total liabilities	5,685	6,800
Commitments and Contingencies (Note 14)
Stockholders' Equity
Common stock, $0.001 par value, authorized 500,000,000 shares; issued 8,409,582 and 8,150,635 shares, at December 31, 2024 and December 31, 2023, respectively; and outstanding, 8,408,844 and 8,149,897 shares, at December 31, 2024 and December 31, 2023, respectively	8	8
Additional paid-in capital	578,418	576,971
Treasury stock, at cost; 738 shares at December 31, 2024 and December 31, 2023 respectively	(708)	(708)
Accumulated deficit	(548,066)	(528,081)
Accumulated other comprehensive loss	(81)	(42)
Total Lisata Therapeutics, Inc. stockholders' equity	29,571	48,148
Non-controlling interests	(254)	(254)
Total equity	29,317	47,894
Total liabilities, non-controlling interests and stockholders' equity	$35,002	$54,694

See accompanying notes to consolidated financial statements.

Index'
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023

Revenue	$1,000	$—

Operating Expenses:
Research and development	11,334	12,734
General and administrative	12,075	12,974
Operating expenses	23,409	25,708

Operating loss	(22,409)	(25,708)

Other income (expense):
Investment income, net	1,883	2,724
Other expense, net	(257)	(186)
Total other income	1,626	2,538

Net loss before benefit from income taxes and noncontrolling interests	(20,783)	(23,170)
Benefit from income taxes	(798)	(2,330)
Net loss	$(19,985)	$(20,840)
Less - net income (loss) attributable to noncontrolling interests	—	—
Net loss attributable to Lisata Therapeutics, Inc. common stockholders	$(19,985)	$(20,840)

Basic and diluted loss per share:
Lisata Therapeutics, Inc. common stockholders	$(2.40)	$(2.58)

Weighted average common shares outstanding:
Basic and diluted shares	8,329	8,073

See accompanying notes to consolidated financial statements.

Index'
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(19,985)	$(20,840)

Other comprehensive income (loss):
Available for sale securities - net unrealized gain	1	12
Cumulative translation adjustment arising during the period	(40)	(25)
Total other comprehensive loss	(39)	(13)

Comprehensive loss	(20,024)	(20,853)

Comprehensive income (loss) attributable to noncontrolling interests	—	—

Comprehensive loss attributable to Lisata Therapeutics, Inc. common stockholders	$(20,024)	$(20,853)

See accompanying notes to consolidated financial statements.

Index'
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2022	7,867	$8	$574,548	$(29)	$(507,241)	$(708)	$66,578	$(254)	$66,324
Net loss	—	—	—	—	(20,840)	—	(20,840)	—	(20,840)
Share-based compensation	114	—	1,947	—	—	—	1,947	—	1,947
Net proceeds from issuance of common stock	87	—	321	—	—	—	321	—	321
Proceeds from option exercises	83	—	155	—	—	—	155	—	155
Unrealized gain on marketable securities	—	—	—	12	—	—	12	—	12
Foreign currency translation adjustment	—	—	—	(25)	—	—	(25)	—	(25)
Balance at December 31, 2023	8,151	$8	$576,971	$(42)	$(528,081)	$(708)	$48,148	$(254)	$47,894
Net loss	—	—	—	—	(19,985)	—	(19,985)	—	(19,985)
Share-based compensation	218	—	1,379	—	—	—	1,379	—	1,379
Net proceeds from issuance of common stock	28	—	68	—	—	—	68	—	68
Proceeds from option exercises	13	—	—	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	1	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	(40)	—	—	(40)	—	(40)
Balance at December 31, 2024	8,410	$8	$578,418	$(81)	$(548,066)	$(708)	$29,571	$(254)	$29,317

See accompanying notes to consolidated financial statements.

Index'
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(19,985)	$(20,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,653	2,038
Depreciation and amortization	174	189
Loss from equity method investment	130	—
Loss on disposal of fixed assets	—	3
Amortization/accretion on marketable securities	(455)	(960)
Changes in operating assets and liabilities:
Accounts receivable	(900)	—
Prepaid and other current assets	852	(824)
Other assets	170	274
Accounts payable, accrued liabilities and other liabilities	(995)	88
Net cash used in operating activities	(19,356)	(20,032)
Cash flows from investing activities:
Purchase of marketable securities	(55,688)	(98,479)
Sales of marketable securities	69,051	108,581
Investment in Impilo Therapeutics	(130)	—
Net cash provided by investing activities	13,233	10,102
Cash flows from financing activities:
Proceeds from exercise of options	—	155
Tax withholding payments on net share settlement equity awards	(274)	(91)
Net proceeds from issuance of common stock	68	321
Net cash (used in) provided by financing activities	(206)	385
Effect of exchange rate changes on cash	(55)	(16)
Net decrease in cash and cash equivalents	(6,384)	(9,561)
Cash and cash equivalents at beginning of year	22,593	32,154
Cash and cash equivalents at end of year	$16,209	$22,593

See accompanying notes to consolidated financial statements.

Index'
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business
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
Segment Information
The Company operates as one operating segment, the research and development of its investigational drug product. The Company's Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who manages the business on a consolidated basis.

Note 2 – Summary of Significant Accounting Policies
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
Recently issued accounting pronouncements not yet adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid

Index'
disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
Recently adopted accounting pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. These amendments were effective for the Company in 2024 and retrospectively to all prior periods using the significant segment expense categories identified. The impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations, as the requirements impact only segment reporting disclosures in the footnotes to the Company’s consolidated financial statements. See Note 12 Segment Information in the accompanying notes to the consolidated financial statements for further detail.
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
Concentration of Risks
The Company is subject to credit risk from its portfolio of cash, cash equivalents, accounts receivable and marketable securities. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government, thereby reducing credit risk exposure. Cash is held at major banks in the United States and may exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The goals of the Company's investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk, liquidity of investments sufficient to meet cash flow requirements, and a competitive after-tax rate of return. The Company’s accounts receivable balance as of December 31, 2024, is derived from its license agreement dated November 30, 2024, more fully described in Note 17. The Company had no accounts receivable as of December 31, 2023. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.
Accounts Receivable
Accounts receivable is stated at historical cost, less allowance for credit losses. The Company records an expense based on a forward-looking current expected credit loss model to maintain its allowance for credit losses, which replaced the allowance for doubtful accounts. When determining its allowance for trade accounts receivable, the Company considers the probability of recoverability of accounts receivable based on experience, taking into account current collection trends and general economic factors, including bankruptcy rates. The Company also considers future economic trends to estimate expected

Index'
credit losses over the lifetime of the asset. Credit risks are assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts receivable balances with allowances generally increasing as the receivable ages. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as pending bankruptcies. Account balances are written off against the allowance when it is determined that the receivable will not be recovered. As of December 31, 2024 and 2023, there was no allowance for credit losses.

Marketable Securities
The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company's marketable securities are considered as available-for-sale and carried at estimated fair values and reported in cash equivalents and marketable securities. Unrealized gains and losses on available-for-sale securities, that are not the result of credit losses, are excluded from net income and reported in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Other income (expense), net, includes interest, dividends, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and credit losses recognized through an allowance for credit losses, if any. The cost of securities sold is based on the specific identification method. The Company regularly reviews all of its investments for other-than-temporary declines in fair value. The Company's review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in fair value of an investment is below its accounting basis and this decline is other-than-temporary, it reduces the carrying value of the security it holds and records a loss for the amount of such decline.
Property and Equipment
The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method. Repairs and maintenance expenditures that do not extend original asset lives are charged to expense as incurred. The estimated useful lives of property and equipment are as follows:

Furniture and fixtures	10 years
Computer equipment	3 years
Software	3 years
Leasehold improvements	Shorter of useful life or lease term
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

Index'
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
Intangible Asset
The Company’s intangible asset consists of a single asset, a license agreement with Qilu Pharmaceutical, Co., Ltd. (“Qilu”) acquired in the Company's acquisition of Cend Therapeutics, Inc (the “Cend Merger”), with a value of $0.4 million. The intangible asset is stated at fair value and is amortized using the straight-line method over its estimated useful life of 5 years. Amortization expense was $71 thousand and $71 thousand for the years ended December 31, 2024 and December 31, 2023, respectively. The intangible asset is reviewed for potential impairment when events or circumstances indicate that carrying amounts may not be recoverable. The projected amortization expense is $71 thousand per year for the next 2.75 years.
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
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. If licenses are bundled with other performance obligations, the Company would utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over

Index'
time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company recognized revenue of $1.0 million and $0.0 million for the years ended December 31, 2024 and 2023, respectively.
Milestones
At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company or the Company’s collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the Company’s estimate of the overall transaction price. Any such adjustments are allocated on a cumulative catch-up basis to satisfied and partially satisfied performance obligations, with the consideration allocated to an ongoing performance obligation being recognized over the period of performance. For the years ended December 31, 2024 and 2023 the Company has not recognized revenue related to milestones.
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

Note 3 – Available-for-Sale-Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company's Consolidated Balance Sheets (in thousands):

	December 31, 2024				December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$16,025	$—	$(4)	$16,021	$37,791	$3	$(8)	$37,786
Commercial Paper	—	—	—	—	1,981	—	—	1,981
Money market funds	6,614	—	—	6,614	4,268	—	—	4,268
Agency bonds	613	—	—	613	—	—	—	—
Treasury bills	1,496	—	—	1,496	—	—	—	—
Municipal debt securities	905	—	—	905	622	—	—	622
Total	$25,653	$—	$(4)	$25,649	$44,662	$3	$(8)	$44,657

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in the Company's Consolidated Balance Sheets (in thousands):

	December 31, 2024	December 31, 2023
Cash equivalents	$10,613	$16,715
Marketable securities	15,036	27,942
Total	$25,649	$44,657

The following table summarizes the Company's portfolio of available-for-sale securities by contractual maturity (in thousands):

Index'

	December 31, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Less than one year	$25,653	$25,649	$44,662	$44,657
Greater than one year	—	—	—	—
Total	$25,653	$25,649	$44,662	$44,657

Note 4 – Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Computer equipment	589	589
Leasehold improvements	72	72
Property and equipment, gross	661	661
Accumulated depreciation	(589)	(486)
Property and equipment, net	$72	$175

The Company’s results included depreciation expense of approximately $0.1 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively.

Note 5 – Income (Loss) Per Share
For the years ended December 31, 2024 and 2023, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive in the periods presented. At December 31, 2024 and 2023, the Company excluded the following potentially dilutive securities (in thousands):

	December 31,
	2024	2023
Stock options	1,441	1,323
Warrants	1,497	1,422
Restricted stock units	246	148

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
The Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2024 and December 31, 2023 were as follows (in thousands):

Index'

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$10,613	$—	$—	$10,613	$16,715	$—	$—	$16,715
Marketable securities - available for sale	—	15,036	—	15,036	—	27,942	—	27,942
	$10,613	$15,036	$—	$25,649	$16,715	$27,942	$—	$44,657

The carrying values of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value at December 31, 2024 and December 31, 2023, due to the short maturity nature of these items.

Note 7 – Accrued Liabilities
Accrued liabilities were as follow (in thousands):

	December 31,
	2024	2023
Salaries, employee benefits and related taxes	$2,640	$2,665
Operating lease liabilities - current	137	168
Clinical and R&D related liabilities	1,333	1,046
Accounting & tax consulting liabilities	55	57
Other	164	233
	$4,329	$4,169

Note 8 – Operating Leases
The Company has an operating lease for one office which expires in 2025. The Company estimates its incremental borrowing rate at lease commencement to determine the present value of lease payments as the Company's lease does not provide an implicit rate of return. The Company recognizes lease expense on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASU No. 2016-02, Leases (Topic 842), the Company elected to

Index'
account for non-lease components associated with its leases and lease components as a single lease component. The Company's lease includes an option for the Company to extend the lease term and/or sub-lease space in whole or in part.
Operating lease liabilities and right-of-use assets were recorded in the following captions of the Company's balance sheet as follows (in thousands):

	December 31, 2024	December 31, 2023
Right-of-Use Assets:
Other assets	$138	$308
Total Right-of-Use Asset	$138	$308

Operating Lease Liabilities:
Accrued liabilities	$137	$168
Other long-term liabilities	—	137
Total Operating Lease Liabilities	$137	$305
As of December 31, 2024, the weighted average remaining lease term for the Company's operating lease was 0.75 years, and the weighted average discount rate for the Company's operating lease was 9.625%. As of December 31, 2023, the weighted average remaining lease term for the Company's operating leases was 1.75 years, and the weighted average discount rate for the Company's operating leases was 9.625%.

Future minimum lease payments under the lease agreement as of December 31, 2024 were as follows (in thousands):

Years ended	Operating Leases
2025	143
Total lease payments	143
Less: Amounts representing interest	(6)
Present value of lease liabilities	$137

Note 9 – Stockholders' Equity
Equity Plans
The Company has used long-term incentive plans for the purpose of granting equity awards to employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Company's board of directors (collectively, the “Participants”). The Participants may receive awards as determined by a committee of independent members of the Company's board of directors or, to the extent authorized by such committee with respect to certain Participants, a duly authorized employee (collectively, the “Committee”). The incentive plan currently used by the Company is the 2018 Equity Incentive Compensation Plan (the “2018 Plan”), as adopted by the stockholders of the Company in June 2018, and subsequently increased by the stockholders of the Company in June 2024 with 600,000 shares authorized for issuance thereunder and in June 2023 with 400,000 shares authorized for issuance thereunder and in September 2022 with 333,333 shares authorized for issuance thereunder and in June 2021 with 400,000 shares authorized for issuance thereunder and in June of 2020 with 166,667 shares authorized for issuance thereunder, plus any shares awarded under the 2015 Equity Compensation Plan (the “2015 Plan”) or the Amended and Restated 2009 Equity Compensation Plan (the “2009 Plan”) that are not issued due to their subsequent forfeiture, cancellation, or other settlement thereof. Concurrent with the adoption of the 2018 Plan, no future awards will occur under the 2015 Plan or the 2009 Plan. The awards that may be made under the 2018 Plan include: (a) incentive stock options and nonqualified stock options, (b) shares of restricted stock, (c) restricted stock units, and (d) other kinds of equity-based compensation awards. All stock options under the 2015 Plan and 2009 Plan were granted and the 2018 Plan are granted at the fair market value of the common stock at the grant date. Stock options vest either on the date of grant, ratably over a period

Index'
determined at time of grant (typically over 3 years) or upon the accomplishment of specified business milestones, and generally expire 2, 3, or 10 years from the grant date depending on the status of the recipient as a nonemployee, employee or director of the Company. As of December 31, 2024 and 2023 there were 744,514 shares and 593,141 shares, respectively available for future grants under the 2018 Plan. No additional awards may be made under the 2015 Plan or the 2009 Plan.
The Company adopted an employee stock purchase plan effective January 1, 2013 and authorized 3,333 shares under the plan (the “2012 ESPP”). The plan has two six-month offering periods per year under which eligible employees may contribute up to 15% of their compensation toward the purchase of the Company's common stock per offering period (with a $25,000 fair market value cap per calendar year). The employee's purchase price is equal to (i) 85% of the closing price of a share of the Company's common stock on the enrollment date of such offering period or (ii) 85% of the closing price of a share of the Company's common stock on the Exercise Date of such Offering Period, whichever is lower. In May 2017, the Company's stockholders approved an amendment and restatement to the 2012 ESPP (the “2017 ESPP”) in order to effect an increase of authorized shares from 3,333 to 6,667. In June 2018, the Company's stockholders approved an amendment to the 2017 ESPP (the “Amended 2017 ESPP”) in order to effect an increase of authorized shares from 6,667 to 33,333. In June 2023, the Company's stockholders approved an amendment to the Amended 2017 ESPP in order to effect an increase of authorized shares from 33,333 to 68,333. In June 2024, the Company's stockholders approved an amendment to the Amended 2017 ESPP in order to effect an increase of authorized shares from 68,333 to 113,333.
During the year ended December 31, 2024, 23,790 shares were issued under the Amended 2017 ESPP. At December 31, 2024 and 2023, the Company had 43,121 shares and 21,911 shares, respectively of the Company's common stock available for future grant in connection with this plan.
Equity Issuances
At The Market Offering Agreement
On June 4, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $50.0 million. As of the date of this filing and so long as the Company’s public float remains below $75.0 million, the Company is subject to limitations pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount the Company can offer to up to one-third of its public float during any trailing 12-month period. Subsequent to the filing of a prospectus supplement to the Company's Registration Statement on Form S-3 (File No. 333-279034) relating to the at the market offering on August 21, 2024, the aggregate market value of its outstanding common stock held by non-affiliates was approximately $29.6 million. Pursuant to the Baby Shelf Limitation, since the aggregate market value of the Company's outstanding common stock held by non-affiliates was below $75.0 million at the time of such prospectus supplement filing, the aggregate amount of securities that the Company is permitted to offer and sell as of the date of this Annual Report on Form 10-K, is $9,855,890, which is equal to one-third of the aggregate market value of our common stock held by non-affiliates as of August 20, 2024. If the Company’s public float exceeds $75.0 million on a future measurement date, it will no longer be subject to the Baby Shelf Limitation. During the twelve months ended December 31, 2024, the Company issued 3,779 shares of common stock under the ATM Agreement for net proceeds of $10,074. Since inception through December 31, 2024, the Company has issued 68,173 shares of common stock under the ATM Agreement for net proceeds of $280,848.

Index'

Stock Options and Warrants
The following table summarizes the activity for stock options and warrants for the year ended December 31, 2024:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2023	1,322,501	$10.81	6.06	$164.1	1,421,744	$42.51	2.42	$—

Changes during the Year:
Granted	136,475	$3.07			75,000	2.88
Exercised	(13,345)	$0.02			—	—
Forfeited	(2,681)	$2.52			—	—
Expired	(2,415)	$830.78			—	—
Outstanding at December 31, 2024	1,440,535	$8.82	5.46	$157.0	1,496,744	$40.52	1.29	$7.5
Vested at December 31, 2024 or expected to vest in the future	1,435,185	$8.84	5.45	$157.0	1,496,744	$40.52	1.29	$7.5
Exercisable at December 31, 2024	1,273,147	$9.52	5.04	$154.2	1,421,744	$42.51	1.24	$—

Restricted Stock
During the years ended December 31, 2024 and 2023, the Company issued restricted stock for services as follows ($ in thousands, except share data):

	2024	2023
Number of restricted stock issued	203,800	159,950
Value of restricted stock issued	$627.7	$479.9

The weighted average estimated fair value of restricted stock issued for services in the years ended December 31, 2024 and 2023 was $3.08 and $3.00 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally between one and four years.

The following is a summary of the changes in non-vested restricted stock for the year ended December 31, 2024:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2023	125,775	$5.86

Changes during the Year:
Granted	203,800	$3.08
Vested	(99,686)	$5.22
Forfeited	(1,461)	$3.51
Non-vested at December 31, 2024	228,428	$3.67

Index'
Restricted Stock Units
During the years ended December 31, 2024 and 2023, the Company issued restricted stock units for services as follows ($ in thousands, except share data):

	2024	2023
Number of restricted stock units issued	205,300	188,850
Value of restricted stock units issued	$632.3	$566.6

The weighted average estimated fair value of restricted stock units issued for services in the years ended December 31, 2024 and 2023 was $3.08 and $3.00 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.
The following is a summary of the changes in non-vested restricted stock units for the year ended December 31, 2024:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2023	112,800	$3.37

Changes during the Year:
Granted	205,300	$3.08
Vested	(213,500)	$3.14
Forfeited	(800)	$3.08
Non-vested at December 31, 2024	103,800	$3.28

Note 10 – Share-Based Compensation
Share-Based Compensation
The Company utilizes share-based compensation in the form of stock options, restricted stock, restricted stock units and warrants. The following table summarizes the components of share-based compensation expense for the years ended December 31, 2024 and 2023 ($ in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$270	$540
General and administrative	1,383	1,498
Total share-based compensation expense	$1,653	$2,038

The Company modified the exercise period of approximately 186,600 shares of one terminated employee's vested stock options and immediately recognized approximately $258 thousand incremental stock-based compensation during the year ended December 31, 2023. There were no modifications for the year ended December 31, 2024.
Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at December 31, 2024 were as follows ($ in thousands):

	Stock Options	Restricted Stock Units	Warrants	Restricted Stock
Unrecognized compensation cost	$228	$36	$—	$426
Expected weighted-average period in years of compensation cost to be recognized	1.82	0.57	0.00	1.77

Index'
Total fair value of shares vested and the weighted average estimated fair values of shares granted for the years ended December 31, 2024 and 2023 were as follows ($ in thousands):

	Stock Options		Warrants
	Year Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
Total fair value of shares vested	$204	$1,033	$—	$—
Weighted average estimated fair value of shares granted	2.15	2.09	1.99	—
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
The range of assumptions made in calculating the fair values of stock options was as follows:

	Stock Options
	Year Ended December 31,
	2024	2023
Expected term - minimum (in years)	6.0	3.0
Expected term - maximum (in years)	6.3	6.0
Expected volatility - minimum	73%	74%
Expected volatility - maximum	77%	77%
Weighted average volatility	77%	75%
Expected dividend yield	—	—
Risk-free interest rate - minimum	3.54%	3.63%
Risk-free interest rate - maximum	4.30%	4.68%

Note 11 – Income Taxes
The provision (benefit) for income taxes is based on loss from operations before provision for income taxes and noncontrolling interests as follows ($ in thousands):

	Years Ended December 31,
Pre-tax book income	2024	2023
United States	$(19,474)	$(21,477)
Australia	(1,309)	(1,693)
Total	$(20,783)	$(23,170)

The provision (benefit) from income taxes was as follows ($ in thousands):

Index'

	Years Ended December 31,
	2024	2023
Current
U.S. Federal	$—	$—
State and local	—	—
	$—	$—
Deferred
U.S. Federal	$—	$—
State and local	(798)	(2,330)
	$(798)	$(2,330)
Total
U.S. Federal	$—	$—
State and local	(798)	(2,330)
	$(798)	$(2,330)

The provision (benefit) for income taxes is determined by applying the U.S. Federal statutory rate of 21% to income before income taxes, and the components are set forth below ($ in thousands):

	Years Ended December 31,
	2024	2023
U.S. Federal benefit at statutory rate	$(4,364)	$(4,865)
Permanent nondeductible expenses for U.S. taxes	455	875
Change in state deferred	(613)	809
Tax Return to Provision	(22)	(58)
Expired options	135	569
Other true ups	159	166
AUS Foreign Rate Differential	(23)	(22)
Sale of New Jersey State NOLs	(798)	(2,330)
Valuation allowance for deferred tax assets	4,273	2,526
Tax benefit	$(798)	$(2,330)

Deferred income taxes at December 31, 2024 and 2023 consist of the following ($ in thousands):

Index'

	December 31,
	2024	2023
Deferred Tax Assets:
Accumulated net operating losses (tax effected)	$16,062	$12,736
Lease liability	39	86
Share-based compensation	2,373	2,370
Intangibles	765	889
Capitalized research and development	7,717	6,662
Accumulated depreciation	21	10
Accrued payroll	219	218
Other	637	638
Deferred tax assets	27,833	23,609

Deferred Tax Liabilities:
Right-of-use asset	$(39)	$(87)
Deferred tax liabilities	(39)	(87)
Net deferred tax asset	27,794	23,522
Valuation allowance	(27,794)	(23,522)
Net deferred tax asset	$—	$—

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
As of December 31, 2024 and 2023, the Company had approximately $57.9 million and $43.7 million, respectively, of Federal NOLs available to offset future taxable income expiring from 2030 through 2036. The Company performed an analysis and determined that they had an ownership change of greater than 50% on September 15, 2022. As a result of the ownership change, $88.2 million of Federal NOLs will expire unutilized. The Company wrote off that portion of the deferred tax asset and reduced the corresponding valuation allowance resulting in $34.0 million of remaining Federal NOLs as of December 31, 2022. The write-off of the deferred tax asset and the corresponding reduction in valuation allowance has no impact to the consolidated balance sheet or income statement. Losses incurred before the ownership change on September 15, 2022 will be subject to an annual limitation of zero while losses incurred after September 15, 2022 will not be subject to limitations.
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
As of December 31, 2024 and 2023, the Company’s wholly owned Australian subsidiary had approximately $2.3 million and $2.4 million, respectively, of NOLs which will be carried forward and do not expire. There is a full valuation allowance against the NOLs.
As of December 31, 2024, the Company had federal research and development credit carryforwards of $0.5 million expiring from 2027 through 2034 if unutilized, and state research and development credit carryforwards of $0.1 million, which carryforward indefinitely. Utilization of these credits may be subject to an annual limitation based on changes in ownership.
As of December 31, 2024 and 2023, the Company had State NOLs available in New Jersey of $24.6 million and $19.4 million, respectively, California of $9.2 million and $9.2 million, respectively, and New York City of $1.9 million and $1.9 million, respectively, to offset future taxable income expiring from 2032 through 2044. The usage of the Company’s NOLs is limited given the change in ownership.

Index'
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
As of December 31, 2024 and 2023, the Company’s uncertain tax positions were $344 thousand and $344 thousand, respectively. The uncertain tax positions are due to the acquisition of Cend related to Federal and state credits and certain state NOLs. The Company will continue to evaluate its uncertain tax positions in future periods. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2024	2023
Gross unrecognized tax benefit, beginning of period	$344	$344
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	—	—
Reductions due to lapse in statute of limitations and settlements	—	—
Gross unrecognized tax benefit, end of period	$344	$344

For years prior to 2021 the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from the date of the tax return filing.
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
On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes various tax provisions, which are effective for tax years beginning on or after January 1, 2023. For tax years beginning after December 31, 2021, the Tax Cuts & Jobs Act of 2017 eliminated the option to deduct research and development expenditures as incurred and instead required taxpayers to capitalize and amortize them over five or 15 years beginning in 2022. Since the Company is in a net operating loss position, the capitalization of research and development costs did not have a material impact on the Company’s results of operations for the year ended December 31, 2024. The Company will continue to monitor the possible future impact of changes in tax legislation.

Note 12 – Segment Information
The Company operates as one operating segment, the research and development of its investigational drug product. The Company used the management approach to determine its reportable operating segment. The Company's Chief Operating Decision Maker ("CODM") is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The Company is a clinical-stage pharmaceutical company and has limited revenue associated with a license and collaboration agreement. The CODM uses net loss as a measure of profit and loss, and assesses Company performance through the achievement of its clinical development goals. The CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation to its development programs. The CODM uses cash and marketable securities as a measure of segment assets in managing the enterprise.

Index'

The Company had revenue of $1.0 million during the year ended December 31, 2024, related to its Exclusive License and Collaboration Agreement with Kuva Labs (Note 17) who is based in the United States . The Company had no revenue during the year ended December 31, 2023. Depreciation and amortization expense was $0.2 million and $0.2 million for the years ended December 31, 2024, and 2023, respectively. Equity method investment expense was $0.1 million for the year ended December 31, 2024. There was no equity method investment expense for the year ended December 31, 2023.
The following table illustrates our segment information for significant operating expenses and includes a reconciliation to net loss for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Revenue	$1,000	$—

Operating Expenses:
Research and development by significant expense:
BOLSTER trial	3,581	3,517
ASCEND trial	754	1,155
Chemistry, manufacturing and controls	2,035	2,406
Clinical department	4,304	4,744
Other (1)	660	912
Research and development	11,334	12,734

General and administrative by significant expense:
Corporate	3,693	3,856
Investor relations/public relations/communications	1,332	898
Finance	2,265	2,421
Legal	1,284	1,292
Business development	582	1,474
Share based compensation expense	1,383	1,497
Other (2)	1,536	1,536
General and administrative	12,075	12,974

Operating loss	(22,409)	(25,708)

Other income (expense),net	1,626	2,538
Benefit from income taxes	(798)	(2,330)
Net loss	$(19,985)	$(20,840)

Cash and marketable securities	$31,245	$50,535
(1) Included in other are GBM study, FORTIFIDE study and research oncology expenses
(2) Included in other are facilities expense, human resource and information technology expenses

Note 13 – Australia Research and Development Tax Incentive
The Company’s Australian subsidiary, which conducts core research and development activities, is eligible to receive a refundable tax incentive between 43.5% to 48.5% (depending upon the income tax rate) for qualified research and development activities. As of December 31, 2024 and 2023, the Company had $0.6 million and $1.0 million, respectively, recorded as an

Index'
income tax incentive receivable in prepaid and other current assets in the consolidated balance sheets, as the Company determined that the expenses met the eligibility criteria and the amounts claimed are expected to be received shortly after the related tax returns are filed. On July 26, 2024 the Company's Australian subsidiary received a $0.9 million tax refund from the Australian Taxation Office related to the 2023 tax year.

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
On March 15, 2024, the Company purchased a Simple Agreement for Future Equity ("SAFE") from Impilo for $100 thousand. On July 12, 2024, the Company purchased an additional SAFE from Impilo for $30 thousand. As of December 31, 2024 and December 31, 2023 the Company owned 38.6% of Impilo. These investments were expensed under the equity method of accounting for the year ended December 31, 2024 in other expense, net in the accompanying statement of operations. The SAFE has a valuation cap of $30.0 million and an 80% discount rate.

Note 16 – License Agreements
Sanford Burnham Prebys
In December 2015, Cend entered into a license agreement with Sanford Burnham Prebys (“SBP”) under which Cend was granted an exclusive, worldwide, royalty-bearing license to certain patent rights and know-how controlled by SBP related to the development of certepetide. At the time the license agreement was entered into, Cend’s founding shareholder was an executive at SBP. The agreement provides the Company with the rights to grant and authorize sublicenses to use, sell, and otherwise exploit the patent rights. As consideration for the license, Cend issued a total of 382,030 shares of common stock, as adjusted for the Reverse Stock Split and Exchange Ratio. The Company is required to pay an annual license maintenance fee of $10 thousand increasing to $20 thousand on year seven of the agreement. The Company could also be required to make milestone payments to SBP upon completion of certain regulatory and commercial milestones. The aggregate potential milestone payments are approximately $10.6 million. The Company has also agreed to pay SBP royalties of 4% of net sales of products sold by the Company, or through a sublicense, subject to certain reductions. Additionally, the Company is obligated to pay SBP 25% of any sublicensing income received, which, pursuant to the technology transfer agreement with Impilo, resulted in SBP receiving 191,500 shares of the Company’s pre-seed preferred stock in Impilo on October 3, 2023.

Index'
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
SBP did not own shares of the Company’s common stock as of December 31, 2024.

Note 17 – Research Collaboration and License Agreements
Exclusive License and Collaboration Agreement - Qilu Pharmaceuticals
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
Exclusive License and Collaboration Agreement - Kuva Labs
In November 2024, the Company entered into an Exclusive License and Collaboration Agreement in which Lisata granted an exclusive license to Kuva Labs, Inc. (Kuva) to explore the synergistic potential of Lisata's certepetide, as a targeting and delivery agent for Kuva’s NanoMark™ imaging technology in solid tumors. Under the Agreement, Kuva will assume full responsibility for research, development, and commercialization costs, while the Company will be responsible for supplying certepetide for additional consideration pursuant to a Clinical Supply Agreement. In consideration for the license, Kuva will pay the Company $1.0 million, which was recognized as revenue upon delivery of the license in November 2024. The Company is eligible to receive additional development and commercial milestone payments up to $1.5 million and $17.5 million, respectively, a 5.0% percent royalty on net sales, and sublicensing revenues of 50%.

Note 18 – Subsequent Events
Sale of New Jersey Net Operating Losses
On September 24, 2024, the Company received preliminary approval from the New Jersey Economic Development Authority ("NJEDA") to participate in the Technology Business Tax Certificate Transfer Program (the "Program"). The Program permits qualified companies to sell a percentage of their New Jersey net operating losses ("NJ NOLs") to unrelated profitable corporations. On January 9, 2025, the Company received final approval from the NJEDA, and it subsequently sold a portion of its NJ NOLs to a qualifying and approved buyer pursuant to the Program for net proceeds of $0.9 million.

Index'

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
As of December 31, 2024, we evaluated, with the participation of our management, including our Evaluating Officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Evaluating Officers concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Evaluating Officers, as appropriate to allow timely decisions regarding required disclosure.
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

Index'
Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
As of December 31, 2024, based on management’s assessment, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
During the three months ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

Index'
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” and “Code of Ethics” in our Proxy Statement for the 2025 Annual Meeting of Stockholders.
The following table sets forth the name and position of each of our executive officers and directors as of February 27, 2025.

Name	Position(s)
David J. Mazzo, Ph.D.	President and Chief Executive Officer and Class II Director
Kristen K. Buck, M.D.	Executive Vice President R&D and Chief Medical Officer
James Nisco	Senior Vice President, Finance and Treasury and Chief Accounting Officer
Tariq Imam	Senior Vice President, Business Development and Operations and General Counsel
Gregory B. Brown, M.D.	Class II Director; Chairman of Board of Directors
Steven M. Klosk	Class III Director
Cynthia L. Flowers	Class I Director
Heidi Henson	Class II Director
Mohammad Azab, MD, MBA	Class III Director

Executive Officers
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

Index'
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
James Nisco
Mr. Nisco was appointed as our Senior Vice President, Finance and Treasury and Chief Accounting Officer on April 15, 2024. From August 2020 through April 2024, Mr. Nisco served as our Vice President of Finance & Treasury, and from February 2012 to August 2020, Mr. Nisco served as our Senior Director of Treasury, Financial Planning and Analysis. Mr. Nisco oversees all finance activities for the Company and is responsible for SEC reporting, financial reporting and accounting, treasury operations and financial planning and analysis.
With over 30 years of experience in corporate finance, Mr. Nisco has held various senior finance positions prior to Lisata, including at OSI Pharmaceuticals, Inc. (acquired by Astellas) and Ciba Corporation (acquired by The BASF Group). Mr. Nisco began his career at Ciba-Geigy (now Novartis Pharmaceuticals).
Mr. Nisco holds an MBA in Financial Management from Pace University and a Bachelor of Science in Business Economics from the State University of New York, College at Oneonta.
Tariq Imam
Mr. Imam was appointed as our Senior Vice President, Business Development and Operations and General Counsel on February 3, 2025 and has served as Head of Business Development of the Company since May 2016. As of April 2023, Mr. Imam has also served as Corporate Counsel of the Company. Before joining Lisata, Mr. Imam led business and corporate development functions at various specialty pharmaceutical companies, ranging from clinical to commercial stages, including, Mist Pharmaceuticals, Akrimax Pharmaceuticals and Rouses Point Pharmaceuticals. Prior to that, Mr. Imam held positions of increasing responsibility at Humana (NYSE: HUM) within the corporate integration/M&A group. Mr. Imam also worked in the corporate finance and strategy division of Orion Health.
Mr. Imam’s legal career began in the areas of mergers and acquisitions, securities offerings, and other transactional work. Mr. Imam then went on to represent clients in civil matters such as contract, property, and family disputes, followed by practice in the areas of corporate restructuring, divestitures, and insolvency within the life sciences sector at an international law firm. Throughout his career, Mr. Imam has and continues to counsel individuals, small businesses, not-for-profit organizations, and growing companies, through private advisement.

Index'
Mr. Imam holds an A.B. in Politics from Princeton University, a J.D. from the New York University School of Law and an MBA in Finance from the New York University Stern School of Business.
Non-Employee Directors
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
From 2021 until April 2024, he served on the board of directors of Recipharm, a leading pharmaceutical contract development & manufacturing organization. Since 2021 he has served on the board of Formulated Solutions, a topicals contract development & manufacturing organization where he is the chairman of the board and BioIVT, a leading supplier of biologics specimens for biotech research. In addition, Mr. Klosk served on the board of Golden Arrow Merger Corp., which merged in August 2024 with Bolt Project Holdings Inc. (Nasdaq: BSLK), a pioneer in sustainable biomaterials for consumer products. Mr. Klosk served both as a board member and an audit committee member of Bolt Project Holdings until February 2025. Mr. Klosk previously served on the boards of BIOVECTRA, a leading small molecule and biologics CDMO until September 2024 and NJ Bio, a leading antibody drug conjugate contract research organization from March 2021 through December 2024.
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

Index'
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
Ms. Henson holds a BS in Accounting from the University of San Diego and is a Certified Public Accountant (currently inactive) in California.
Mohammad Azab, MD, MBA
Mohammad Azab, M.D., MSc, MBA was appointed to our board of directors in September 2022. Dr. Azab is a leader in clinical and regulatory development of biopharmaceutical drugs with particular expertise in oncology drug development. In July 2009, Dr. Azab joined Astex Pharmaceuticals, Inc. (“Astex”), a pharmaceutical company focused on the discovery and development of drugs in oncology and other areas, as its Chief Medical Officer. Dr. Azab served as President and Chief Medical Officer of Astex from January 2014 to November 2020, and has served as the chair of its board of directors from November 2020 to May 1, 2022. Since January 2021, Dr. Azab has served on the board of directors of DURECT Corporation (Nasdaq: DRRX), a biopharmaceutical company committed to transforming the treatment of acute organ injury and chronic liver diseases. Additionally, Dr. Azab has served on the board of directors of Xenon Pharmaceuticals Inc. (Nasdaq: XENE), a biopharmaceutical company delivering innovative medicines to patients with neurological disorders, from January 2003 to June 2024. Previously, Dr. Azab served as President and Chief Executive Officer of Intradigm Corporation, a developer of siRNA cancer therapeutics. Prior to this, Dr. Azab served as Executive Vice President of Research and Development and Chief Medical Officer of QLT Inc. and in several leadership positions at AstraZeneca plc in the United Kingdom and Sanofi in France. Dr. Azab holds an MBA from the Richard Ivey School of Business, University of Western Ontario, and an MB ChB from Cairo University. He received post-graduate training and degrees in oncology research from the University of Paris-Sud and in biostatistics from the University of Pierre et Marie Curie in Paris, France.

ITEM 11. EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation” and “Lisata Director Compensation” in our Proxy Statement for the 2025 Annual Meeting of Stockholders. The section entitled “Pay Versus Performance” in our 2025 Proxy Statement is not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Party Transactions” and “Governance of Lisata Therapeutics Inc.” in our Proxy Statement for the 2025 Annual Meeting of Stockholders.

Index'
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Accounting Fees and Other Accounting Matters” in our Proxy Statement for the 2025 Annual Meeting of Stockholders.

Index'

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are being filed as part of this Annual Report:
(a)(1) FINANCIAL STATEMENTS:
Reference is made to the Index to Financial Statements on Page 74 of this Annual Report.
All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements or Notes thereto.

Index'
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

4.1		Description of Capital Stock (filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2019, filed with the SEC on March 5, 2020).

4.2		Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 24, 2020).

4.3		Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 26, 2020).

4.4		Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 10, 2020).

4.5		Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 25, 2021).

10.1	+	Director Compensation Policy, dated April 21, 2021 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023).

10.2	+	2018 Equity Incentive Compensation Plan, effective June 20, 2018, as amended on June 18, 2020, June 16, 2021, September 15, 2022, June 14, 2023 and June 27, 2024.

10.3	+	2015 Equity Incentive Compensation Plan, effective July 15, 2015 (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023).

10.4	+	Amended & Restated 2009 Equity Compensation Plan, effective October 4, 2012 (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023).

10.5	+	2017 Employee Stock Purchase Plan, effective as of March 28, 2017, as amended on June 20, 2018, June 14, 2023 and June 27, 2024.
10.6	+
Form of Indemnification Agreement between the Company and each of its directors and officers (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on September 15, 2022).

Index'

10.7	+	Amended and Restated Employment Agreement with David J. Mazzo, dated March 19, 2021 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 19, 2021).

10.8		Cend 2016 Equity Incentive Plan, including all amendments thereto (filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed with the SEC on October 17, 2022).

10.9		At The Market Offering Agreement, dated June 4, 2021, by and between Caladrius Biosciences, Inc. and H.C. Wainwright & Co., LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 4, 2021).

10.10		Exclusive License Agreement, dated December 1, 2015, by and between Cend Therapeutics, Inc. (f/k/a DrugCendR, LLC) and Sanford Burnham Prebys Medical Discovery Institute (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-4, filed with the SEC on June 15, 2022).

10.11		First Amendment to Exclusive License Agreement, dated March 8, 2016, by and between Cend Therapeutics, Inc. (f/k/a DrugCendR, LLC) and Sanford Burnham Prebys Medical Discovery Institute (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-4, filed with the SEC on June 15, 2022).

10.12		Second Amendment to Exclusive License Agreement, dated May 10, 2019, by and between Cend Therapeutics, Inc. (f/k/a DrugCendR, LLC) and Sanford Burnham Prebys Medical Discovery Institute (filed as Exhibit 10.20 to the Company's Registration Statement on Form S-4, filed with the SEC on June 15, 2022).

10.13		Third Amendment to Exclusive License Agreement, dated September 24, 2020, by and between Cend Therapeutics, Inc. (f/k/a DrugCendR, LLC) and Sanford Burnham Prebys Medical Discovery Institute (filed as Exhibit 10.21 to the Company's Registration Statement on Form S-4, filed with the SEC on June 15, 2022).

10.14		Exclusive License and Collaboration Agreement, dated as of November 30, 2024, by and between Lisata Therapeutics, Inc. and Kuva Labs, Inc.

14.1
Code of Ethics for Senior Financial Officers, effective as of November 7, 2022 (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023).

19.1		Insider Trading Policy, effective as of October 30, 2015 (filed as Exhibit 19.1 on the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024).

97		Incentive Recoupment Policy, effective as of March 28, 2023 (filed as Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024).

21.1		Subsidiaries of Lisata Therapeutics, Inc.

23.1		Consent of Grant Thornton LLP.

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

Index'

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
†	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY
None.

Index'
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Basking Ridge (Bernards Township), State of New Jersey, on February 27, 2025.

LISATA THERAPEUTICS, INC.
By: /s/ David J. Mazzo, PhD Name: David J. Mazzo Title: President & Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David J. Mazzo David J. Mazzo, PhD	Director and President and Chief Executive Officer (Principal Executive Officer)	February 27, 2025
/s/ James Nisco James Nisco	SVP, Finance and Treasury and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2025
/s/ Gregory B. Brown Gregory B. Brown, MD	Chairman of the Board of Directors	February 27, 2025
/s/ Mohammad Azab Mohamad Azab, MD, MBA	Director	February 27, 2025
/s/ Cynthia L. Flowers Cynthia L. Flowers, MBA	Director	February 27, 2025
/s/ Heidi Henson Heidi Henson	Director	February 27, 2025
/s/ Steven M. Klosk Steven M. Klosk, JD	Director	February 27, 2025