Form 10-Q
period 2025-03-31
LISATA THERAPEUTICS, INC.
filed 2025-05-08
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2025
Common stock, $0.001 par value per share	8,598,204	shares

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
•the extent to which any future public health crisis and their long-term effects may impact, directly or indirectly, our business, including our clinical trials and financial condition; and
•other factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025 (our “2024 Form 10-K”).
The factors discussed herein, including those risks described in “Item 1A. Risk Factors” and elsewhere in our 2024 Form 10-K and in our other periodic filings with the SEC, which are available for review at www.sec.gov, could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue

Index
reliance on these forward-looking statements, which speak only as of the date they were made. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Cash and cash equivalents	$20,217	$16,209
Marketable securities	5,616	15,036
Accounts receivable	750	900
Prepaid and other current assets	2,034	2,433
Total current assets	28,617	34,578
Property and equipment, net	74	72
Acquired license - intangible, net	174	192
Other assets	116	160
Total assets	$28,981	$35,002

LIABILITIES, NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$602	$1,284
Accrued liabilities	3,205	4,329
Total current liabilities	3,807	5,613
Other long-term liabilities	72	72
Total liabilities	3,879	5,685
Commitments and Contingencies (Note 14)

Stockholders' Equity
Common stock, $0.001 par value, authorized 500,000,000 shares; issued 8,620,900 and 8,409,582 shares at March 31, 2025 and December 31, 2024, respectively; and outstanding, 8,620,162 and 8,408,844 shares at March 31, 2025 and December 31, 2024, respectively	9	8
Additional paid-in capital	578,923	578,418
Treasury stock, at cost; 738 shares at March 31, 2025 and December 31, 2024	(708)	(708)
Accumulated deficit	(552,790)	(548,066)
Accumulated other comprehensive loss	(78)	(81)
Total Lisata Therapeutics, Inc. stockholders' equity	25,356	29,571
Non-controlling interests	(254)	(254)
Total equity	25,102	29,317
Total liabilities, non-controlling interests and stockholders' equity	$28,981	$35,002
See accompanying notes to consolidated financial statements.

Index

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Operating Expenses:
Research and development	$2,602	$3,241
General and administrative	3,245	3,360
Total operating expenses	5,847	6,601

Operating loss	(5,847)	(6,601)

Other income (expense):
Investment income, net	266	589
Other expense, net	(105)	(187)
Total other income	161	402

Net loss before benefit from income taxes and noncontrolling interests	(5,686)	(6,199)
Benefit from income taxes	(962)	(798)
Net loss	$(4,724)	$(5,401)
Less - net income (loss) attributable to noncontrolling interests	—	—
Net loss attributable to Lisata Therapeutics, Inc. common stockholders	$(4,724)	$(5,401)

Basic and diluted loss per share
Lisata Therapeutics, Inc. common stockholders	$(0.55)	$(0.65)

Weighted average common shares outstanding
Basic and diluted shares	8,602	8,294

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(4,724)	$(5,401)

Other comprehensive gain (loss):
Available for sale securities - net unrealized loss	(2)	(13)
Cumulative translation adjustment arising during the period	5	(49)
Total other comprehensive gain (loss)	3	(62)

Comprehensive loss attributable to Lisata Therapeutics, Inc. common stockholders	$(4,721)	$(5,463)

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2023	8,151	$8	$576,971	$(42)	$(528,081)	$(708)	$48,148	$(254)	$47,894
Net loss	—	—	—	—	(5,401)	—	(5,401)	—	(5,401)
Share-based compensation	157	—	312	—	—	—	312	—	312
Unrealized loss on marketable securities	—	—	—	(13)	—	—	(13)	—	(13)
Foreign currency translation adjustment	—	—	—	(49)	—	—	(49)	—	(49)
Balance at March 31, 2024	8,308	$8	$577,283	$(104)	$(533,482)	$(708)	$42,997	$(254)	$42,743

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2024	8,410	$8	$578,418	$(81)	$(548,066)	$(708)	$29,571	$(254)	$29,317
Net loss	—	—	—	—	(4,724)	—	(4,724)	—	(4,724)
Share-based compensation	151	—	286	—	—	—	286	—	286
Net proceeds from issuances of common stock	56	1	211	—	—	—	212	—	212
Proceeds from option exercise	4	—	8	—	—	—	8	—	8
Unrealized loss on marketable securities	—	—	—	(2)	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	5	—	—	5	—	5
Balance at March 31, 2025	8,621	$9	$578,923	$(78)	$(552,790)	$(708)	$25,356	$(254)	$25,102

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,724)	$(5,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	530	454
Depreciation and amortization	43	46
Loss from equity method investment	—	100
Amortization/accretion on marketable securities	(41)	(152)
Changes in operating assets and liabilities:
Accounts receivable	150	—
Prepaid and other current assets	405	(872)
Other assets	44	41
Accounts payable, accrued liabilities and other liabilities	(1,809)	(1,243)
Net cash used in operating activities	(5,402)	(7,027)
Cash flows from investing activities:
Purchase of marketable securities	(5,055)	(18,824)
Sale of marketable securities	14,514	25,360
Purchase of property and equipment	(28)	—
Investment in Impilo Therapeutics	—	(100)
Net cash provided by investing activities	9,431	6,436
Cash flows from financing activities:
Proceeds from exercise of options	8	—
Tax withholding payments on net share settlement equity awards	(243)	(142)
Net proceeds from issuance of common stock	212	—
Net cash used in financing activities	(23)	(142)
Effect of exchange rate changes on cash	2	(55)
Net increase (decrease) in cash and cash equivalents	4,008	(788)
Cash and cash equivalents at beginning of period	16,209	22,593
Cash and cash equivalents at end of period	$20,217	$21,805

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business
Overview
Lisata Therapeutics, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage pharmaceutical company dedicated to the discovery, development, and commercialization of innovative therapies for the treatment of solid tumors and other major diseases. The Company's investigational product, certepetide (formerly known as LSTA1 or CEND-1), is designed to activate a novel uptake pathway that allows co-administered or tethered (i.e., molecularly bound) anti-cancer drugs to target and penetrate solid tumors more effectively. Certepetide actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are expected to remain unaffected. Certepetide has also been shown to modify the tumor microenvironment (“TME”) by reducing T-regulatory cells and augmenting cytotoxic T cells, thereby making tumors more susceptible to immunotherapies while also inhibiting the metastatic cascade (i.e., the spread of cancer to other parts of the body). The Company, its collaborators and other researchers have amassed and continue to amass significant non-clinical data demonstrating enhanced delivery of a range of existing and emerging anti-cancer therapies, including chemotherapeutics, immunotherapies, and RNA-based therapeutics. To date, certepetide has also demonstrated favorable safety, tolerability and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy for pancreatic cancer. The Company is exploring certepetide as a means to enable a variety of therapeutic modalities to treat a range of solid tumors more effectively. Currently, certepetide is the subject of several Phase 2 clinical studies being conducted globally in a variety of solid tumor types, including metastatic pancreatic ductal adenocarcinoma (mPDAC), cholangiocarcinoma, appendiceal cancer, colon cancer and glioblastoma multiforme in combination with a variety of anti-cancer regimens.
The Company's leadership team has decades of collective biopharmaceutical and pharmaceutical product development experience across a variety of therapeutic categories and at all stages of development from preclinical through to product registration and launch. The Company's goal is to develop and commercialize products that address important unmet medical needs.
The Company has a history of net operating losses and negative cash flows from operating activities, and has cash, cash equivalents and marketable securities of approximately $25.8 million as of March 31, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its products currently in development. To manage capital for operating needs in the short-term, initiation of the FORTIFIDE study remains on hold as the Company is investigating a potentially faster and more cost-effective approach to achieving the study objective. The Company has similarly decided to delay commencement of certain phase 3 readiness activities for chemistry, manufacturing and controls (“CMC”). The Company believes that, as a result, it currently has sufficient cash to meet its funding requirements over the next year. To meet our long-term liquidity needs, the Company expects that it will need additional financing, which could result in additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2025, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2024 and 2023 included in our 2024 Form 10-K. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of expenses during the reporting

Index
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
Concentration of Risks
The Company is subject to credit risk from its portfolio of cash, cash equivalents, accounts receivable and marketable securities. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government, thereby reducing credit risk exposure. Cash is held at major banks in the United States and may exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The goals of the Company's investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk, liquidity of investments sufficient to meet cash flow requirements, and a competitive after-tax rate of return. The Company’s accounts receivable balance as of March 31, 2025 and December 31, 2024 is derived from its license agreement dated November 30, 2024, more fully described in Note 17. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.
Accounts Receivable
Accounts receivable is stated at historical cost, less allowance for credit losses. The Company records an expense based on a forward-looking current expected credit loss model to maintain its allowance for credit losses, which replaced the allowance for doubtful accounts. When determining its allowance for trade accounts receivable, the Company considers the probability of recoverability of accounts receivable based on experience, taking into account current collection trends and general economic factors, including bankruptcy rates. The Company also considers future economic trends to estimate expected credit losses over the lifetime of the asset. Credit risks are assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts receivable balances with allowances generally increasing as the receivable ages. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as pending bankruptcies. Account balances are written off against the allowance when it is determined that the receivable will not be recovered. As of March 31, 2025 and December 31, 2024, there was no allowance for credit losses.

Marketable Securities
The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company's marketable securities are considered as available-for-sale and

Index
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
Loss Per Share
Basic loss per share is based on the weighted effect of all shares of common stock issued and outstanding and is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock used in the basic loss per share calculation plus the number of shares of common stock that would be issued assuming conversion of all potentially dilutive securities outstanding. Diluted loss per share is not presented as such potentially dilutive securities are anti-dilutive to losses incurred in all periods presented.

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
Intangible Asset
The Company’s intangible asset consists of a single asset, a license agreement with Qilu Pharmaceutical, Co., Ltd. (“Qilu”) acquired in the Company's acquisition of Cend Therapeutics, Inc (the “Cend Merger”), with a value of $0.4 million. The intangible asset is stated at fair value and is amortized using the straight-line method over its estimated useful life of 5.00 years. Amortization expense was $17 thousand for the three months ended March 31, 2025, and $17 thousand for the three months ended March 31, 2024, respectively. The intangible asset is reviewed for potential impairment when events or circumstances indicate that carrying amounts may not be recoverable. The projected amortization expense is $71 thousand per year for the next 2.50 years.
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
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. If licenses are bundled with other performance obligations, the Company would utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company recognized no revenue for the three months ended March 31, 2025 and 2024.

Index
Milestones
At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company or the Company’s collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the Company’s estimate of the overall transaction price. Any such adjustments are allocated on a cumulative catch-up basis to satisfied and partially satisfied performance obligations, with the consideration allocated to an ongoing performance obligation being recognized over the period of performance. For the three months ended March 31, 2025 and March 31, 2024, the Company has not recognized revenue related to milestones.

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
Note 3 – Available-for-Sale Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company's Consolidated Balance Sheets (in thousands):

	March 31, 2025				December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$10,301	$—	$(6)	$10,295	$16,025	$—	$(4)	$16,021
Money market funds	12,129	—	—	12,129	6,614	—	—	6,614
Agency bonds	—	—	—	—	613	—	—	613
Treasury bills	—	—	—	—	1,496	—	—	1,496
Municipal debt securities	560	—	—	560	905	—	—	905
Total	$22,990	$—	$(6)	$22,984	$25,653	$—	$(4)	$25,649

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in the Company's Consolidated Balance Sheets (in thousands):

	March 31, 2025	December 31, 2024
Cash equivalents	$17,368	$10,613
Marketable securities	5,616	15,036
Total	$22,984	$25,649

Index
The following table summarizes the Company's portfolio of available-for-sale securities by contractual maturity (in thousands):

	March 31, 2025
	Amortized Cost	Estimated Fair Value
Less than one year	$22,990	$22,984
Greater than one year	—	—
Total	$22,990	$22,984

Note 4 – Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Computer equipment	617	589
Leasehold improvements	72	72
Property and equipment, gross	689	661
Accumulated depreciation	(615)	(589)
Property and equipment, net	$74	$72

The Company’s results included depreciation expense of approximately $26 thousand and $29 thousand for the three months ended March 31, 2025 and 2024, respectively.

Note 5 – Income (Loss) Per Share
For the three months ended March 31, 2025 and 2024, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive in the periods presented. At March 31, 2025 and 2024, the Company excluded the following potentially dilutive securities (in thousands):

	March 31
	2025	2024
Stock options	1,529	1,454
Warrants	1,497	1,422
Restricted stock units	325	354

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

Index
The Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$17,368	$—	$—	$17,368	$10,613	$—	$—	$10,613
Marketable securities - available-for-sale	—	5,616	—	5,616	—	15,036	—	15,036
	$17,368	$5,616	$—	$22,984	$10,613	$15,036	$—	$25,649

The carrying values of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of March 31, 2025 and December 31, 2024, due to the short maturity nature of these items.

Note 7 – Accrued Liabilities
Accrued liabilities as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Salaries, employee benefits and related taxes	$1,532	$2,640
Clinical and R&D related liabilities	1,166	1,333
Accounting & tax consulting liabilities	133	55
Operating lease liabilities — current	92	137
Other	282	164
Total	$3,205	$4,329

Note 8 – Operating Leases
The Company has an operating lease for one office which expires on September 30, 2025. The Company estimates its incremental borrowing rate at lease commencement to determine the present value of lease payments as the Company's lease does not provide an implicit rate of return. The Company recognizes lease expense on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASU No. 2016-02, Leases (Topic 842), the Company elected to account for non-lease components associated with its leases and lease components as a single lease component. The Company's lease includes an option for the Company to extend the lease term and/or sub-lease space in whole or in part.

Index
Operating lease liabilities and right-of-use assets were recorded in the following captions of the Company's balance sheet as follows (in thousands):

	March 31, 2025	December 31, 2024
Right-of-Use Assets:
Other assets	$93	$138
Total Right-of-Use Asset	$93	$138

Operating Lease Liabilities:
Accrued liabilities	$92	$137
Total Operating Lease Liabilities	$92	$137

As of March 31, 2025, the weighted average remaining lease term for the Company's operating lease was 0.50 years, and the weighted average discount rate for the Company's operating lease was 9.625%. As of December 31, 2024, the weighted average remaining lease term for the Company's operating lease was 0.75 years, and the weighted average discount rate for the Company's operating lease was 9.625%.
Future minimum lease payments under the lease agreement as of March 31, 2025 were as follows (in thousands):

Years ended	Operating Leases
2025	95
Total lease payments	95
Less: Amounts representing interest	(3)
Present value of lease liabilities	$92

Note 9 – Stockholders' Equity
Equity Issuances
At The Market Offering Agreement
On June 4, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $50.0 million. As of the date of this filing and so long as the Company’s public float remains below $75.0 million, the Company is subject to limitations pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount the Company can offer to up to one-third of its public float during any trailing 12-month period. Subsequent to the filing of a prospectus supplement to the Company's Registration Statement on Form S-3 (File No. 333-279034) relating to the at the market offering on August 21, 2024, the aggregate market value of its outstanding common stock held by non-affiliates was approximately $29.6 million. Pursuant to the Baby Shelf Limitation, since the aggregate market value of the Company's outstanding common stock held by non-affiliates was below $75.0 million at the time of such prospectus supplement filing, the aggregate amount of securities that the Company is permitted to offer and sell is now $9,855,890, which is equal to one-third of the aggregate market value of our common stock held by non-affiliates as of August 20, 2024. If the Company’s public float exceeds $75.0 million on a future measurement date, it will no longer be subject to the Baby Shelf Limitation. During the three months ended March 31, 2025, the Company issued 55,578 shares of common stock under the ATM Agreement for net proceeds of $211,369. Since inception, the Company has issued 123,751 shares of common stock under the ATM Agreement for net proceeds of $492,216.

Index
Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the three months ended March 31, 2025:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2024	1,440,535	$8.82	5.46	$157.0	1,496,744	$40.52	1.29	$7.5

Changes during the period:
Granted	111,400	3.80			—	—
Exercised	(4,329)	1.88			—	—
Forfeited	—	—			—	—
Expired	(18,215)	198.23			—	—
Outstanding at March 31, 2025	1,529,391	$6.22	5.62	$79.0	1,496,744	$40.52	1.05	$—
Vested at March 31, 2025 or expected to vest in the future	1,517,488	$6.24	5.59	$79.0	1,496,744	$40.52	1.05	$—
Vested at March 31, 2025	1,344,298	$6.60	5.14	$78.0	1,496,744	$40.52	1.05	$—

Restricted Stock
During the three months ended March 31, 2025 and 2024, the Company issued restricted stock for services as follows (in thousands, except share data):

	Three Months Ended March 31,
	2025	2024
Number of restricted stock issued	215,550	203,800
Value of restricted stock issued	$819	$628

The weighted average estimated fair value of restricted stock issued for services in the three months ended March 31, 2025 and 2024 was $3.80 and $3.08 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally between one and four years.

The following is a summary of the changes in non-vested restricted stock for the three months ended March 31, 2025:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2024	228,428	$3.67

Changes during the Year:
Granted	215,550	$3.80
Vested	(149,367)	$4.26
Forfeited	—	$—
Non-vested at March 31, 2025	294,611	$3.47

Index
Restricted Stock Units
During the three months ended March 31, 2025 and 2024, the Company issued restricted stock units for services as follows (in thousands, except share data):

	Three Months Ended March 31,
	2025	2024
Number of restricted stock units issued	78,945	205,300
Value of restricted stock units issued	$300	$632

The weighted average estimated fair value of restricted stock units issued for services in the three months ended March 31, 2025 and 2024 was $3.80 and $3.08 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.
The following is a summary of the changes in non-vested restricted stock units for the three months ended March 31, 2025:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2024	103,800	$3.28

Changes during the Year:
Granted	78,945	$3.80
Vested	(97,400)	$3.08
Forfeited	—	$—
Non-vested at March 31, 2025	85,345	$3.98

Note 10 – Share-Based Compensation
Share-Based Compensation
The Company utilizes share-based compensation in the form of stock options, restricted stock, restricted stock units and warrants. The following table summarizes the components of share-based compensation expense for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$126	$86
General and administrative	404	368
Total share-based compensation expense	$530	$454

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at March 31, 2025 were as follows (in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$393	$251	$925
Expected weighted-average period in years of compensation cost to be recognized	2.21	0.75	2.32

Index
Total fair value of shares vested and the weighted average estimated fair values of shares granted for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Stock Options		Warrants
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Total fair value of shares vested	$263	$199	$150	$—
Weighted average estimated fair value of shares granted	$2.60	$2.16	$1.99	$—

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
As of December 31, 2024 and 2023, the Company's wholly owned Australian subsidiary had approximately $2.3 million and $2.4 million, respectively, of NOLs which will be carried forward and do not expire. There is a full valuation allowance against the NOLs.
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

Index
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
For years prior to 2021, the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from the date of the tax return filing.
In January 2025, the Company sold a portion of their unused New Jersey net operating losses through the State of New Jersey Economic Development Authority's (“NJEDA”) Technology Business Tax Certificate Transfer Program (“Program”). Under the Program, the Company sold $10.7 million of its New Jersey net operating losses (“NJ NOLs”) for net proceeds of $871 thousand. The sale of NJ NOLs resulted in a $962 thousand deferred income tax benefit and a loss on sale of $91 thousand recorded in other income (expense) in the consolidated financial statements.

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

The Company had no revenue during the three months ended March 31, 2025 and 2024. Depreciation and amortization expense was $43 thousand and $46 thousand for the three months ended March 31, 2025 and 2024, respectively. Equity method investment expense was $0 and $100 thousand for the three months ended March 31, 2025 and 2024, respectively.
The following table illustrates our segment information for significant operating expenses and includes a reconciliation to net loss for the three months ended March 31, 2025 and 2024:

Index

	Three Months Ended March 31
	2025	2024

Operating Expenses:
Research and development by significant expense:
BOLSTER trial	$788	$1,270
ASCEND trial	21	44
Chemistry, manufacturing and controls	220	655
Clinical department	1,156	1,133
Other (1)	417	139
Research and development	2,602	3,241

General and administrative by significant expense:
Corporate	1,144	1,132
Investor relations/public relations/communications	331	285
Finance	629	580
Legal	224	671
Business development	127	172
Share based compensation expense	404	368
Other (2)	386	152
General and administrative	3,245	3,360

Operating loss	(5,847)	(6,601)

Other income, net	161	402
Benefit from income taxes	(962)	(798)
Net loss	$(4,724)	$(5,401)

Cash and marketable securities	$25,833	$43,349
(1) Included in Other are the GBM study, FORTIFIDE study and research oncology expenses
(2) Included in Other are facilities expense, human resource and information technology expenses

Note 13 – Australia Research and Development Tax Incentive

The Company’s Australian subsidiary, which conducts core research and development activities, is eligible to receive a refundable tax incentive between 43.5% to 48.5% (depending upon the income tax rate) for qualified research and development activities. As of March 31, 2025 and December 31, 2024, the Company had $0.6 million and $0.6 million, respectively, recorded as an income tax incentive receivable in prepaid and other current assets in the consolidated balance sheets, as the Company determined that the expenses met the eligibility criteria and the amounts claimed are expected to be received shortly after the related tax returns are filed.

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

Note 15 – Technology Transfer Agreement
Impilo Therapeutics
In July 2023, the Company entered into a technology transfer agreement with Impilo Therapeutics (“Impilo”) under which the Company transferred its rights to its tumor penetrating nanocomplex (TPN) platform to Impilo. As consideration for the technology transfer, Impilo issued a total of 766,000 shares of its pre-seed preferred stock to the Company. On October 3, 2023, in connection with the Sanford Burnham Prebys license agreement (see Note 16 - License Agreements) Impilo cancelled the original stock certificate for 766,000 shares and reissued 574,500 shares of its pre-seed preferred stock to the Company.
On March 15, 2024, the Company purchased a Simple Agreement for Future Equity ("SAFE") from Impilo for $100 thousand. On July 12, 2024, the Company purchased an additional SAFE from Impilo for $30 thousand. As of March 31, 2025 and December 31, 2024, the Company owned 38.6% of Impilo. These investments were expensed under the equity method of accounting in the prior year in other expense, net in the accompanying statement of operations. The SAFE has a valuation cap of $30.0 million and an 80% discount rate.

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

Index
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
SBP did not own shares of the Company’s common stock as of March 31, 2025.

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
On March 25, 2024, the Company entered into a settlement agreement with Lingmed whereby Lingmed is entitled to 5.0% of any future milestone payments received by the Company under the Qilu Agreement, in addition, Lingmed is also entitled to a sum of $250 thousand with respect to the first future milestone received by the Company.
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
Exclusive License and Collaboration Agreement - Kuva Labs
In November 2024, the Company entered into an Exclusive License and Collaboration Agreement in which the Company granted an exclusive license to Kuva Labs, Inc. (Kuva) to explore the synergistic potential of the Company's certepetide as a targeting and delivery agent for Kuva’s NanoMark™ imaging technology in solid tumors. Under the Agreement, Kuva will assume full responsibility for research, development, and commercialization costs, while the Company will be responsible for supplying certepetide for additional consideration pursuant to a Clinical Supply Agreement. In consideration for the license, the Company recognized $1.0 million as revenue upon delivery of the license in November 2024. The Company is eligible to receive additional development and commercial milestone payments up to $1.5 million and $17.5 million, respectively, a 5.0% percent royalty on net sales, and sublicensing revenues of 50%.

Index
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to significant risks and uncertainties. There is no guarantee that our clinical development programs will be successful or result in the necessary regulatory approvals. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” herein and under “Risk Factors” in our 2024 Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report and in our 2024 Form 10-K.
Overview
We are a clinical-stage pharmaceutical company dedicated to the discovery, development, and commercialization of innovative therapies for the treatment of solid tumors and other major diseases. Our investigational product, certepetide (formerly known as LSTA1 or CEND-1), is designed to activate a novel uptake pathway that allows co-administered or tethered (i.e., molecularly bound) anti-cancer drugs to target and penetrate solid tumors more effectively. Certepetide actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are expected to remain unaffected. Certepetide has also been shown to modify the tumor microenvironment (“TME”) by reducing T-regulatory cells and augmenting cytotoxic T cells, thereby making tumors more susceptible to immunotherapies while also inhibiting the metastatic cascade (i.e., the spread of cancer to other parts of the body). We, our collaborators and other researchers have amassed and continue to amass significant non-clinical data demonstrating enhanced delivery of a range of existing and emerging anti-cancer therapies, including chemotherapeutics, immunotherapies, and RNA-based therapeutics. To date, certepetide has also demonstrated favorable safety, tolerability and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy for pancreatic cancer. We are exploring certepetide as a means to enable a variety of therapeutic modalities to treat a range of solid tumors more effectively. Currently, certepetide is the subject of several Phase 2 clinical studies being conducted globally in a variety of solid tumor types, including metastatic pancreatic ductal adenocarcinoma (mPDAC), cholangiocarcinoma, appendiceal cancer, colon cancer and glioblastoma multiforme in combination with a variety of anti-cancer regimens.
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
Targeted Solid Tumor Penetration via CendR Active Transport
Many solid tumor cancers, including, for example, pancreatic ductal adenocarcinoma (“PDAC”) and cholangiocarcinoma, are surrounded by dense fibrotic tissue, known as the tumor stroma. This stroma often limits the penetration of anti-cancer therapies including chemotherapy into the tumor and thus limits their efficacy. Emerging immunotherapies, including but not limited to checkpoint inhibitors and adoptive cell therapies (e.g., chimeric antigen receptor T cells (CAR-Ts)), also face challenges in effectively treating solid tumors. Many tumors exhibit an immunosuppressive TME, which suppresses a patient's immune system and can thus limit the effectiveness of immunotherapies and/or contribute to metastases. These factors, i.e., the combination of a dense stroma and an immunosuppressive TME, negatively impact the ability of many therapeutic agents to optimally treat these cancers.
To address the tumor stroma’s role as a key impediment to effective treatment, our approach is to activate the C-end rule (“CendR”), or CendR active transport mechanism, a naturally occurring transport system. Our investigational drug, certepetide (a specific, proprietary internalizing R-G-D or iRGD peptide), activates this transport system in a tumor-specific manner (Sugahara, Science, 2010). Certepetide enables more selective and efficient uptake of systemically administered anti-cancer drugs resulting in more intratumoral drug accumulation. The overall expected result is enhanced anticancer activity without an increase in systemic adverse side effects. While it is possible to couple/tether or conjugate some anticancer drugs to certepetide, we believe that our initial approach of co-administration of certepetide with anti-cancer therapies is advantageous. Co-administration does not create a new chemical entity (“NCE”) with its attendant development and regulatory hurdles, thereby providing an anticipated faster-to-clinic and faster-to-market product opportunity for a range of combination therapies. That said, an attractive life-cycle management strategy for certepetide would be to molecularly bind it to a variety of anti-cancer agents (as an alternative to co-administration), thereby creating new NCEs with the potential for distinct patent protection, compositionally or otherwise.
Certepetide has demonstrated favorable safety, tolerability, and activity to date in clinical trials enhancing the selective delivery of standard-of-care chemotherapies for mPDAC. Certepetide’s cancer targeting characteristics may also enable

Index
emerging solid tumor treatment modalities to prove more effective. For example, preliminary results of certepetide in combination with both immunotherapy and chemotherapy are promising.
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
Clinically, certepetide was the subject of a completed Phase 1b/2a trial inclusive of 31 first-line mPDAC patients, of which 29 were evaluable. Results from the trial showed that the safety profile of the certepetide combination regimen was similar to standard of care (“SoC”) chemotherapy alone, with certepetide being well-tolerated with no dose limiting toxicities. An Objective Response Rate (“ORR”) of 59% was observed, compared to the 23% ORR observed in the “MPACT” clinical trial that served as the basis for approval of the chemotherapy combination nab-paclitaxel and gemcitabine for the treatment of first line mPDAC (Von Hoff, et al. 2013). A Disease Control Rate (“DCR”) (partial and complete responses plus stable disease) of over 79% was also observed in comparison to a DCR of 48% observed in the MPACT trial. Reduction in the level of circulating tumor biomarker CA19-9 was observed in 96% of patients versus 61% in the MPACT trial. Importantly, median progression-free survival and median overall survival of nearly ten months and over thirteen months were observed versus less than six months and less than nine months, respectively, in the MPACT trial. These results have been published in The Lancet Gastroenterology and Hepatology (Dean, et al. 2022).
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
Finally, certepetide is also the subject of a Phase 2 trial in first-line mPDAC patients, the ASCEND trial. ASCEND is being conducted in collaboration with the Australasian Gastrointestinal Clinical Trials Group (AGITG) and the University of Sydney at 25 sites in Australia and New Zealand. The Phase 2 double-blind, randomized (2:1), placebo-controlled, multi-center ASCEND trial is evaluating certepetide in combination with SoC chemotherapy (gemcitabine and nab-paclitaxel) for the treatment of mPDAC. The original ASCEND protocol included one dosing scheme for certepetide. Following the acquisition of Cend Therapeutics and, by extension, certepetide in September 2022, Lisata collaborated with AGITG to amend the protocol to ensure it respected international regulatory standards. Thus, endpoints typically recognized by regulators as primary in registration studies and more effective in guiding next stages of clinical development (e.g., overall survival), were added. The amended protocol was designed to assess the efficacy of two different dosing regimens of certepetide in two separate cohorts: Cohort A, with 95 patients receiving a single intravenous (IV) dose of certepetide 3.2 mg/kg or placebo in combination with SoC, and Cohort B, with 63 patients receiving two IV doses of certepetide 3.2 mg/kg or placebo administered 4 hours apart in combination with SoC. The preliminary data from Cohort A were reported at the ASCO GI meeting on January 24, 2025, demonstrating a median overall survival (mOS) of 12.68 months for the certepetide treated group, compared to 9.72 months for the placebo treated group. Despite a numerical trend in 6-month PFS favoring the certepetide treatment group, no significant improvement in median PFS was observed (mPFS of 5.5 months in both groups). However, the objective response rate (ORR) benefit are positive with 4/65 (6.2%) complete responses in the certepetide treated group, compared to 0/28 (0%) the placebo

Index
treated group. The adverse event profile of Cohort A was similar in subjects treated with certepetide and placebo confirming previous observations of certepetide’s benign safety profile. Preliminary data from Cohort B will be presented at the ESMO-GI meeting in July 2025 with a final analysis of both cohorts available thereafter.
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
LPI
Final 6-month PFS/OS data
Phase 2a [EST, LATV, LTU]
First-line GBM
Enrolling
Safety run-in analysis
LPI
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

Index

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and March 31, 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Operating Expenses:
Research and development	$2,602	$3,241	$(639)
General and administrative	3,245	3,360	(115)
Total operating expenses	5,847	6,601	(754)
Loss from operations	(5,847)	(6,601)	754
Total other income	161	402	(241)
Benefit from income taxes	(962)	(798)	164
Net loss	$(4,724)	$(5,401)	$677
 Overall, net losses were $4.7 million for the three months ended March 31, 2025, compared to $5.4 million for the three months ended March 31, 2024.
Operating Expenses
For the three months ended March 31, 2025, operating expenses totaled $5.8 million, compared to $6.6 million for the three months ended March 31, 2024, representing a decrease of $0.8 million or 11.4%. Operating expenses are comprised of the following:
•Research and development expenses were approximately $2.6 million for the three months ended March 31, 2025, compared to $3.2 million for the three months ended March 31, 2024, representing a decrease of $0.6 million or 19.7%. This was primarily due to a reduction in clinical research organization (“CRO”) expenses and site expenses associated with our Phase 2a proof-of-concept Bolster trial and lower spend on chemistry, manufacturing and controls (“CMC”).
•General and administrative expenses were approximately $3.2 million for the three months ended March 31, 2025, compared to $3.4 million for the three months ended March 31, 2024, representing a decrease of $0.1 million or 3.4%. This was primarily due to one off settlement costs in the prior year partially offset by an increase in consulting expenses and severance costs in the current year.
Historically, to minimize our use of cash, we have used a variety of equity instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.
Other Income (Expense)
Total other income (expense) is comprised primarily of investment income from cash, cash equivalents and marketable securities and losses on sales of our New Jersey net operating losses for the three months ended March 31, 2025 and 2024.
Income Tax Benefit
In January 2025, we received final approval from the New Jersey Economic Development Authority (“NJEDA”) under the Technology Business Tax Certificate Transfer Program (the “Program”) to sell a percentage of our NJ NOLs, which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $0.9 million. The $1.0

Index
million of our NJ NOL tax benefits have been recorded as a benefit from income taxes and the loss on sale of $0.1 million recorded in other income (expense).
In March 2024, we received final approval from the NJEDA under the Program to sell a percentage of our NJ NOLs, which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $0.7 million. The $0.8 million of NJ NOLs related tax benefits have been recorded as a benefit from income taxes and the loss on sale of $0.1 million recorded in other income (expense).

Index
Analysis of Liquidity and Capital Resources
As of March 31, 2025, we had cash, cash equivalents and marketable securities of approximately $25.8 million, working capital of approximately $24.8 million, and stockholders’ equity of approximately $25.4 million.
During the three months ended March 31, 2025, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash (used in) or provided by, operating, investing and financing activities were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(5,402)	$(7,027)
Net cash provided by investing activities	9,431	6,436
Net cash used in financing activities	(23)	(142)

Operating Activities
Our cash used in operating activities during the three months ended March 31, 2025 was $5.4 million, which is comprised of (i) our net loss of $4.7 million, adjusted for non-cash expenses totaling $0.5 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities), and (ii) changes in operating assets and liabilities using approximately $1.2 million.
Our cash used in operating activities during the three months ended March 31, 2024 was $7.0 million, which is comprised of (i) our net loss of $5.4 million, adjusted for non-cash expenses totaling $0.4 million (which includes adjustments for equity-based compensation, depreciation and amortization, loss from equity method investment, and amortization/accretion of marketable securities) and (ii) changes in operating assets and liabilities using approximately $2.1 million.
Investing Activities
Our cash provided by investing activities during the three months ended March 31, 2025 totaled $9.4 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities).
Our cash provided by investing activities during the three months ended March 31, 2024 totaled $6.4 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities) partially offset by an investment of $0.1 million in Impilo Therapeutics.
Financing Activities
Our cash used in financing activities during the three months ended March 31, 2025 totaled $23.0 thousand and consisted primarily of tax withholding-related payments on net share settlement equity awards to employees of $0.2 million partially offset by $0.2 million in proceeds from the issuance of shares through our ATM Agreement (as defined below).
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

Index

On June 4, 2021, we entered into the ATM Agreement with H.C. Wainwright & Co., LLC as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million. As of the date of this filing and so long as our public float remains below $75.0 million, we are subject to limitations pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount we can offer to up to one-third of our public float during any trailing 12-month period. Subsequent to the filing of a prospectus supplement to our Registration Statement on Form S-3 (File No. 333-279034) relating to the at the market offering on August 21, 2024, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $29.6 million. Pursuant to the Baby Shelf Limitation, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of such prospectus supplement filing, the aggregate amount of securities that we are permitted to offer and sell is now $9,855,890, which was equal to one-third of the aggregate market value of our common stock held by non-affiliates as of August 20, 2024. If our public float exceeds $75.0 million on a future measurement date, the Company will no longer be subject to the Baby Shelf Limitation. During the three months ended March 31, 2025, we issued 55,578 shares of common stock under the ATM Agreement for net proceeds of $211,369. Since inception, we have issued 123,751 shares of common stock under the ATM Agreement for net proceeds of $492,216.
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2025, compared to those reported in our 2024 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4.  CONTROLS AND PROCEDURES
(a)  Disclosure Controls and Procedures
Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, who serves as our principal executive officer, and our Senior Vice President, Finance and Treasury and Chief Accounting Officer, who serves as our principal financial officer (together, the “Evaluating Officers”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
As of March 31, 2025, we evaluated, with the participation of our management, including our Evaluating Officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Index
PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously reported in our 2024 Form 10-K. See the risk factors set forth in our 2024 Annual Report on Form 10-K under the caption “Item 1A - Risk Factors.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The Exhibit Index appearing immediately after the signature page to this Form 10-Q is incorporated herein by reference.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LISATA THERAPEUTICS, INC.
May 8, 2025	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President & Chief Executive Officer (Principal Executive Officer)
May 8, 2025	By: /s/ James Nisco Name: James Nisco Title: SVP, Finance and Treasury and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

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