Form 10-Q
period 2025-06-30
LISATA THERAPEUTICS, INC.
filed 2025-08-07
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 7, 2025
Common stock, $0.001 par value per share	8,755,948	shares

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

Index

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Cash and cash equivalents	$16,835	$16,209
Marketable securities	5,135	15,036
Accounts receivable	501	900
Prepaid and other current assets	2,414	2,433
Total current assets	24,885	34,578
Property and equipment, net	48	72
Acquired license - intangible, net	157	192
Other assets	70	160
Total assets	$25,160	$35,002

LIABILITIES, NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$782	$1,284
Accrued liabilities	3,531	4,329
Total current liabilities	4,313	5,613
Other long-term liabilities	72	72
Total liabilities	4,385	5,685
Commitments and Contingencies (Note 14)

Stockholders' Equity
Common stock, $0.001 par value, authorized 500,000,000 shares; issued 8,627,202 and 8,409,582 shares at June 30, 2025 and December 31, 2024, respectively; and outstanding, 8,626,464 and 8,408,844 shares at June 30, 2025 and December 31, 2024, respectively	9	8
Additional paid-in capital	579,227	578,418
Treasury stock, at cost; 738 shares at June 30, 2025 and December 31, 2024	(708)	(708)
Accumulated deficit	(557,449)	(548,066)
Accumulated other comprehensive loss	(50)	(81)
Total Lisata Therapeutics, Inc. stockholders' equity	21,029	29,571
Non-controlling interests	(254)	(254)
Total equity	20,775	29,317
Total liabilities, non-controlling interests and stockholders' equity	$25,160	$35,002
See accompanying notes to consolidated financial statements.

Index

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$70	$—	$70	$—

Operating Expenses:
Research and development	2,253	2,601	4,856	5,842
General and administrative	2,685	2,922	5,930	6,282
Total operating expenses	4,938	5,523	10,786	12,124

Operating loss	(4,868)	(5,523)	(10,716)	(12,124)

Other income (expense):
Investment income, net	216	493	482	1,082
Other expense, net	(7)	(14)	(111)	(201)
Total other income	209	479	371	881

Net loss before benefit from income taxes and noncontrolling interests	(4,659)	(5,044)	(10,345)	(11,243)
Benefit from income taxes	—	—	(962)	(798)
Net loss	$(4,659)	$(5,044)	$(9,383)	$(10,445)
Less - net income (loss) attributable to noncontrolling interests	—	—	—	—
Net loss attributable to Lisata Therapeutics, Inc. common stockholders	$(4,659)	$(5,044)	$(9,383)	$(10,445)

Basic and diluted loss per share
Lisata Therapeutics, Inc. common stockholders	$(0.54)	$(0.61)	$(1.09)	$(1.26)

Weighted average common shares outstanding
Basic and diluted shares	8,605	8,308	8,604	8,301

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(4,659)	$(5,044)	$(9,383)	$(10,445)

Other comprehensive gain (loss):
Available for sale securities - net unrealized gain (loss)	4	4	3	(9)
Cumulative translation adjustment arising during the period	24	23	28	(26)
Total other comprehensive gain (loss)	28	27	31	(35)

Comprehensive loss attributable to Lisata Therapeutics, Inc. common stockholders	$(4,631)	$(5,017)	$(9,352)	$(10,480)

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at March 31, 2024	8,308	$8	$577,283	$(104)	$(533,482)	$(708)	$42,997	$(254)	$42,743
Net loss	—	—	—	—	(5,044)	—	(5,044)	—	(5,044)
Share-based compensation	—	—	237	—	—	—	237	—	237
Net proceeds from issuances of common stock	14	—	32	—	—	—	32	—	32
Unrealized gain on marketable securities	—	—	—	4	—	—	4	—	4
Foreign currency translation adjustment	—	—	—	23	—	—	23	—	23
Balance at June 30, 2024	8,322	$8	$577,552	$(77)	$(538,526)	$(708)	$38,249	$(254)	$37,995

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2023	8,151	$8	$576,971	$(42)	$(528,081)	$(708)	$48,148	$(254)	$47,894
Net loss	—	—	—	—	(10,445)	—	(10,445)	—	(10,445)
Share-based compensation	157	—	549	—	—	—	549	—	549
Net proceeds from issuances of common stock	14	—	32	—	—	—	32	—	32
Unrealized loss on marketable securities	—	—	—	(9)	—	—	(9)	—	(9)
Foreign currency translation adjustment	—	—	—	(26)	—	—	(26)	—	(26)
Balance at June 30, 2024	8,322	$8	$577,552	$(77)	$(538,526)	$(708)	$38,249	$(254)	$37,995

Index

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at March 31, 2025	8,621	$9	$578,923	$(78)	$(552,790)	$(708)	$25,356	$(254)	$25,102
Net loss	—	—	—	—	(4,659)	—	(4,659)	—	(4,659)
Share-based compensation	(22)	—	230	—	—	—	230	—	230
Net proceeds from issuances of common stock	28	—	74	—	—	—	74	—	74
Unrealized gain on marketable securities	—	—	—	4	—	—	4	—	4
Foreign currency translation adjustment	—	—	—	24	—	—	24	—	24
Balance at June 30, 2025	8,627	$9	$579,227	$(50)	$(557,449)	$(708)	$21,029	$(254)	$20,775

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2024	8,410	$8	$578,418	$(81)	$(548,066)	$(708)	$29,571	$(254)	$29,317
Net loss	—	—	—	—	(9,383)	—	(9,383)	—	(9,383)
Share-based compensation	129	—	516	—	—	—	516	—	516
Net proceeds from issuances of common stock	84	1	285	—	—	—	286	—	286
Proceeds from option exercise	4	—	8	—	—	—	8	—	8
Unrealized gain on marketable securities	—	—	—	3	—	—	3	—	3
Foreign currency translation adjustment	—	—	—	28	—	—	28	—	28
Balance at June 30, 2025	8,627	$9	$579,227	$(50)	$(557,449)	$(708)	$21,029	$(254)	$20,775

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,383)	$(10,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	769	691
Depreciation and amortization	87	91
Loss from equity method investment	—	100
Amortization/accretion on marketable securities	(61)	(285)
Changes in operating assets and liabilities:
Accounts receivable	399	—
Prepaid and other current assets	63	(352)
Other assets	90	83
Accounts payable, accrued liabilities and other liabilities	(1,322)	(2,193)
Net cash used in operating activities	(9,358)	(12,310)
Cash flows from investing activities:
Purchase of marketable securities	(9,180)	(28,515)
Sale of marketable securities	19,144	46,764
Purchase of property and equipment	(28)	—
Investment in Impilo Therapeutics	—	(100)
Net cash provided by investing activities	9,936	18,149
Cash flows from financing activities:
Proceeds from exercise of options	8	—
Tax withholding payments on net share settlement equity awards	(253)	(142)
Net proceeds from issuance of common stock	286	32
Net cash provided by (used in) financing activities	41	(110)
Effect of exchange rate changes on cash	7	(29)
Net increase in cash and cash equivalents	626	5,700
Cash and cash equivalents at beginning of period	16,209	22,593
Cash and cash equivalents at end of period	$16,835	$28,293

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
The Company's leadership team has amassed several decades of collective biopharmaceutical and pharmaceutical product development experience across a variety of therapeutic categories and at all stages of development, ranging from preclinical through to product registration and launch. The Company's goal is to develop and commercialize products that address important unmet medical needs.
The Company has a history of net operating losses and negative cash flows from its operating activities, and has cash, cash equivalents and marketable securities of approximately $22.0 million as of June 30, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its products currently in development. To manage capital for operating needs in the short-term, as previously disclosed, initiation of the FORTIFIDE study remains on hold and the Company has delayed commencement of certain Phase 3 readiness activities as it relates to chemistry, manufacturing and controls (“CMC”). The Company’s ongoing trials continue to progress as planned. The Company also identified certain operating efficiencies which had a positive impact on the cash flow forecast. The Company believes that, as a result, it currently has sufficient cash to meet its funding requirements over the next year. To meet our long-term liquidity needs, the Company expects that it will need additional financing by the fourth quarter of 2026, which could result in additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2025, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2024 and 2023 included in our 2024 Form 10-K. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the

Index
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
Concentration of Risks
The Company is subject to credit risk from its portfolio of cash, cash equivalents, accounts receivable and marketable securities. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government, thereby reducing credit risk exposure. Cash is held at major banks in the United States and may exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The goals of the Company's investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk, liquidity of investments sufficient to meet cash flow requirements, and a competitive after-tax rate of return. The Company’s accounts receivable balance as of June 30, 2025 and December 31, 2024 is primarily derived from its license agreement dated November 30, 2024, more fully described in Note 17. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.
Accounts Receivable
Accounts receivable is stated at historical cost, less allowance for credit losses. The Company records an expense based on a forward-looking current expected credit loss model to maintain its allowance for credit losses. When determining its allowance for trade accounts receivable, the Company considers the probability of recoverability of accounts receivable based on experience, taking into account current collection trends and general economic factors, including bankruptcy rates. The Company also considers future economic trends to estimate expected credit losses over the lifetime of the asset. Credit risks are assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts receivable balances with allowances generally increasing as the receivable ages. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as pending bankruptcies. Account balances are written off against the allowance when it is determined that the receivable will not be recovered. As of June 30, 2025 and December 31, 2024, there was no allowance for credit losses.

Index
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
Intangible Asset
The Company’s intangible asset consists of a single asset, a license agreement with Qilu Pharmaceutical, Co., Ltd. (“Qilu”) acquired in the Company's acquisition of Cend Therapeutics, Inc (the “Cend Merger”), with a value of $0.4 million. The intangible asset is stated at fair value and is amortized using the straight-line method over its estimated useful life of 5.00 years. Amortization expense was $18 thousand and $35 thousand for the three and six months ended June 30, 2025, respectively, and $18 thousand and $35 thousand for the three and six months ended June 30, 2024, respectively. The intangible asset is reviewed for potential impairment when events or circumstances indicate that carrying amounts may not be recoverable. The projected amortization expense is $71 thousand per year for the next 2.25 years.
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
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. If licenses are bundled with other performance obligations, the Company would utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company recognized $70 thousand and $0 revenue for the six months ended June 30, 2025 and 2024, respectively.

Index
Milestones
At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company or the Company’s collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the Company’s estimate of the overall transaction price. Any such adjustments are allocated on a cumulative catch-up basis to satisfied and partially satisfied performance obligations, with the consideration allocated to an ongoing performance obligation being recognized over the period of performance. For the three and six months ended June 30, 2025 and June 30, 2024, the Company has not recognized revenue related to milestones.
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
Note 3 – Available-for-Sale Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company's Consolidated Balance Sheets (in thousands):

	June 30, 2025				December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$5,136	$—	$(1)	$5,135	$16,025	$—	$(4)	$16,021
Money market funds	12,117	—	—	12,117	6,614	—	—	6,614
Agency bonds	—	—	—	—	613	—	—	613
Treasury bills	—	—	—	—	1,496	—	—	1,496
Municipal debt securities	—	—	—	—	905	—	—	905
Total	$17,253	$—	$(1)	$17,252	$25,653	$—	$(4)	$25,649

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in the Company's Consolidated Balance Sheets (in thousands):

	June 30, 2025	December 31, 2024
Cash equivalents	$12,117	$10,613
Marketable securities	5,135	15,036
Total	$17,252	$25,649

The following table summarizes the Company's portfolio of available-for-sale securities by contractual maturity (in thousands):

Index

	June 30, 2025
	Amortized Cost	Estimated Fair Value
Less than one year	$17,253	$17,252
Greater than one year	—	—
Total	$17,253	$17,252

Note 4 – Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Computer equipment	494	589
Leasehold improvements	72	72
Property and equipment, gross	566	661
Accumulated depreciation	(518)	(589)
Property and equipment, net	$48	$72

The Company’s results included depreciation expense of approximately $52 thousand and $56 thousand for the six months ended June 30, 2025 and 2024, respectively.

Note 5 – Income (Loss) Per Share
For the six months ended June 30, 2025 and 2024, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive in the periods presented. At June 30, 2025 and 2024, the Company excluded the following potentially dilutive securities (in thousands):

	June 30,
	2025	2024
Stock options	1,511	1,454
Warrants	1,497	1,422
Restricted stock units	325	354

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

Index

The Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$12,117	$—	$—	$12,117	$10,613	$—	$—	$10,613
Marketable securities - available-for-sale	—	5,135	—	5,135	—	15,036	—	15,036
	$12,117	$5,135	$—	$17,252	$10,613	$15,036	$—	$25,649

The carrying values of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of June 30, 2025 and December 31, 2024, due to the short maturity nature of these items.

Note 7 – Accrued Liabilities
Accrued liabilities as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Salaries, employee benefits and related taxes	$1,895	$2,640
Clinical and R&D related liabilities	1,112	1,333
Accounting & tax consulting liabilities	234	55
Operating lease liabilities — current	47	137
Other	243	164
Total	$3,531	$4,329

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

Index
Operating lease liabilities and right-of-use assets were recorded in the following captions of the Company's balance sheet as follows (in thousands):

	June 30, 2025	December 31, 2024
Right-of-Use Assets:
Other assets	$47	$138
Total Right-of-Use Assets	$47	$138

Operating Lease Liabilities:
Accrued liabilities	$47	$137
Total Operating Lease Liabilities	$47	$137

As of June 30, 2025, the weighted average remaining lease term for the Company's operating lease was 0.25 years, and the weighted average discount rate for the Company's operating lease was 9.625%. As of December 31, 2024, the weighted average remaining lease term for the Company's operating lease was 0.75 years, and the weighted average discount rate for the Company's operating lease was 9.625%.
Future minimum lease payments under the lease agreement as of June 30, 2025 were as follows (in thousands):

Years ended	Operating Leases
2025	48
Total lease payments	48
Less: Amounts representing interest	(1)
Present value of lease liabilities	$47

Note 9 – Stockholders' Equity
Equity Issuances
At The Market Offering Agreement
On June 4, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $50.0 million. As of the date of this filing and so long as the Company’s public float remains below $75.0 million, the Company is subject to limitations pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount the Company can offer to up to one-third of its public float during any trailing 12-month period. Subsequent to the filing of a prospectus supplement to the Company's Registration Statement on Form S-3 (File No. 333-279034) relating to the at the market offering on August 21, 2024, the aggregate market value of its outstanding common stock held by non-affiliates was approximately $29.6 million. Pursuant to the Baby Shelf Limitation, since the aggregate market value of the Company's outstanding common stock held by non-affiliates was below $75.0 million at the time of such prospectus supplement filing, the aggregate amount of securities that the Company is permitted to offer and sell is now $9,855,890, which is equal to one-third of the aggregate market value of our common stock held by non-affiliates as of August 20, 2024. If the Company’s public float exceeds $75.0 million on a future measurement date, it will no longer be subject to the Baby Shelf Limitation. During the six months ended June 30, 2025, the Company issued 68,496 shares of common stock under the ATM Agreement for net proceeds of $247,496. Since inception through June 30, 2025, the Company has issued 136,669 shares of common stock under the ATM Agreement for net proceeds of $528,343.

Index
Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the six months ended June 30, 2025:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2024	1,440,535	$8.82	5.46	$157.0	1,496,744	$40.52	1.29	$7.5

Changes during the period:
Granted	111,400	3.80			—	—
Exercised	(4,329)	1.88			—	—
Forfeited	(17,930)	3.53			—	—
Expired	(18,606)	201.38			—	—
Outstanding at June 30, 2025	1,511,070	$6.16	5.25	$142.7	1,496,744	$40.52	0.80	$1.5
Vested at June 30, 2025 or expected to vest in the future	1,501,693	$6.18	5.22	$142.7	1,496,744	$40.52	0.80	$1.5
Vested at June 30, 2025	1,344,062	$6.50	4.80	$140.3	1,496,744	$40.52	0.80	$1.5

Restricted Stock
During the six months ended June 30, 2025 and 2024, the Company issued restricted stock for services as follows (in thousands, except share data):

	Six Months Ended June 30,
	2025	2024
Number of shares of restricted stock issued	215,550	203,800
Value of restricted stock issued	$819	$628

The weighted average estimated fair value of restricted stock issued for services in the six months ended June 30, 2025 and 2024 was $3.80 and $3.08 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally between one year and four years.

The following is a summary of the changes in non-vested restricted stock for the six months ended June 30, 2025:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2024	228,428	$3.67

Changes during the Year:
Granted	215,550	$3.80
Vested	(161,492)	$4.20
Forfeited	(17,450)	$3.50
Non-vested at June 30, 2025	265,036	$3.46

Index
Restricted Stock Units
During the six months ended June 30, 2025 and 2024, the Company issued restricted stock units for services as follows (in thousands, except share data):

	Six Months Ended June 30,
	2025	2024
Number of restricted stock units issued	78,945	205,300
Value of restricted stock units issued	$300	$632

The weighted average estimated fair value of restricted stock units issued for services in the six months ended June 30, 2025 and 2024 was $3.80 and $3.08 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.
The following is a summary of the changes in non-vested restricted stock units for the six months ended June 30, 2025:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2024	103,800	$3.28

Changes during the Year:
Granted	78,945	$3.80
Vested	(97,400)	$3.08
Forfeited	—	$—
Non-vested at June 30, 2025	85,345	$3.98

Note 10 – Share-Based Compensation
Share-Based Compensation
The Company utilizes share-based compensation in the form of stock options, restricted stock, restricted stock units and warrants. The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$27	$37	$153	$123
General and administrative	212	200	616	568
Total share-based compensation expense	$239	$237	$769	$691

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at June 30, 2025 were as follows (in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$310	$167	$732
Expected weighted-average period in years of compensation cost to be recognized	2.00	0.51	2.11

Index
Total fair value of shares vested and the weighted average estimated fair values of shares granted for the six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Stock Options		Warrants
	Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total fair value of shares vested	$264	$201	$150	$—
Weighted average estimated fair value of shares granted	$2.60	$2.16	$—	$—

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
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, "Income Taxes", requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, the Company will evaluate all deferred tax balances under the newly enacted tax law and identify any other changes required to its financial statements as a result of the OBBBA. The Company is still evaluating the impact of the OBBBA and will continue to monitor the possible future impact of changes in tax legislation. The Company does not expect this to have a material impact to the financial statements.
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
The Company had revenue of $70 thousand and $70 thousand for the three and six months ended June 30, 2025, respectively, and $0 and $0 for the three and six months ended June 30, 2024, respectively. Depreciation and amortization expense was $44 thousand and $87 thousand for the three and six months ended June 30, 2025, respectively and $45 thousand and $91 thousand for the three and six months ended June 30, 2024, respectively. Equity method investment expense was $0 and $0 for the three and six months ended June 30, 2025, respectively, and $0 and $100 thousand for the three and six months ended June 30, 2024, respectively.

Index

The following table illustrates our segment information for significant operating expenses and includes a reconciliation to net loss for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$70	$—	$70	$—

Operating Expenses:
Research and development by significant expense:
BOLSTER trial	605	1,075	1,393	2,345
ASCEND trial	32	94	53	138
Chemistry, manufacturing and controls	167	284	387	939
Clinical department	991	1,056	2,148	2,190
Other (1)	458	92	875	230
Research and development	2,253	2,601	4,856	5,842

General and administrative by significant expense:
Corporate	1,157	1,272	2,302	2,404
Investor relations/public relations/communications	309	347	640	632
Finance	538	585	1,167	1,165
Legal	327	239	551	909
Business development	140	145	267	317
Share based compensation expense	212	200	616	568
Other (2)	2	134	387	287
General and administrative	2,685	2,922	5,930	6,282

Operating loss	(4,868)	(5,523)	(10,716)	(12,124)

Other income, net	209	479	371	881
Benefit from income taxes	—	—	(962)	(798)
Net loss	$(4,659)	$(5,044)	$(9,383)	$(10,445)

Cash and marketable securities			$21,970	$38,262
(1) Included in Other are the GBM study, FORTIFIDE study and research oncology expenses
(2) Included in Other are facilities expense, human resource and information technology expenses

Note 13 – Australia Research and Development Tax Incentive

The Company’s Australian subsidiary, which conducts core research and development activities, is eligible to receive a refundable tax incentive between 43.5% to 48.5% (depending upon the income tax rate) for qualified research and development activities. As of June 30, 2025 and December 31, 2024, the Company had $0.7 million and $0.6 million, respectively, recorded as an income tax incentive receivable in prepaid and other current assets in the consolidated balance sheets, as the Company determined that the expenses met the eligibility criteria and the amounts claimed are expected to be received shortly after the related tax returns are filed.

Index

Note 14 – Commitments and Contingencies
Second Amended and Restated Employment Agreement
On June 10, 2025, the Company entered into an amended and restated employment agreement with David J. Mazzo, Ph.D., the Company’s Chief Executive Officer (the “Mazzo Second Amended and Restated Employment Agreement”). The Mazzo Second Amended and Restated Employment Agreement supplements and amends the Amended and Restated Employment Agreement, dated and effective as of March 19, 2021, between Dr. Mazzo and the Company.
The Mazzo Second Amended and Restated Employment Agreement: (i) amends Dr. Mazzo’s base salary to $717,229 from $633,032 and removed the non-accountable expense allowance of $12,000 per year, (ii) clarifies that a material reduction in Dr. Mazzo’s base salary is included in the definition of “Good Reason”, (iii) amends that in the event of Dr. Mazzo’s termination from the Company within two years following a Change in Control (as defined therein), any determination on (a) whether Dr. Mazzo’s termination constitutes a termination with or without Cause (as defined therein) or with or without Good Reason (as defined therein) and (b) Dr. Mazzo’s entitlement to the separation benefits and payments described therein, will be determined by the board of directors of the Company as constituted immediately prior to such Change in Control, which board may delegate its authority to a qualified independent third party, (iv) amends Dr. Mazzo’s COBRA benefit coverage after the date of termination to monthly reimbursement payments for the cost of Dr. Mazzo’s group health plan coverage, except in the event that such payment would incur tax penalties to the Company, violate applicable nondiscrimination requirements or in the event that the Company terminates the group health plan, in which case the Company will pay Dr. Mazzo a lump-sum cash payment equal to the aggregate cost of the remaining reimbursement payments less required withholdings, (v) amends the form of payment of Dr. Mazzo’s bonus payments in the event of a termination not in connection to a Change in Control to a lump-sum payment, (vi) amends the definition of “Change in Control” therein to include the approval by the shareholders of the Company of any plan of complete liquidation of the Company, provided that the Change in Control meets all of the requirements of a “change in control” within the meaning of Treasury Regulation §1.409A-3(i)(5), (vii) clarifies that the base salary severance payments, to the extent that the payments are in the aggregate less than or equal to twice the compensation limit under Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the “Code”), comply with the involuntary separation pay plan exception to Section 409A of the Code, and further clarifies that Dr. Mazzo may receive such severance payments as a lump sum payment on the next payroll period following the date of his termination from employment; and (viii) clarifies other technical terms for compliance with Section 409A of the Code.
Amended and Restated Employment Agreement
On June 10, 2025, the Company entered into an amended and restated employment agreement with Kristen K. Buck, M.D., the Company’s Vice President, R&D and Chief Medical Officer (the “Buck Amended and Restated Employment Agreement”). The Buck Amended and Restated Employment Agreement supplements and amends the Employment Agreement, dated and effective as of July 26, 2021, between Dr. Buck and the Company.
The Buck Amended and Restated Employment Agreement: (i) amends Dr. Buck’s base salary to $599,342 from $550,000, (ii) clarifies that a material reduction in Dr. Buck’s base salary is included in the definition of “Good Reason”, (iii) amends that in the event of Dr. Buck’s termination from the Company within two years following a Change in Control (as defined therein), any determination on (a) whether Dr. Buck’s termination constitutes a termination with or without Cause (as defined therein) or with or without Good Reason (as defined therein) and (b) Dr. Buck’s entitlement to the separation benefits and payments described therein, will be determined by the board of directors of the Company as constituted immediately prior to such Change in Control, which board may delegate its authority to a qualified independent third party, (iv) amends Dr. Buck’s COBRA benefit coverage after the date of termination to monthly reimbursement payments for the cost of Dr. Buck group health plan coverage, except in the event that such payment would incur tax penalties to the Company, violate applicable nondiscrimination requirements or in the event that the Company terminates the group health plan, in which case the Company will pay Dr. Buck a lump-sum cash payment equal to the aggregate cost of the remaining reimbursement payments less required withholdings, (v) amends Dr. Buck’s bonus payments in the event of a termination not in connection to a Change in Control such that the amount will not be pro-rated for the number of days Dr. Buck was employed in the year of termination of employment, (vi) amends the definition of “Change in Control” therein to include the approval by the shareholders of the Company of any plan of complete liquidation of the Company, provided that the Change in Control meets all of the requirements of a “change in control” within the meaning of Treasury Regulation §1.409A-3(i)(5), (vii) clarifies that the base salary severance payments, to the extent that the payments are in the aggregate less than or equal to twice the compensation limit under Section 401(a)(17) of the Code comply with the involuntary separation pay plan exception to Section 409A of the Code, and further clarifies that Dr. Buck may receive such severance payments as a lump sum payment on the next payroll period following the date of her termination from employment; and (viii) clarifies other technical terms for compliance with Section 409A of the Code.

Index
Amended and Restated Separation Benefits Agreement
On June 10, 2025, the Company entered into an amended and restated separation benefits agreement with James Nisco, Senior Vice President Finance and Treasury and Chief Accounting Officer of the Company (the “Nisco Amendment”). The Nisco Amendment supplements and amends the separation benefits provided in the Non-Change in Control Separation Pay Agreement between the Company and Mr. Nisco, dated as of December 24, 2024, and the severance agreement between Mr. Nisco and the Company, dated and effective as of September 12, 2016, and further amended on March 25, 2022.
The Nisco Amendment: (i) amends the definition of “Change in Control” therein to include the approval by the shareholders of the Company of any plan of complete liquidation of the Company, provided that the Change in Control meets all of the requirements of a “change in control” within the meaning of Treasury Regulation §1.409A-3(i)(5), (ii) includes a condition that Mr. Nisco’s right to the severance payments and benefits described therein are subject to Mr. Nisco’s timely execution and non-revocation of a general release of claims within sixty days following Mr. Nisco’s termination or such shorter time period set forth therein, (iii) amends Mr. Nisco’s COBRA benefit coverage after the date of termination to monthly reimbursement payments for the cost of Mr. Nisco’s group health plan coverage, except in the event that such payment would incur tax penalties to the Company, violate applicable nondiscrimination requirements or in the event that the Company terminates the group health plan, in which case the Company will pay Mr. Nisco a lump-sum cash payment equal to the aggregate cost of the remaining reimbursement payments less required withholdings, (iv) amends that in the event of Mr. Nisco’s termination from the Company within two years following a Change in Control (as defined therein), any determination on (a) whether Mr. Nisco’s termination constitutes a termination with or without Cause (as defined therein) or with or without Good Reason (as defined therein) and (b) Mr. Nisco’s entitlement to the separation benefits and payments described therein, will be determined by the board of directors of the Company as constituted immediately prior to such Change in Control, which board may delegate its authority to a qualified independent third party, (v) clarifies that the base salary severance payments, to the extent that the payments are in the aggregate less than or equal to twice the compensation limit under Section 401(a)(17) of the Code, comply with the involuntary separation pay plan exception to Section 409A of the Code, and further clarifies that Mr. Nisco may receive such severance payments as a lump sum payment on the next payroll period following the date of his termination from employment; and (vi) clarifies other technical terms for compliance with Section 409A of the Code.
Amended and Restated Separation Benefits Agreement
On June 10, 2025, the Company entered into an amended and restated separation benefits agreement (the “Imam Amendment”) with Tariq Imam, Senior Vice President, Business Development and Operations and General Counsel of the Company. The Imam Amendment supplements and amends the separation benefits provided in the Non-Change in Control Separation Pay Agreement between the Company and Mr. Imam, dated as of December 24, 2024, effective as of February 1, 2025 (the “Imam Non-Change in Control Separation Pay Agreement”) and the severance agreement between Mr. Imam and the Company, dated as of March 25, 2022 (the “Imam Severance Agreement”).
Imam Severance Agreement
Pursuant to the Imam Severance Agreement, Mr. Imam is entitled to receive certain payments following his termination from the Company in specific circumstances. If Mr. Imam terminates his employment for Good Reason (as defined in the Imam Severance Agreement) during the period commencing on the effective date of a Change in Control (as defined in the Imam Severance Agreement) and ending on the second anniversary of the effective date of a Change in Control (as defined in the Imam Severance Agreement), or the Company terminates Mr. Imam’s employment without Cause (as defined in the Imam Severance Agreement) (other than by reason of his death or disability), the Company will (a) continue to pay Mr. Imam’s current base salary of $356,000 (the “Imam Salary Payment”) for 12 months following the date the termination becomes effective (the "Imam Severance Period"), commencing on the next payroll period following the date the termination becomes effective and (b) pay Mr. Imam a lump-sum equal to 100% of Mr. Imam’s then annual target bonus on the next payroll period following the date the termination becomes effective (the “Imam Cash Severance”) and (c) pay monthly the monthly premium amount for continued COBRA coverage. If the Company may not pay Mr. Imam’s COBRA premiums without incurring tax penalties or violating any requirement of law, the Company shall use its commercially reasonable best efforts to provide Mr. Imam with substantially similar assistance in an alternative manner (the “Imam COBRA Payments”), provided that the cost of doing so does not exceed the cost that the Company would have incurred had the Company been able to pay the COBRA premiums on Mr. Imam’s behalf. In addition to the Imam Salary Payment, Imam Cash Severance and the Imam COBRA Payments, the Company shall (i) fully vest as of the date the termination becomes effective, all outstanding unvested equity awards, including options granted to Mr. Imam; and (ii) extend the exercise date of the options to the earlier of the one-year anniversary of the date the termination becomes effective and the original expiration date of the options.

Index
Imam Non-Change in Control Separation Pay Agreement
Pursuant to the Imam Non-Change in Control Separation Pay Agreement, Mr. Imam is entitled to a salary continuation of his current base salary of $356,000 for 12 months from the date of his termination, as well as a lump-sum cash payment of 100% of his then annual target bonus on the next payroll period following the date the termination becomes effective. Mr. Imam is also entitled to payment of accrued but unpaid paid time off and wages up to the date of termination and monthly COBRA coverage reimbursements for 12 months from the date of termination. The Imam Non-Change in Control Separation Pay Agreement also provides an extension of the time period for exercising any fully vested option awards to the earlier of the one-year anniversary of the date the termination becomes effective and the original expiration date of the options.
The Imam Amendment: (i) amends the definition of “Change in Control” therein to include the approval by the shareholders of the Company of any plan of complete liquidation of the Company, provided that the Change in Control meets all of the requirements of a “change in control” within the meaning of Treasury Regulation §1.409A-3(i)(5), (ii) includes a condition that Mr. Imam’s right to the severance payments and benefits described therein are subject to Mr. Imam’s timely execution and non-revocation of a general release of claims within sixty days following Mr. Imam’s termination or such shorter time period set forth therein, (iii) amends Mr. Imam’s COBRA benefit coverage after the date of termination to monthly reimbursement payments for the cost of Mr. Imam’s group health plan coverage, except in the event that such payment would incur tax penalties to the Company, violate applicable nondiscrimination requirements or in the event that the Company terminates the group health plan, in which case the Company will pay Mr. Imam a lump-sum cash payment equal to the aggregate cost of the remaining reimbursement payments less required withholdings, (iv) clarifies that in the event of Mr. Imam’s termination from the Company within two years following a Change in Control (as defined therein), any determination on (a) whether Mr. Imam’s termination constitutes a termination with or without Cause (as defined therein) or with or without Good Reason (as defined therein) and (b) Mr. Imam’s entitlement to the separation benefits and payments described therein, will be determined by the board of directors of the Company as constituted immediately prior to such Change in Control, which board may delegate its authority to a qualified independent third party, (v) clarifies that the base salary severance payments, to the extent that the payments are in the aggregate less than or equal to twice the compensation limit under Section 401(a)(17) of Code, comply with the involuntary separation pay plan exception to Section 409A of the Code, and further clarifies that Mr. Imam may receive such severance payments as a lump sum payment on the next payroll period following the date of his termination from employment and (vi) clarifies other technical terms for compliance with Section 409A of the Code.
Legal Proceedings and Claims
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

Index
On March 15, 2024, the Company purchased a Simple Agreement for Future Equity ("SAFE") from Impilo for $100 thousand. On July 12, 2024, the Company purchased an additional SAFE from Impilo for $30 thousand. As of June 30, 2025 and December 31, 2024, the Company owned 38.6% of Impilo. These investments were expensed under the equity method of accounting in the prior year in other expense, net in the accompanying statement of operations. The SAFE has a valuation cap of $30.0 million and an 80% discount rate.

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
SBP did not own shares of the Company’s common stock as of June 30, 2025.

Note 17 – Research Collaboration and License Agreements
Exclusive License and Collaboration Agreement - Qilu Pharmaceutical
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
On March 25, 2024, the Company entered into a settlement agreement with Lingmed whereby Lingmed is entitled to 5.0% of any future milestone payments received by the Company under the Qilu Agreement. In addition, Lingmed is entitled to a sum of $250 thousand with respect to the first future milestone received by the Company.
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

Note 18 – Subsequent Events
On July 15, 2025, the Company announced that it has been issued a patent from the United States Patent and Trademark Office covering the composition of matter of certepetide, more specifically, around its chemical structure and pharmacokinetic properties. The granted patent, U.S. Patent No. 12,351,653, further expands the Company’s intellectual property estate around certepetide and will expire in March 2040.

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
Our leadership team has amassed several decades of collective biopharmaceutical and pharmaceutical product development experience across a variety of therapeutic categories and at all stages of development from preclinical through to product registration and launch. Our goal is to develop and commercialize products that address important unmet medical needs.
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
Certepetide as a treatment for solid tumor cancers in combination with other anti-cancer agents
Certepetide is an investigational drug that actuates the CendR active transport mechanism. Certepetide has been shown to modify the TME, making it less immunosuppressive and thereby making the tumor more susceptible to attack by the immune system while also inhibiting the metastatic cascade. It targets tumor vasculature, endothelial cells, tumor cells and some intratumoral immunosuppressive cells by its selective affinity for alpha-v beta-3 and alpha-v beta-5 integrins that are upregulated on these cells. Certepetide is a nine amino acid cyclic proprietary internalizing RGD (“iRGD”) peptide that, once bound to these integrins, undergoes proteolytic cleavage to release a linear peptide fragment, called a CendR peptide fragment. After dissociation from the integrin receptor, the CendR peptide fragment then binds with high selectivity and affinity to an adjacent receptor, called neuropilin-1, also upregulated in solid tumors, to activate the novel uptake pathway that allows circulating anticancer drugs to more selectively and effectively penetrate solid tumors. The ability of certepetide and iRGD peptides to modify the TME to enhance delivery and efficacy of co-administered drugs has been demonstrated in many preclinical models in a range of solid tumors. Lisata, its collaborators, and research groups around the world have published nearly 400 scientific papers related to the benefits of internalizing RGD peptides and the CendR pathway.
Clinically, certepetide has been the subject of multiple Phase 1 and Phase 2 trials. These recent studies include a Phase 1b/2a study in first line mPDAC patients. Study CEND1-201 was conducted in China by our development partner, Qilu Pharmaceutical. Two dose levels of certepetide (1.6 and 3.2 mg/kg) were combined with SoC chemotherapy (gemcitabine and nab-paclitaxel). There were 55 patients in the study, 53 of whom were evaluable for efficacy. Twenty-five (25) patients were treated with 1.6 mg/kg certepetide, and 28 patients with 3.2 mg/kg certepetide. In the 1.6 mg/kg certepetide group, partial response occurred in 11/25 (44.0%) patients, and stable disease occurred in 12/25 (48%) patients. In the 3.2 mg/kg certepetide group, partial response occurred in 11/28 (39.3%) patients, and stable disease occurred in 12/28 (42.9%) patients. The ORR was 41.5% for all doses. The ORR was 44.0% and 39.3% in 1.6 mg/kg group and in 3.2 mg/kg group, respectively. The DCR was 86.8% for all doses. The DCR in 1.6 and 3.2 mg/kg groups was 92.0% and 82.1%, respectively. The median PFS was 5.82 months for all doses combined. The median PFS was 7.36 months and 5.75 months in 1.6 mg/kg group and in 3.2 mg/kg group, respectively. The median OS was 11.10 months for all doses combined. The median OS was 10.35 months and 11.10 months in 1.6 mg/kg group and in 3.2 mg/kg group, respectively. The adverse event profile at both dose levels was similar to that for SoC alone. Qilu has completed Phase 2 enrollment (n=96) in first line mPDAC in combination with SoC gemcitabine and nab-paclitaxel.
Currently, certepetide is also the subject of a Phase 2 trial in first-line mPDAC patients, the ASCEND trial. ASCEND is being conducted in collaboration with the Australasian Gastrointestinal Clinical Trials Group (AGITG) and the University of Sydney at 25 sites in Australia and New Zealand. The Phase 2 double-blind, randomized (2:1), placebo-controlled, multi-center ASCEND trial is evaluating certepetide in combination with SoC chemotherapy (gemcitabine and nab-paclitaxel) for the treatment of mPDAC. The original ASCEND protocol included one dosing scheme for certepetide. Following the acquisition of Cend Therapeutics and, by extension, certepetide in September 2022, Lisata collaborated with AGITG to amend the protocol to ensure it respected international regulatory standards. Thus, endpoints typically recognized by regulators as primary in registration studies and more effective in guiding next stages of clinical development (e.g., overall survival), were added. The amended protocol was designed to assess the efficacy of two different dosing regimens of certepetide in two separate cohorts: Cohort A, with 95 patients receiving a single intravenous (IV) dose of certepetide 3.2 mg/kg or placebo in combination with SoC, and Cohort B, with 63 patients receiving two IV doses of certepetide 3.2 mg/kg or placebo administered 4 hours apart in combination with SoC. The preliminary data from Cohort A were reported at the ASCO GI meeting on January 24, 2025, demonstrating a median overall survival (mOS) of 12.68 months for the certepetide treated group, compared to 9.72 months for the placebo treated group. Despite a numerical trend in 6-month PFS favoring the certepetide treatment group, no significant improvement in median PFS was observed (mPFS of 5.5 months in both groups). However, the objective response rate (ORR) benefit is positive with 4/65 (6.2%) complete responses in the certepetide treated group, compared to 0/28 (0%) the placebo treated group. The preliminary data from Cohort B were presented at the ESMO-GI meeting in July 2025, demonstrating a six-month progression-free survival (“6MPFS”) of 60.8% for the certepetide-treated group, whereas the 6MPFS in the placebo-treated group was 25%. Median progression-free survival (“mPFS”) was 7.5 months for the certepetide-treated group and 4.7 months for the placebo-treated group. Objective response rate (“ORR”) was 45.2% for the certepetide-treated group and 19% for the placebo-treated group. Median overall survival (“mOS”) was 10.32 months for the certepetide-treated group compared to 9.23 months for the placebo-treated group. A comparison of the preliminary data from Cohorts A and B indicates that the addition of two doses of certepetide (Cohort B regimen) to SoC chemotherapy resulted in a clinically meaningful improvement in both PFS and ORR for patients with mPDAC. These clinically significant findings provide compelling support for the continued and expedited investigation of certepetide as a novel therapeutic agent for the treatment of metastatic pancreatic cancer. The adverse event profile of Cohorts A and B has been similar in subjects treated with certepetide compared to placebo,

Index
confirming previous observations of certepetide’s benign safety profile. Final data and key findings from both cohorts of the ASCEND study are anticipated to be available later this year.
Additionally, certepetide is currently the subject of multiple ongoing and planned clinical trials being conducted globally in a variety of solid tumor types and in combination with several chemotherapy and immunotherapy anti-cancer regimens. The following diagram summarizes these studies.

Clinical Development Milestones

Key certepetide clinical milestones

1Q 2024
2Q 2024
3Q 2024
4Q 2024
1Q 2025
2Q 2025
3Q 2025
4Q 2025
1Q 2026
2Q 2026
ASCEND [AUS, NZ]
First-line mPDAC
Cohort A data
FDA EOP2 meeting
Cohort B data
Final Cohort A & B PFS/OS data
BOLSTER [USA]
First- and second-line CCA
1L CCA LPI
Achieved 6 months early
2L CCA FPI
2L CCA LPI
1L OS data
2L OS data target: mid-2026
CENDIFOX [USA]
Pancreatic, Colon and Appendiceal Cancers
PDAC cohort
Colon and Appendiceal cohorts
Preliminary data for Colon and Appendiceal cohorts
Qilu: Phase 1b/2a [CHN]
First-line mPDAC
Final data
iLSTA [AUS]
Locally advanced, non-resectable PDAC
LPI
Final 6-month PFS/OS data
Phase 2a [EST, LATV, LTU]
First-line GBM
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
- EOP2: End-of-Phase 2

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

Index
Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and June 30, 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Revenue	$70	$—	$70

Operating Expenses:
Research and development	2,253	2,601	(348)
General and administrative	2,685	2,922	(237)
Total operating expenses	4,938	5,523	(585)
Loss from operations	(4,868)	(5,523)	655
Total other income	209	479	(270)
Benefit from income taxes	—	—	—
Net loss	$(4,659)	$(5,044)	$385
 Overall, net losses were $4.7 million for the three months ended June 30, 2025, compared to $5.0 million for the three months ended June 30, 2024.
Revenue
For the three months ended June 30, 2025, revenue totaled $70 thousand in connection with an upfront license fee related to a research license agreement. We did not have any revenue for the three months ended June 30, 2024.
Operating Expenses
For the three months ended June 30, 2025, operating expenses totaled $4.9 million, compared to $5.5 million for the three months ended June 30, 2024, representing a decrease of $0.6 million or 10.6%. Operating expenses are comprised of the following:
•Research and development expenses were approximately $2.3 million for the three months ended June 30, 2025, compared to $2.6 million for the three months ended June 30, 2024, representing a decrease of $0.3 million or 13.4%. This was primarily due to a reduction in patient treatment costs and clinical research organization (“CRO”) expenses associated with our Phase 2a proof-of-concept Bolster trial and lower spend on chemistry, manufacturing and controls (“CMC”).
•General and administrative expenses were approximately $2.7 million for the three months ended June 30, 2025, compared to $2.9 million for the three months ended June 30, 2024, representing a decrease of $0.2 million or 8.1%. This was primarily due to savings resulting from elimination of an employee position and lower spend on consulting and travel and entertainment expenses.
Historically, to minimize our use of cash, we have used a variety of equity instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Index
Other Income (Expense)
Total other income (expense) is comprised primarily of investment income from cash, cash equivalents and marketable securities for the three months ended June 30, 2025 and 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table summarizes our results of operations for the six months ended June 30, 2025 and June 30, 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Revenue	$70	$—	$70

Operating Expenses:
Research and development	4,856	5,842	(986)
General and administrative	5,930	6,282	(352)
Total operating expenses	10,786	12,124	(1,338)
Loss from operations	(10,716)	(12,124)	1,408
Total other income	371	881	(510)
Benefit from income taxes	(962)	(798)	164
Net loss	$(9,383)	$(10,445)	$1,062
 Overall, net losses were $9.4 million for the six months ended June 30, 2025, compared to $10.4 million for the six months ended June 30, 2024.
Revenue
For the six months ended June 30, 2025, revenue totaled $70 thousand in connection with an upfront license fee related to a research license agreement. We did not have any revenue for the six months ended June 30, 2024.
Operating Expenses
For the six months ended June 30, 2025, operating expenses totaled $10.8 million, compared to $12.1 million for the six months ended June 30, 2024, representing a decrease of $1.3 million or 11.0%. Operating expenses are comprised of the following:
•Research and development expenses were approximately $4.9 million for the six months ended June 30, 2025, compared to $5.8 million for the six months ended June 30, 2024, representing a decrease of $1.0 million or 16.9%. This was primarily due to a reduction in clinical research organization (“CRO”) expenses, patient treatment costs and site expenses associated with our Phase 2a proof-of-concept Bolster trial and lower spend on chemistry, manufacturing and controls (“CMC”).
•General and administrative expenses were approximately $5.9 million for the six months ended June 30, 2025, compared to $6.3 million for the six months ended June 30, 2024, representing a decrease of $0.4 million or 5.6%. This was primarily due to one-off settlement costs in the prior year partially offset by severance costs in the current year.
Historically, to minimize our use of cash, we have used a variety of equity instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Index
Other Income (Expense)
Total other income (expense) is comprised primarily of investment income from cash, cash equivalents and marketable securities and losses on sales of our New Jersey net operating losses for the six months ended June 30, 2025 and 2024.
Income Tax Benefit
In January 2025, we received final approval from the New Jersey Economic Development Authority (“NJEDA”) under the Technology Business Tax Certificate Transfer Program (the “Program”) to sell a percentage of our NJ NOLs, which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $0.9 million. The $1.0 million of our NJ NOL tax benefits have been recorded as a benefit from income taxes and the loss on sale of $0.1 million recorded in other income (expense).
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

Index
Analysis of Liquidity and Capital Resources
As of June 30, 2025, we had cash, cash equivalents and marketable securities of approximately $22.0 million, working capital of approximately $20.6 million, and stockholders’ equity of approximately $21.0 million.
During the six months ended June 30, 2025, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash (used in) or provided by, operating, investing and financing activities were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(9,358)	$(12,310)
Net cash provided by investing activities	9,936	18,149
Net cash provided by (used in) financing activities	41	(110)

Operating Activities
Our cash used in operating activities during the six months ended June 30, 2025 was $9.4 million, which is comprised of (i) our net loss of $9.4 million, adjusted for non-cash expenses totaling $0.8 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities) and (ii) changes in operating assets and liabilities using approximately $0.8 million.
Our cash used in operating activities during the six months ended June 30, 2024 was $12.3 million, which is comprised of (i) our net loss of $10.4 million, adjusted for non-cash expenses totaling $0.6 million (which includes adjustments for equity-based compensation, depreciation and amortization, loss from equity method investment, and amortization/accretion of marketable securities) and (ii) changes in operating assets and liabilities using approximately $2.5 million.
Investing Activities
Our cash provided by investing activities during the six months ended June 30, 2025 totaled $9.9 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities).
Our cash provided by investing activities during the six months ended June 30, 2024 totaled $18.1 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities) partially offset by an investment of $0.1 million in Impilo Therapeutics.
Financing Activities
Our cash provided by financing activities during the six months ended June 30, 2025 totaled $41 thousand and consisted of $0.3 million in proceeds primarily from the issuance of shares through our ATM Agreement (as defined below) partially offset by tax withholding-related payments on net share settlement equity awards to employees of $0.3 million.
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

Index

On June 4, 2021, we entered into the ATM Agreement with H.C. Wainwright & Co., LLC as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million. As of the date of this filing and so long as our public float remains below $75.0 million, we are subject to limitations pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount we can offer to up to one-third of our public float during any trailing 12-month period. Subsequent to the filing of a prospectus supplement to our Registration Statement on Form S-3 (File No. 333-279034) relating to the at the market offering on August 21, 2024, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $29.6 million. Pursuant to the Baby Shelf Limitation, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of such prospectus supplement filing, the aggregate amount of securities that we are permitted to offer and sell is now $9,855,890, which was equal to one-third of the aggregate market value of our common stock held by non-affiliates as of August 20, 2024. If our public float exceeds $75.0 million on a future measurement date, the Company will no longer be subject to the Baby Shelf Limitation. During the six months ended June 30, 2025, we issued 68,496 shares of common stock under the ATM Agreement for net proceeds of $247,496. Since inception through June 30, 2025, we have issued 136,669 shares of common stock under the ATM Agreement for net proceeds of $528,343.
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2025, compared to those reported in our 2024 Form 10-K.

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

Index
As of June 30, 2025, we evaluated, with the participation of our management, including our Evaluating Officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Evaluating Officers concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Evaluating Officers, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The Exhibit Index appearing immediately after the signature page to this Form 10-Q is incorporated herein by reference.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LISATA THERAPEUTICS, INC.
August 7, 2025	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President & Chief Executive Officer (Principal Executive Officer)
August 7, 2025	By: /s/ James Nisco Name: James Nisco Title: SVP, Finance and Treasury and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

Index
LISATA THERAPEUTICS, INC.
FORM 10-Q

Exhibit Index

10.1		Second Amended and Restated Employment Agreement, by and between the Company and David J. Mazzo, Ph.D., dated as of June 10, 2025 (filed as Exhibit 10.1 to the Company's Current Report on 8-K, filed with the SEC on June 13, 2025)
10.2		Amended and Restated Employment Agreement, by and between the Company and Kristen K. Buck, M.D., dated as of June 10, 2025 (filed as Exhibit 10.2 to the Company's Current Report on 8-K, filed with the SEC on June 13, 2025)
10.3		Amended and Restated Separation Benefits Agreement, by and between the Company and James Nisco, dated as of June 10, 2025 (filed as Exhibit 10.3 to the Company's Current Report on 8-K, filed with the SEC on June 13, 2025)
10.4		Amended and Restated Separation Benefits Agreement, by and between the Company and Tariq Imam, dated as of June 10, 2025 (filed as Exhibit 10.4 to the Company's Current Report on 8-K, filed with the SEC on June 13, 2025)
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.
**	Furnished herewith.