Form 10-Q
period 2025-09-30
LISATA THERAPEUTICS, INC.
filed 2025-11-06
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 6, 2025
Common stock, $0.001 par value per share	8,820,733	shares

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

Index

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Cash and cash equivalents	$18,998	$16,209
Marketable securities	—	15,036
Accounts receivable	502	900
Prepaid and other current assets	2,075	2,433
Total current assets	21,575	34,578
Property and equipment, net	22	72
Acquired license - intangible, net	139	192
Other assets	23	160
Total assets	$21,759	$35,002

LIABILITIES, NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$619	$1,284
Accrued liabilities	3,949	4,329
Total current liabilities	4,568	5,613
Other long-term liabilities	72	72
Total liabilities	4,640	5,685
Commitments and Contingencies (Note 14)

Stockholders' Equity
Common stock, $0.001 par value, authorized 500,000,000 shares; issued 8,756,686 and 8,409,582 shares at September 30, 2025 and December 31, 2024, respectively; and outstanding, 8,755,948 and 8,408,844 shares at September 30, 2025 and December 31, 2024, respectively	9	8
Additional paid-in capital	579,812	578,418
Treasury stock, at cost; 738 shares at September 30, 2025 and December 31, 2024	(708)	(708)
Accumulated deficit	(561,698)	(548,066)
Accumulated other comprehensive loss	(42)	(81)
Total Lisata Therapeutics, Inc. stockholders' equity	17,373	29,571
Non-controlling interests	(254)	(254)
Total equity	17,119	29,317
Total liabilities, non-controlling interests and stockholders' equity	$21,759	$35,002

See accompanying notes to consolidated financial statements.

Index

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$—	$—	$70	$—

Operating Expenses:
Research and development	1,959	2,542	6,815	8,384
General and administrative	2,455	2,794	8,385	9,076
Total operating expenses	4,414	5,336	15,200	17,460

Operating loss	(4,414)	(5,336)	(15,130)	(17,460)

Other income (expense):
Investment income, net	183	451	665	1,533
Other expense, net	(18)	(45)	(129)	(246)
Total other income	165	406	536	1,287

Net loss before benefit from income taxes and noncontrolling interests	(4,249)	(4,930)	(14,594)	(16,173)
Benefit from income taxes	—	—	(962)	(798)
Net loss	$(4,249)	$(4,930)	$(13,632)	$(15,375)
Less - net income (loss) attributable to noncontrolling interests	—	—	—	—
Net loss attributable to Lisata Therapeutics, Inc. common stockholders	$(4,249)	$(4,930)	$(13,632)	$(15,375)

Basic and diluted loss per share
Lisata Therapeutics, Inc. common stockholders	$(0.49)	$(0.59)	$(1.58)	$(1.85)

Weighted average common shares outstanding
Basic and diluted shares	8,738	8,321	8,649	8,307

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(4,249)	$(4,930)	$(13,632)	$(15,375)

Other comprehensive gain (loss):
Available for sale securities - net unrealized gain	1	12	4	3
Cumulative translation adjustment arising during the period	7	33	35	7
Total other comprehensive gain	8	45	39	10

Comprehensive loss attributable to Lisata Therapeutics, Inc. common stockholders	$(4,241)	$(4,885)	$(13,593)	$(15,365)

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at June 30, 2024	8,322	$8	$577,552	$(77)	$(538,526)	$(708)	$38,249	$(254)	$37,995
Net loss	—	—	—	—	(4,930)	—	(4,930)	—	(4,930)
Share-based compensation	(2)	—	326	—	—	—	326	—	326
Unrealized gain on marketable securities	—	—	—	12	—	—	12	—	12
Foreign currency translation adjustment	—	—	—	33	—	—	33	—	33
Balance at September 30, 2024	8,320	$8	$577,878	$(32)	$(543,456)	$(708)	$33,690	$(254)	$33,436

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2023	8,151	$8	$576,971	$(42)	$(528,081)	$(708)	$48,148	$(254)	$47,894
Net loss	—	—	—	—	(15,375)	—	(15,375)	—	(15,375)
Share-based compensation	155	—	875	—	—	—	875	—	875
Net proceeds from issuances of common stock	14	—	32	—	—	—	32	—	32
Unrealized gain on marketable securities	—	—	—	3	—	—	3	—	3
Foreign currency translation adjustment	—	—	—	7	—	—	7	—	7
Balance at September 30, 2024	8,320	$8	$577,878	$(32)	$(543,456)	$(708)	$33,690	$(254)	$33,436

Index

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at June 30, 2025	8,627	$9	$579,227	$(50)	$(557,449)	$(708)	$21,029	$(254)	$20,775
Net loss	—	—	—	—	(4,249)	—	(4,249)	—	(4,249)
Share-based compensation	—	—	232	—	—	—	232	—	232
Net proceeds from issuances of common stock	130	—	353	—	—	—	353	—	353
Unrealized gain on marketable securities	—	—	—	1	—	—	1		1
Foreign currency translation adjustment	—	—	—	7	—	—	7	—	7
Balance at September 30, 2025	8,757	$9	$579,812	$(42)	$(561,698)	$(708)	$17,373	$(254)	$17,119

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2024	8,410	$8	$578,418	$(81)	$(548,066)	$(708)	$29,571	$(254)	$29,317
Net loss	—	—	—	—	(13,632)	—	(13,632)	—	(13,632)
Share-based compensation	129	—	748	—	—	—	748	—	748
Net proceeds from issuances of common stock	214	1	638	—	—	—	639	—	639
Proceeds from option exercise	4	—	8	—	—	—	8	—	8
Unrealized gain on marketable securities	—	—	—	4	—	—	4		4
Foreign currency translation adjustment	—	—	—	35	—	—	35	—	35
Balance at September 30, 2025	8,757	$9	$579,812	$(42)	$(561,698)	$(708)	$17,373	$(254)	$17,119

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(13,632)	$(15,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,001	1,018
Depreciation and amortization	131	133
Loss from equity method investment	—	130
Amortization/accretion on marketable securities	(75)	(376)
Changes in operating assets and liabilities:
Accounts receivable	398	—
Prepaid and other current assets	407	1,572
Other assets	140	126
Accounts payable, accrued liabilities and other liabilities	(1,070)	(2,056)
Net cash used in operating activities	(12,700)	(14,828)
Cash flows from investing activities:
Purchase of marketable securities	(9,180)	(43,953)
Sale of marketable securities	24,294	55,927
Purchase of property and equipment	(28)	—
Investment in Impilo Therapeutics	—	(130)
Net cash provided by investing activities	15,086	11,844
Cash flows from financing activities:
Proceeds from exercise of options	8	—
Tax withholding payments on net share settlement equity awards	(253)	(142)
Net proceeds from issuance of common stock	639	32
Net cash provided by (used in) financing activities	394	(110)
Effect of exchange rate changes on cash	9	10
Net increase (decrease) in cash and cash equivalents	2,789	(3,084)
Cash and cash equivalents at beginning of period	16,209	22,593
Cash and cash equivalents at end of period	$18,998	$19,509

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business
Overview
Lisata Therapeutics, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage pharmaceutical company dedicated to the discovery, development, and commercialization of innovative therapies for the treatment of solid tumors and other major diseases. The Company's investigational product, certepetide (formerly known as LSTA1 or CEND-1), is designed to activate a novel uptake pathway (the C-end rule active transport mechanism) that allows co-administered or tethered (i.e., molecularly bound) anti-cancer drugs to target and penetrate solid tumors more effectively. Certepetide actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are expected to remain unaffected. Certepetide has also been shown to modify the tumor microenvironment (“TME”) by reducing T-regulatory cells and augmenting cytotoxic T cells, thereby making tumors more susceptible to immunotherapies while also inhibiting the metastatic cascade (i.e., the spread of cancer to other parts of the body). The Company, its collaborators and other researchers have amassed and continue to amass significant non-clinical data demonstrating enhanced delivery of a range of existing and emerging anti-cancer therapies, including chemotherapeutics, immunotherapies, and RNA-based therapeutics. In addition, certain preclinical data using certepetide in combination with antibody drug conjugates (ADCs) has been generated as part of the Company’s research collaboration with Catalent. These data were presented recently at the 16th Annual World ADC San Diego Conference on November 4, 2025. To date, certepetide has also demonstrated favorable safety, tolerability and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy, with and without added immunotherapy, for pancreatic cancer. The Company is exploring certepetide as a means to enable a variety of therapeutic modalities to treat a range of solid tumors more effectively. Currently, certepetide is the subject of several Phase 2 clinical studies globally in a variety of solid tumor types, including metastatic pancreatic ductal adenocarcinoma (mPDAC), cholangiocarcinoma, appendiceal cancer, colon cancer and glioblastoma multiforme in combination with a variety of anti-cancer regimens.
The Company's leadership team has amassed many decades of collective biopharmaceutical and pharmaceutical product development experience across a variety of therapeutic categories and at all stages of development, ranging from preclinical through to product registration and launch. The Company's goal is to develop and commercialize products that address important unmet medical needs.
The Company has a history of net operating losses and negative cash flows from its operating activities, and has cash, cash equivalents and marketable securities of approximately $19.0 million as of September 30, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its products currently in development. To manage capital for operating needs in the short-term, as previously disclosed, the Company has delayed commencement of certain readiness activities for its planned Phase 3 study in metastatic pancreatic ductal adenocarcinoma (mPDAC), particularly those related to chemistry, manufacturing and controls (“CMC”). The Company’s ongoing trials continue to progress as planned. The Company also continued to identify certain operating efficiencies which had a positive impact on the cash flow forecast. The Company believes that, as a result, it currently has sufficient cash to meet its funding requirements over the next 12 months. To meet our long-term liquidity needs, the Company expects that it will need additional financing by the end of 2026, which could result in additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2025, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2024 and 2023 included in our 2024 Form 10-K. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Index
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
Concentration of Risks
The Company is subject to credit risk from its portfolio of cash, cash equivalents, accounts receivable and marketable securities. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government, thereby reducing credit risk exposure. Cash is held at major banks in the United States and may exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The goals of the Company's investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk, liquidity of investments sufficient to meet cash flow requirements, and a competitive after-tax rate of return. The Company’s accounts receivable balance as of September 30, 2025 and December 31, 2024 is primarily derived from its license agreement dated November 30, 2024, more fully described in Note 17. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.
Accounts Receivable
Accounts receivable is stated at historical cost, less allowance for credit losses. The Company records an expense based on a forward-looking current expected credit loss model to maintain its allowance for credit losses. When determining its allowance for trade accounts receivable, the Company considers the probability of recoverability of accounts receivable based on experience, taking into account current collection trends and general economic factors, including bankruptcy rates. The Company also considers future economic trends to estimate expected credit losses over the lifetime of the asset. Credit risks are assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts receivable balances with allowances generally increasing as the receivable ages. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as pending bankruptcies. Account balances are written off against the allowance when it is determined that the receivable will not be recovered. As of September 30, 2025 and December 31, 2024, there was no allowance for credit losses.

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
Intangible Asset
The Company’s intangible asset consists of a single asset, a license agreement with Qilu Pharmaceutical, Co., Ltd. (“Qilu”) acquired in the Company's acquisition of Cend Therapeutics, Inc. (the “Cend Merger”), with a value of $0.4 million. The intangible asset is stated at fair value and is amortized using the straight-line method over its estimated useful life of 5.00 years. Amortization expense was $18 thousand and $53 thousand for the three and nine months ended September 30, 2025, respectively, and $18 thousand and $53 thousand for the three and nine months ended September 30, 2024, respectively. The intangible asset is reviewed for potential impairment when events or circumstances indicate that carrying amounts may not be recoverable. The projected amortization expense is $70 thousand per year for the next 2.00 years.
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
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. If licenses are bundled with other performance obligations, the Company would utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company recognized $70 thousand and $0 revenue for the nine months ended September 30, 2025 and 2024, respectively.

Index
Milestones
At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company or the Company’s collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the Company’s estimate of the overall transaction price. Any such adjustments are allocated on a cumulative catch-up basis to satisfied and partially satisfied performance obligations, with the consideration allocated to an ongoing performance obligation being recognized over the period of performance. For the three and nine months ended September 30, 2025 and September 30, 2024, the Company has not recognized revenue related to milestones.
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
Note 3 – Available-for-Sale Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company's Consolidated Balance Sheets (in thousands):

	September 30, 2025				December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$—	$—	$—	$—	$16,025	$—	$(4)	$16,021
Money market funds	14,492	—	—	14,492	6,614	—	—	6,614
Agency bonds	—	—	—	—	613	—	—	613
Treasury bills	—	—	—	—	1,496	—	—	1,496
Municipal debt securities	—	—	—	—	905	—	—	905
Total	$14,492	$—	$—	$14,492	$25,653	$—	$(4)	$25,649

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in the Company's Consolidated Balance Sheets (in thousands):

	September 30, 2025	December 31, 2024
Cash equivalents	$14,492	$10,613
Marketable securities	—	15,036
Total	$14,492	$25,649

Index
The following table summarizes the Company's portfolio of available-for-sale securities by contractual maturity (in thousands):

	September 30, 2025
	Amortized Cost	Estimated Fair Value
Less than one year	$14,492	$14,492
Greater than one year	—	—
Total	$14,492	$14,492

Note 4 – Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Computer equipment	494	589
Leasehold improvements	—	72
Property and equipment, gross	494	661
Accumulated depreciation	(472)	(589)
Property and equipment, net	$22	$72

The Company’s results included depreciation expense of approximately $78 thousand and $79 thousand for the nine months ended September 30, 2025 and 2024, respectively.
Note 5 – Income (Loss) Per Share
For the nine months ended September 30, 2025 and 2024, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive in the periods presented. At September 30, 2025 and 2024, the Company excluded the following potentially dilutive securities (in thousands):

	September 30,
	2025	2024
Stock options	1,503	1,454
Warrants	1,497	1,497
Restricted stock units	325	353

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

Index
The Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$14,492	$—	$—	$14,492	$10,613	$—	$—	$10,613
Marketable securities - available-for-sale	—	—	—	—	—	15,036	—	15,036
	$14,492	$—	$—	$14,492	$10,613	$15,036	$—	$25,649

The carrying values of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of September 30, 2025 and December 31, 2024, due to the short maturity nature of these items.
Note 7 – Accrued Liabilities
Accrued liabilities as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Salaries, employee benefits and related taxes	$2,116	$2,640
Clinical and R&D related liabilities	1,418	1,333
Accounting & tax consulting liabilities	153	55
Operating lease liabilities — current	—	137
Other	262	164
Total	$3,949	$4,329

Note 8 – Operating Leases
The Company had an operating lease for one office which expired on September 30, 2025. The Company estimates its incremental borrowing rate at lease commencement to determine the present value of lease payments as the Company's lease does not provide an implicit rate of return. The Company recognizes lease expense on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASU No. 2016-02, Leases (Topic 842), the Company elected to account for non-lease components associated with its leases and lease components as a single lease component. The Company's lease included an option for the Company to extend the lease term and/or sub-lease space in whole or in part for which the Company has not exercised.

Index
Operating lease liabilities and right-of-use assets were recorded in the following captions of the Company's balance sheet as follows (in thousands):

	September 30, 2025	December 31, 2024
Right-of-Use Assets:
Other assets	$—	$138
Total Right-of-Use Assets	$—	$138

Operating Lease Liabilities:
Accrued liabilities	$—	$137
Total Operating Lease Liabilities	$—	$137

As of September 30, 2025, the weighted average remaining lease term for the Company's operating lease was 0.00 years, and the weighted average discount rate for the Company's operating lease was 0.0%. As of December 31, 2024, the weighted average remaining lease term for the Company's operating lease was 0.75 years, and the weighted average discount rate for the Company's operating lease was 9.625%.
Future minimum lease payments under the lease agreement as of September 30, 2025 were as follows (in thousands):

Years ended	Operating Leases
2025	—
Total lease payments	—
Less: Amounts representing interest	—
Present value of lease liabilities	$—

Note 9 – Stockholders' Equity
Equity Issuances
At The Market Offering Agreement
On June 4, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $50.0 million. As of the date of this filing and so long as the Company’s public float remains below $75.0 million, the Company is subject to limitations pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount the Company can offer to up to one-third of its public float during any trailing 12-month period. Subsequent to the filing of a prospectus supplement to the Company's Registration Statement on Form S-3 (File No. 333-279034) relating to the at the market offering on August 21, 2024, the aggregate market value of its outstanding common stock held by non-affiliates was approximately $29.6 million. Pursuant to the Baby Shelf Limitation, since the aggregate market value of the Company's outstanding common stock held by non-affiliates was below $75.0 million at the time of such prospectus supplement filing, the aggregate amount of securities that the Company is permitted to offer and sell is now $9,855,890, which is equal to one-third of the aggregate market value of our common stock held by non-affiliates as of August 20, 2024. If the Company’s public float exceeds $75.0 million on a future measurement date, it will no longer be subject to the Baby Shelf Limitation. During the nine months ended September 30, 2025, the Company issued 197,980 shares of common stock under the ATM Agreement for net proceeds of $600,663. Since inception through September 30, 2025, the Company has issued 266,153 shares of common stock under the ATM Agreement for net proceeds of $881,510.

Index
Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the nine months ended September 30, 2025:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2024	1,440,535	$8.82	5.46	$157.0	1,496,744	$40.52	1.29	$7.5

Changes during the period:
Granted	111,400	3.80			—	—
Exercised	(4,329)	1.88			—	—
Forfeited	(17,930)	3.53			—	—
Expired	(26,795)	141.14			—	—
Outstanding at September 30, 2025	1,502,881	$6.17	5.02	$110.3	1,496,744	$40.52	0.55	$—
Vested at September 30, 2025 or expected to vest in the future	1,495,374	$6.18	5.00	$110.3	1,496,744	$40.52	0.55	$—
Vested at September 30, 2025	1,337,823	$6.51	4.58	$109.5	1,496,744	$40.52	0.55	$—

Restricted Stock
During the nine months ended September 30, 2025 and 2024, the Company issued restricted stock for services as follows (in thousands, except share data):

	Nine Months Ended September 30,
	2025	2024
Number of shares of restricted stock issued	215,550	203,800
Value of restricted stock issued	$819	$628

The weighted average estimated fair value of restricted stock issued for services in the nine months ended September 30, 2025 and 2024 was $3.80 and $3.08 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally between one year and four years.

The following is a summary of the changes in non-vested restricted stock for the nine months ended September 30, 2025:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2024	228,428	$3.67

Changes during the Year:
Granted	215,550	$3.80
Vested	(161,492)	$4.20
Forfeited	(17,450)	$3.50
Non-vested at September 30, 2025	265,036	$3.46

Index
Restricted Stock Units
During the nine months ended September 30, 2025 and 2024, the Company issued restricted stock units for services as follows (in thousands, except share data):

	Nine Months Ended September 30,
	2025	2024
Number of restricted stock units issued	78,945	205,300
Value of restricted stock units issued	$300	$632

The weighted average estimated fair value of restricted stock units issued for services in the nine months ended September 30, 2025 and 2024 was $3.80 and $3.08 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.
The following is a summary of the changes in non-vested restricted stock units for the nine months ended September 30, 2025:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2024	103,800	$3.28

Changes during the Year:
Granted	78,945	$3.80
Vested	(103,800)	$3.28
Forfeited	—	$—
Non-vested at September 30, 2025	78,945	$3.80

Note 10 – Share-Based Compensation
Share-Based Compensation
The Company utilizes share-based compensation in the form of stock options, restricted stock, restricted stock units and warrants. The following table summarizes the components of share-based compensation expense for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$38	$35	$190	$158
General and administrative	194	292	811	860
Total share-based compensation expense	$232	$327	$1,001	$1,018

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at September 30, 2025 were as follows (in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$263	$83	$631
Expected weighted-average period in years of compensation cost to be recognized	1.81	0.28	1.91

Index
Total fair value of shares vested and the weighted average estimated fair values of shares granted for the nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Stock Options		Warrants
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total fair value of shares vested	$267	$204	$150	$—
Weighted average estimated fair value of shares granted	$2.60	$2.15	$—	$1.99

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
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the tax effects of changes in tax rates and tax law be recognized in the period in which the legislation is enacted. The Company completed its initial assessment of OBBBA for the quarter ended September 30, 2025. For the provisions effective in 2025, there was no material impact to the Company’s effective tax rate for the quarter ended September 30, 2025. The Company will continue to evaluate the impact of the new legislation on its consolidated financial statements as additional guidance is issued.
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
The Company had revenue of $0 and $70 thousand for the three and nine months ended September 30, 2025, respectively, and $0 and $0 for the three and nine months ended September 30, 2024, respectively. Depreciation and amortization expense was $44 thousand and $131 thousand for the three and nine months ended September 30, 2025, respectively and $42 thousand and $133 thousand for the three and nine months ended September 30, 2024, respectively. Equity method investment expense was $0 and $0 for the three and nine months ended September 30, 2025, respectively, and $30 thousand and $130 thousand for the three and nine months ended September 30, 2024, respectively.

Index
The following table illustrates our segment information for significant operating expenses and includes a reconciliation to net loss for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$—	$—	$70	$—

Operating Expenses:
Research and development by significant expense:
BOLSTER trial	829	475	2,222	2,820
ASCEND trial	8	133	61	271
Chemistry, manufacturing and controls	157	764	543	1,703
Clinical department	654	1,001	2,802	3,191
Other (1)	311	169	1,187	399
Research and development	1,959	2,542	6,815	8,384

General and administrative by significant expense:
Corporate	1,068	1,183	3,370	3,587
Investor relations/public relations/communications	306	338	946	969
Finance	539	562	1,706	1,727
Legal	183	174	734	1,084
Business development	134	120	401	437
Share based compensation expense	195	292	811	860
Other (2)	30	125	417	412
General and administrative	2,455	2,794	8,385	9,076

Operating loss	(4,414)	(5,336)	(15,130)	(17,460)

Other income, net	165	406	536	1,287
Benefit from income taxes	—	—	(962)	(798)
Net loss	$(4,249)	$(4,930)	$(13,632)	$(15,375)

Cash, cash equivalents, and marketable securities			$18,998	$35,856
(1) Included in Other are the GBM study, FORTIFIDE study and research oncology expenses
(2) Included in Other are facilities expense, human resource and information technology expenses
Note 13 – Australia Research and Development Tax Incentive
The Company’s Australian subsidiary, which conducts core research and development activities, is eligible to receive a refundable tax incentive between 43.5% to 48.5% (depending upon the income tax rate) for qualified research and development activities. As of September 30, 2025 and December 31, 2024, the Company had $0.7 million and $0.6 million, respectively, recorded as an income tax incentive receivable in prepaid and other current assets in the consolidated balance sheets, as the Company determined that the expenses met the eligibility criteria and the amounts claimed are expected to be received shortly after the related tax returns are filed.
Note 14 – Commitments and Contingencies
Second Amended and Restated Employment Agreement
On June 10, 2025, the Company entered into an amended and restated employment agreement with David J. Mazzo, Ph.D., the Company’s Chief Executive Officer (the “Mazzo Second Amended and Restated Employment Agreement”). The Mazzo

Index
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

Index
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

Index
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
On March 15, 2024, the Company purchased a Simple Agreement for Future Equity (“SAFE”) from Impilo for $100 thousand. On July 12, 2024, the Company purchased an additional SAFE from Impilo for $30 thousand. As of September 30, 2025 and December 31, 2024, the Company owned 38.6% of Impilo. These investments were expensed under the equity method of accounting in the prior year in other expense, net in the accompanying statement of operations. The SAFE has a valuation cap of $30.0 million and an 80% discount rate.

Index
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
SBP did not own shares of the Company’s common stock as of September 30, 2025.

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

Index
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
Note 18 – Subsequent Events
Non-Exclusive License Agreement
On October 8, 2025, the Company entered into a worldwide Non-Exclusive License Agreement (the “Non-Exclusive License Agreement” or the “Agreement”) with Catalent, Inc. (“Catalent”), pursuant to which the Company granted to Catalent, on a non-exclusive basis, certain of its intellectual property to exploit use of the Company’s novel iRGD cyclic peptide, certepetide, as an antibody drug conjugate (ADC) payload as part of Catalent’s SMARTag® ADC platform. Under the Agreement, Catalent will assume full responsibility for research, development, and commercialization costs. In connection with entering into the Non-Exclusive License Agreement, the Company is eligible to receive pre-determined development milestone payments of up to $10.5 million in the aggregate. The Company is also eligible to receive tiered revenue sharing on future sales and/or partnerships, subject to specified royalty reductions as set forth in the Agreement, as well as a portion of any sublicense consideration received from the grant of any sublicense or similar rights under any of the rights or licenses granted to Catalent under the Agreement. The Agreement will remain in effect until it expires on a product-by-product and country-by-country basis at the end of the royalty term. Either party may terminate the Agreement upon the other party’s material breach, subject to specified notice and cure provisions, as well as resulting from the bankruptcy or insolvency of the other party. Catalent may also terminate the Agreement in its entirety at any time by giving the Company at least thirty (30) days prior written notice. In connection with the Agreement, Catalent has agreed to grant the Company a right of first negotiation for a license, in the event Catalent initiates a specific, organized out-licensing process of an asset resulting from the Agreement.

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
Overview
We are a clinical-stage pharmaceutical company dedicated to the discovery, development, and commercialization of innovative therapies for the treatment of solid tumors and other major diseases. Our investigational product, certepetide (formerly known as LSTA1 or CEND-1), is designed to activate a novel uptake pathway (the C-end rule active transport mechanism) that allows co-administered or tethered (i.e., molecularly bound) anti-cancer drugs to target and penetrate solid tumors more effectively. Certepetide actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are expected to remain unaffected. Certepetide has also been shown to modify the tumor microenvironment (“TME”) by reducing T-regulatory cells and augmenting cytotoxic T cells, thereby making tumors more susceptible to immunotherapies while also inhibiting the metastatic cascade (i.e., the spread of cancer to other parts of the body). We, our collaborators and other researchers have amassed and continue to amass significant non-clinical data demonstrating enhanced delivery of a range of existing and emerging anti-cancer therapies, including chemotherapeutics, immunotherapies, and RNA-based therapeutics. Relatedly, exciting preclinical data using certepetide in combination with antibody drug conjugates (ADCs) has been generated as part of our research collaboration with Catalent. These data are expected to be presented at a scientific meeting during the fourth quarter of 2025. To date, certepetide has also demonstrated favorable safety, tolerability and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy, with and without added immunotherapy, for pancreatic cancer. We are exploring certepetide as a means to enable a variety of therapeutic modalities to treat a range of solid tumors more effectively. Currently, certepetide is the subject of several Phase 2 clinical studies globally in a variety of solid tumor types, including metastatic pancreatic ductal adenocarcinoma (mPDAC), cholangiocarcinoma, appendiceal cancer, colon cancer and glioblastoma multiforme in combination with a variety of anti-cancer regimens.
Our leadership team has amassed many decades of collective biopharmaceutical and pharmaceutical product development experience across a variety of therapeutic categories and at all stages of development from preclinical through to product registration and launch. Our goal is to develop and commercialize products that address important unmet medical needs.
Targeted Solid Tumor Penetration via CendR Active Transport
Many solid tumor cancers, including but not limited to pancreatic ductal adenocarcinoma (“PDAC”) and cholangiocarcinoma, are surrounded by dense fibrotic tissue, known as the tumor stroma. This stroma often limits the penetration of anti-cancer therapies including chemotherapy into the tumor and thus limits their efficacy. Emerging immunotherapies, including but not limited to checkpoint inhibitors and adoptive cell therapies (e.g., chimeric antigen receptor T cells (CAR-Ts)), also face challenges in effectively treating solid tumors. Many tumors exhibit an immunosuppressive TME, which suppresses a patient's immune system and can thus limit the effectiveness of immunotherapies and/or contribute to metastases. These factors, i.e., the combination of a dense stroma and an immunosuppressive TME, negatively impact the ability of many therapeutic agents to optimally treat these cancers.
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

Index
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
Currently, certepetide is also the subject of a Phase 2b trial in first-line mPDAC patients, the ASCEND trial. We are collaborating with the academic sponsor of the ASCEND trial, the Australasian Gastrointestinal Clinical Trials Group (AGITG) along with the University of Sydney to execute the study at 25 sites in Australia and New Zealand. The Phase 2 double-blind, randomized (2:1), placebo-controlled, multi-center ASCEND trial is evaluating certepetide in combination with SoC chemotherapy (gemcitabine and nab-paclitaxel) for the treatment of mPDAC. The original ASCEND protocol included one dosing scheme for certepetide. Following the acquisition of Cend Therapeutics and, by extension, certepetide in September 2022, Lisata collaborated with AGITG to amend the protocol to ensure it respected international regulatory standards. Thus, endpoints typically recognized by regulators as primary in registration studies and more effective in guiding next stages of clinical development (e.g., overall survival), were added. The amended protocol was designed to assess the efficacy of two different dosing regimens of certepetide in two separate cohorts: Cohort A, with 95 patients receiving a single intravenous (IV) dose of certepetide 3.2 mg/kg or placebo in combination with SoC, and Cohort B, with 63 patients receiving two IV doses of certepetide 3.2 mg/kg or placebo administered 4 hours apart in combination with SoC. The preliminary data from Cohort A were reported at the ASCO GI meeting on January 24, 2025, demonstrating a median overall survival (mOS) of 12.68 months for the certepetide treated group, compared to 9.72 months for the placebo treated group. Despite a numerical trend in 6-month PFS favoring the certepetide treatment group, no significant improvement in median PFS was observed (mPFS of 5.5 months in both groups). However, the objective response rate (ORR) benefit is positive with 4/65 (6.2%) complete responses in the certepetide treated group, compared to 0/28 (0%) the placebo treated group. The preliminary data from Cohort B were presented at the ESMO-GI meeting in July 2025, demonstrating a six-month progression-free survival (“6MPFS”) of 60.8% for the certepetide-treated group, whereas the 6MPFS in the placebo-treated group was 25%. Median progression-free survival (“mPFS”) was 7.5 months for the certepetide-treated group and 4.7 months for the placebo-treated group. Objective response rate (“ORR”) was 45.2% for the certepetide-treated group and 19% for the placebo-treated group. Median overall survival (“mOS”) was 10.32 months for the certepetide-treated group compared to 9.23 months for the placebo-treated group. A comparison of the preliminary data from Cohorts A and B indicates that the addition of two doses of certepetide (Cohort B regimen) to SoC chemotherapy resulted in a clinically meaningful improvement in both PFS and ORR for patients with mPDAC. These clinically significant findings provide compelling support for the continued and expedited investigation of

Index
certepetide as a novel therapeutic agent for the treatment of metastatic pancreatic cancer. The adverse event profile of Cohorts A and B has been similar in subjects treated with certepetide compared to placebo, confirming previous observations of certepetide’s benign safety profile. Additional data from Cohorts A and B was presented at the ESMO annual meeting in October 2025 with final data and conclusions of the ASCEND study anticipated to be available in the first quarter of 2026.
Additionally, certepetide is currently the subject of ongoing clinical trials being conducted globally in a variety of solid tumor types and in combination with several chemotherapy and immunotherapy anti-cancer regimens. The following diagram summarizes these studies.

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
Catalent ADC Program
Difficult-to-treat diseases
Preclinical data

First patient in
Last patient in
Interim analysis
Safety run-in analysis
Data
Final data
Milestone achieved

**Several of these studies are investigator-initiated trials. Lisata has limited control and thus, timelines and expectations may be subject to change.*

- PFS: Progression-free Survival
- OS: Overall Survival
- ORR: Objective Response Rate
- EOP2: End-of-Phase 2

Additional Out-licensing Opportunities
Our intellectual property portfolio comprises notable programs and inventions available for out-licensing and/or partnering in order to augment or continue their clinical development. Our current long-term strategy focuses on advancing our therapies through development, with the ultimate objective of obtaining market authorizations in major markets and commercializing them, either alone or with partners, to provide treatment options to patients suffering from life-threatening medical conditions. We believe that we are well-positioned to realize potentially meaningful value increases within our own proprietary pipeline if we are successful in advancing our product candidates to their next significant development milestones.

Index

Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table summarizes our results of operations for the three months ended September 30, 2025 and September 30, 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Revenue	$—	$—	$—

Operating Expenses:
Research and development	1,959	2,542	(583)
General and administrative	2,455	2,794	(339)
Total operating expenses	4,414	5,336	(922)
Loss from operations	(4,414)	(5,336)	922
Total other income	165	406	(241)
Benefit from income taxes	—	—	—
Net loss	$(4,249)	$(4,930)	$681
 Overall, net losses were $4.2 million for the three months ended September 30, 2025, compared to $4.9 million for the three months ended September 30, 2024.
Revenue
We did not have any revenue for the three months ended September 30, 2025 and September 30, 2024.
Operating Expenses
For the three months ended September 30, 2025, operating expenses totaled $4.4 million, compared to $5.3 million for the three months ended September 30, 2024, representing a decrease of $0.9 million or 17.3%. Operating expenses are comprised of the following:
•Research and development expenses were approximately $2.0 million for the three months ended September 30, 2025, compared to $2.5 million for the three months ended September 30, 2024, representing a decrease of $0.6 million or 22.9%. This was primarily due to lower spend on chemistry, manufacturing and controls (“CMC”) and a reduction in Clinical department expenses partially offset by an increase in our Phase 2a proof-of-concept BOLSTER trial costs.
•General and administrative expenses were approximately $2.5 million for the three months ended September 30, 2025, compared to $2.8 million for the three months ended September 30, 2024, representing a decrease of $0.3 million or 12.1%. This was primarily due to lower spend on consulting and savings resulting from elimination of an employee position.
Historically, to minimize our use of cash, we have used a variety of equity instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Index
Other Income (Expense)
Total other income (expense) is comprised primarily of investment income from cash, cash equivalents and marketable securities for the three months ended September 30, 2025 and 2024.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table summarizes our results of operations for the nine months ended September 30, 2025 and September 30, 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Revenue	$70	$—	$70

Operating Expenses:
Research and development	6,815	8,384	(1,569)
General and administrative	8,385	9,076	(691)
Total operating expenses	15,200	17,460	(2,260)
Loss from operations	(15,130)	(17,460)	2,330
Total other income	536	1,287	(751)
Benefit from income taxes	(962)	(798)	164
Net loss	$(13,632)	$(15,375)	$1,743
 Overall, net losses were $13.6 million for the nine months ended September 30, 2025, compared to $15.4 million for the nine months ended September 30, 2024.
Revenue
For the nine months ended September 30, 2025, revenue totaled $70 thousand in connection with an upfront license fee related to a research license agreement. We did not have revenue for the nine months ended September 30, 2024.
Operating Expenses
For the nine months ended September 30, 2025, operating expenses totaled $15.2 million, compared to $17.5 million for the nine months ended September 30, 2024, representing a decrease of $2.3 million or 12.9%. Operating expenses are comprised of the following:
•Research and development expenses were approximately $6.8 million for the nine months ended September 30, 2025, compared to $8.4 million for the nine months ended September 30, 2024, representing a decrease of $1.6 million or 18.7%. This was primarily due to lower spend on chemistry, manufacturing and controls (“CMC”), a reduction in clinical research organization (“CRO”) expenses, patient treatment costs and site expenses associated with our Phase 2a proof-of-concept BOLSTER trial and a reduction in Clinical department expenses partially offset by an increase in expenses associated with our Phase 2a glioblastoma multiforme (“GBM”) proof-of-concept study.
•General and administrative expenses were approximately $8.4 million for the nine months ended September 30, 2025, compared to $9.1 million for the nine months ended September 30, 2024, representing a decrease of $0.7 million or 7.6%. This was primarily due to one-off settlement costs in the prior year in addition to lower spending on consulting in the current year partially offset by severance costs in the current year.
Historically, to minimize our use of cash, we have used a variety of equity instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Index
Other Income (Expense)
Total other income (expense) is comprised primarily of investment income from cash, cash equivalents and marketable securities and losses on sales of our New Jersey net operating losses for the nine months ended September 30, 2025 and 2024 and investments in Impilo which were fully expensed under the equity method of accounting within the prior year period.
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

Index
Analysis of Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of approximately $19.0 million, working capital of approximately $17.0 million, and stockholders’ equity of approximately $17.4 million.
During the nine months ended September 30, 2025, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash (used in) or provided by, operating, investing and financing activities were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(12,700)	$(14,828)
Net cash provided by investing activities	15,086	11,844
Net cash provided by (used in) financing activities	394	(110)

Operating Activities
Our cash used in operating activities during the nine months ended September 30, 2025 was $12.7 million, which is comprised of (i) our net loss of $13.6 million, adjusted for non-cash expenses totaling $1.1 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities) and (ii) changes in operating assets and liabilities using approximately $0.1 million.
Our cash used in operating activities during the nine months ended September 30, 2024 was $14.8 million, which is comprised of (i) our net loss of $15.4 million, adjusted for non-cash expenses totaling $0.9 million (which includes adjustments for equity-based compensation, depreciation and amortization, loss from equity method investment, and amortization/accretion of marketable securities) and (ii) changes in operating assets and liabilities using approximately $0.4 million.
Investing Activities
Our cash provided by investing activities during the nine months ended September 30, 2025 totaled $15.1 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities).
Our cash provided by investing activities during the nine months ended September 30, 2024 totaled $11.8 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities) partially offset by an investment of $0.1 million in Impilo Therapeutics.
Financing Activities
Our cash provided by financing activities during the nine months ended September 30, 2025 totaled $0.4 million and consisted of $0.6 million in proceeds primarily from the issuance of shares through our ATM Agreement (as defined below) partially offset by tax withholding-related payments on net share settlement equity awards to employees of $0.3 million.
Our cash used in financing activities during the nine months ended September 30, 2024 totaled $0.1 million and consisted primarily of tax withholding-related payments on net share settlement equity awards to employees.
Liquidity and Capital Requirements Outlook
To meet our short and long-term liquidity needs, we expect to use existing cash balances and a variety of other means. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets. Our history of operating losses and liquidity challenges may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of pharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. We will also continue to seek, as appropriate, grants for scientific and clinical studies from various governmental agencies and foundations, and other sources of non-dilutive funding. We believe that our cash on hand will enable us to fund current operating expenses for at least the next 12 months following the issuance of our financial statements. Our future capital requirements are difficult to forecast and will depend on many factors including the timing and nature of any other strategic transactions that we undertake; and our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements.

Index
On June 4, 2021, we entered into the ATM Agreement with H.C. Wainwright & Co., LLC as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million. As of the date of this filing and so long as our public float remains below $75.0 million, we are subject to limitations pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount we can offer to up to one-third of our public float during any trailing 12-month period. Subsequent to the filing of a prospectus supplement to our Registration Statement on Form S-3 (File No. 333-279034) relating to the at the market offering on August 21, 2024, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $29.6 million. Pursuant to the Baby Shelf Limitation, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of such prospectus supplement filing, the aggregate amount of securities that we are permitted to offer and sell is now $9,855,890, which was equal to one-third of the aggregate market value of our common stock held by non-affiliates as of August 20, 2024. If our public float exceeds $75.0 million on a future measurement date, the Company will no longer be subject to the Baby Shelf Limitation. During the nine months ended September 30, 2025, we issued 197,980 shares of common stock under the ATM Agreement for net proceeds of $600,663. Since inception through September 30, 2025, we have issued 266,153 shares of common stock under the ATM Agreement for net proceeds of $881,510.
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2025, compared to those reported in our 2024 Form 10-K.
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
As of September 30, 2025, we evaluated, with the participation of our management, including our Evaluating Officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Evaluating Officers concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and

Index
forms and is accumulated and communicated to management, including the Evaluating Officers, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
The Exhibit Index appearing immediately after the signature page to this Form 10-Q is incorporated herein by reference.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LISATA THERAPEUTICS, INC.
November 6, 2025	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President & Chief Executive Officer (Principal Executive Officer)
November 6, 2025	By: /s/ James Nisco Name: James Nisco Title: SVP, Finance and Treasury and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

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