Form 10-K
period 2025-12-31
LISATA THERAPEUTICS, INC.
filed 2026-03-12
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to June 30, 2025 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $23.6 million, computed by reference to the last sale price of $2.90 for the common stock on the Nasdaq Capital Market reported for such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 12, 2026
Common stock, $0.001 par value per share	9,032,291	shares

DOCUMENTS INCORPORATED BY REFERENCE
    The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the 2026 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2025.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report (this “Annual Report”) contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements, including, without limitation, all statements related to any expectations of revenues, expenses, cash flows, earnings or losses from operations, cash required to maintain current and planned operations, capital or other financial items; any statements of the plans, strategies and objectives of management for future operations; any plans or expectations with respect to product research, development and commercialization, including regulatory approvals; any other statements of expectations, plans, intentions or beliefs; and any statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “plan,” “project,” “forecast,” “outlook,” “intend,” “may,” “will,” “expect,” “likely,” “believe,” “could,” “anticipate,” “estimate,” “continue,” “target,”or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance, levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:
•the proposed acquisition of our company by Kuva Labs, Inc., including the anticipated time frame for completion of the transaction;
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
•our ability to continue as a going concern
•whether a market is established for our products and our ability to capture a meaningful share of this market;
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

PART I

ITEM 1. BUSINESS.
Overview
Lisata Therapeutics, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage pharmaceutical company dedicated to the discovery, development, and commercialization of innovative therapies for the treatment of solid tumors and other serious diseases. Our investigational product, certepetide (formerly known as LSTA1 or CEND-1), is designed to activate a novel uptake pathway (the C-end rule active transport mechanism) that allows co-administered or tethered (i.e., molecularly bound) anti-cancer drugs to target and penetrate solid tumors more effectively. Certepetide actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are expected to remain unaffected. Certepetide has also been shown to modify the tumor microenvironment (“TME”) by reducing T-regulatory cells and augmenting cytotoxic T cells, thereby making tumors more susceptible to immunotherapies while also inhibiting the metastatic cascade (i.e., the spread of cancer to other parts of the body). We, our collaborators and other researchers have amassed and continue to amass significant non-clinical data demonstrating enhanced delivery of a range of existing and emerging anti-cancer therapies, including chemotherapeutics, immunotherapies, and RNA-based therapeutics. In addition, certain preclinical data using certepetide in combination with antibody drug conjugates (ADCs) has been generated as part of our research collaboration with Catalent. These data were presented at a scientific meeting during the fourth quarter of 2025. To date, certepetide has also demonstrated favorable safety, tolerability and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy, with and without added immunotherapy, for pancreatic cancer. Certepetide is or has been the subject of several Phase 2 clinical studies globally in a variety of solid tumor types, including metastatic pancreatic ductal adenocarcinoma (mPDAC), cholangiocarcinoma, appendiceal cancer, colon cancer and glioblastoma multiforme in combination with a variety of anti-cancer regimens.
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
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as other documents filed with the U.S. Securities and Exchange Commission (“SEC”), are available free of charge through the “Investors” section of the website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public can obtain documents that are filed with the SEC at www.sec.gov.
This Annual Report includes the following trademark owned by us, CendR Platform®. This trademark is the property of Lisata. This Annual Report also includes other trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included herein are the property of their respective owners.
Recent Developments
Proposed Acquisition by Kuva Labs Inc.
On March 6, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kuva Labs Inc., a Delaware corporation (“Kuva”), and Kuva Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Kuva (“Purchaser”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser will commence a tender offer (the “Offer”) to purchase all of our issued and outstanding shares of common stock, par value $0.001 per share (the “Common Shares”), in exchange for (i) $5.00 per Common Share, net to the seller in cash, without interest, but subject to any applicable withholding of taxes (the “Closing Amount”) plus (ii) one non-tradeable contingent value right (each, a “CVR”), which represents the contractual right to receive a contingent cash payment of $1.00 per CVR (the “Milestone Payment”) if a New Drug Application or similar registration is filed or formally accepted for review by the FDA or any governmental authority in any jurisdiction with respect to any pharmaceutical product that contains or incorporates the product candidate referred to as of the date of the Merger Agreement as certepetide, alone or in combination with one or more other therapeutically active ingredients, including all formulations, dosages, or modes of delivery, for any indication or patient population prior to the earlier of (a) 11:59 p.m. New York City Time on the seventh (7th) anniversary of the Closing Date (as defined in the Merger Agreement), and (b) termination of the CVR Agreement (the “Milestone”), in accordance with the terms and subject to the conditions of a contingent value rights agreement (the “CVR Agreement”) to be entered into with a rights agent selected by Kuva and reasonably acceptable to us (the Closing Amount plus one CVR, collectively, the “Offer Price”). If certain conditions are satisfied and the Offer is consummated, Kuva would acquire any remaining Common Shares for the Offer Price by a merger of Purchaser with and into us (the “Merger”).
The obligation of Kuva and Purchaser to consummate the Offer is subject to the satisfaction of customary conditions, including the condition that there be validly tendered, and not properly withdrawn, prior to the expiration of the Offer, that number of Shares that, together with the number of Shares, if any, then owned beneficially by Kuva and Purchaser (together with their wholly-owned subsidiaries), represents at least a majority of the Shares outstanding as of the consummation of the Offer. The obligation of Purchaser to consummate the Offer is also subject to other customary conditions. Consummation of the Offer is not subject to a financing condition.
Following the consummation of the Offer and subject to the terms and conditions of the Merger Agreement, Purchaser will merge with and into our company pursuant to the provisions of Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”) as provided in the Merger Agreement, with our company being the surviving corporation. At the effective time of the Merger (the “Effective Time”), (i) each Common Share (other than (a) our treasury shares, (b) Shares owned by Kuva, Purchaser, us or any of their respective direct or indirect wholly-owned subsidiaries and (c) Shares held by stockholders who have properly demanded appraisal of such Shares in accordance with the DGCL (collectively, “Excluded Shares”)) will be cancelled and converted into the right to receive an amount in cash equal to the Offer Price, less applicable withholding of taxes (the “Common Merger Consideration”) and (ii) each of our issued and outstanding shares (the “Preferred Shares” and, together with the Common Shares, the “Shares”) of Series B Convertible Redeemable Preferred Stock, par value $0.01 per share, other than Excluded Shares will be canceled and converted into the right to receive $0.0005 per Preferred Share (which represents the Cash Amount and Milestone Payment per Preferred Share, on an as converted to Common Share basis) (the “Preferred Merger Consideration” and, together with the Common Merger Consideration, the “Merger Consideration”).
The Merger Agreement includes customary representations, warranties and covenants of the parties. The Merger Agreement also includes customary termination provisions for each of us and Kuva, subject, in certain circumstances, to the payment by us and Kuva of a termination fee equal to $2,000,000.
The foregoing description of the Merger Agreement is only a summary of certain material provisions thereof, does not purport to be complete. The full text of the Merger Agreement is filed as Exhibit 2.1 to this Annual Report on Form 10-K.
The Offer and Merger are expected to close in the second quarter of 2026, subject to the terms of the Merger Agreement. Following completion of the transaction, we will become part of Kuva, a privately-held company, and our common stock will be delisted from the Nasdaq Capital Market (“Nasdaq”). We will also apply to deregister our common stock and cease to be a reporting company under the United States Securities Exchange Act of 1934, as amended. There can be no assurance that the Offer and the Merger will be consummated. Refer to Item 1A. “Risk Factors” for a summary of risks related to the proposed transaction.
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
To address the tumor stroma’s role as a key impediment to effective treatment, we make use of the C-end rule (“CendR”) active transport mechanism, a naturally occurring transport system. Our investigational drug, certepetide (a specific, proprietary internalizing R-G-D or iRGD peptide), activates this transport system in a tumor-specific manner (Sugahara, Science, 2010). Certepetide enables more selective and efficient uptake of systemically administered anti-cancer drugs resulting in more intratumoral drug accumulation. The overall expected result is enhanced anticancer activity without an increase in systemic adverse side effects. While it is possible to couple/tether or conjugate some anticancer drugs to certepetide, we believe that our initial approach of co-administration of certepetide with anti-cancer therapies is advantageous. Co-administration does not create a new chemical entity (“NCE”) with its attendant development and regulatory hurdles, thereby providing an anticipated faster-to-clinic and faster-to-market product opportunity for a range of combination therapies. That said, an attractive life-cycle management strategy for certepetide would be to molecularly bind it to a variety of anti-cancer agents (as an alternative to co-administration), thereby creating new NCEs with the potential for distinct patent protection, compositionally or otherwise.
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
Certepetide as a treatment for solid tumor cancers in combination with other anti-cancer agents
Certepetide is an investigational drug that actuates the CendR active transport mechanism. Certepetide has been shown to modify the TME, making it less immunosuppressive and thereby making the tumor more susceptible to attack by the immune system while also inhibiting the metastatic cascade. It targets tumor vasculature, endothelial cells, tumor cells and some intratumoral immunosuppressive cells by its selective affinity for alpha-v beta-3 and alpha-v beta-5 integrins that are upregulated on these cells. Certepetide is a nine amino acid cyclic proprietary internalizing RGD (“iRGD”) peptide that, once bound to these integrins, undergoes proteolytic cleavage to release a linear peptide fragment, called a CendR peptide fragment. After dissociation from the integrin receptor, the CendR peptide fragment then binds with high selectivity and affinity to an adjacent receptor, called neuropilin-1, also upregulated in solid tumors, to activate the novel uptake pathway that allows circulating anticancer drugs to more selectively and effectively penetrate solid tumors. The ability of certepetide and iRGD peptides to modify the TME to enhance delivery and efficacy of co-administered drugs has been demonstrated in many preclinical models in a range of solid tumors. We, our collaborators, and research groups around the world have published more than 400 scientific papers related to the benefits of iRGD peptides and the CendR pathway.
Clinically, certepetide has been the subject of multiple Phase 1 and Phase 2 trials. These studies include a Phase 1b/2a study in first line mPDAC patients. Study CEND1-201 was conducted in China by our former licensee, Qilu Pharmaceutical. Two dose levels of certepetide (1.6 and 3.2 mg/kg) were combined with SoC chemotherapy (gemcitabine and nab-paclitaxel). There were 55 patients in the study, 53 of whom were evaluable for efficacy. Twenty-five (25) patients were treated with 1.6 mg/kg certepetide and 28 patients with 3.2 mg/kg certepetide. In the 1.6 mg/kg certepetide group, partial response occurred in 11/25 (44.0%) patients, and stable disease occurred in 12/25 (48%) patients. In the 3.2 mg/kg certepetide group, partial response occurred in 11/28 (39.3%) patients, and stable disease occurred in 12/28 (42.9%) patients. The ORR was 41.5% for all doses. The ORR was 44.0% and 39.3% in the 1.6 mg/kg group and 3.2 mg/kg group, respectively. The DCR was 86.8% for all doses. The DCR in the 1.6 mg/kg group and 3.2 mg/kg group was 92.0% and 82.1%, respectively. The median PFS was 5.82 months for all doses combined. The median PFS was 7.36 months and 5.75 months in the 1.6 mg/kg group and 3.2 mg/kg group, respectively. The median OS was 11.10 months for all doses combined. The median OS was 10.35 months and 11.10 months in 1.6 mg/kg group and in 3.2 mg/kg group, respectively. The adverse event profile at both dose levels was similar to that for SoC alone. Qilu has informed us that they completed enrollment in the Phase 2 CEND1-202 study (n=96) in first line mPDAC in combination with SoC gemcitabine and nab-paclitaxel. We have not received a final clinical study report from the trial nor expect to, given that rights to certepetide have reverted to Lisata based on a mutual license termination agreement with Qilu, and there is no obligation on Qilu’s part that such a report is to be received by Lisata. Additionally, since Qilu was the sponsor of the aforementioned Phase 2 trial, Lisata does not own rights to any of the data.
Certepetide was also the subject of a Phase 2b trial in first-line mPDAC patients, the ASCEND trial. We collaborated with the academic sponsor of the ASCEND trial, the Australasian Gastrointestinal Clinical Trials Group (AGITG) along with the University of Sydney to conduct the study at 25 sites in Australia and New Zealand. The Phase 2 double-blind, randomized (2:1), placebo-controlled, multi-center ASCEND trial evaluated certepetide in combination with SoC chemotherapy (gemcitabine and nab-paclitaxel) for the treatment of mPDAC. The original ASCEND protocol included one dosing scheme for certepetide. Following the acquisition of Cend Therapeutics and, by extension, certepetide in September 2022, Lisata collaborated with AGITG to amend the protocol to ensure it respected international regulatory standards. Thus, endpoints typically recognized by regulators as primary in registration studies and more effective in guiding next stages of clinical development (e.g., overall survival), were added. The amended protocol was designed to assess the efficacy of two different dosing regimens of certepetide in two separate cohorts: Cohort A, with 95 patients received a single intravenous (IV) dose of certepetide 3.2 mg/kg or placebo in combination with SoC, and Cohort B, with 63 patients received two IV doses of certepetide 3.2 mg/kg or placebo administered 4 hours apart in combination with SoC. The preliminary data from Cohort A were reported at the ASCO GI meeting on January 24, 2025, demonstrating a median overall survival (mOS) of 12.68 months for the certepetide treated group, compared to 9.72 months for the placebo treated group. Despite a numerical trend in 6-month PFS favoring the certepetide treatment group, no significant improvement in median PFS was observed (mPFS of 5.5 months in both groups). However, the objective response rate (ORR) benefit is positive with 4/65 (6.2%) complete responses in the certepetide treated group, compared to 0/28 (0%) the placebo treated group. The preliminary data from Cohort B were presented at the ESMO-GI meeting in July 2025, demonstrating a six-month progression-free survival (“6MPFS”) of 60.8% for the certepetide-

treated group, whereas the 6MPFS in the placebo-treated group was 25%. Median progression-free survival (“mPFS”) was 7.5 months for the certepetide-treated group and 4.7 months for the placebo-treated group. Objective response rate (“ORR”) was 45.2% for the certepetide-treated group and 19% for the placebo-treated group. Median overall survival (“mOS”) was 10.32 months for the certepetide-treated group compared to 9.23 months for the placebo-treated group. A comparison of the preliminary data from Cohorts A and B indicated that the addition of two doses of certepetide (Cohort B regimen) to SoC chemotherapy resulted in a clinically meaningful improvement in both PFS and ORR for patients with mPDAC. We believe that these preliminary clinically significant findings provide compelling support for the continued and expedited investigation of certepetide as a novel therapeutic agent for the treatment of metastatic pancreatic cancer. The adverse event profile of Cohorts A and B remain similar in subjects treated with certepetide compared to placebo, confirming previous observations of certepetide’s benign safety profile. Additional data from Cohorts A and B was presented at the ESMO annual meeting in October 2025 with a final study report of the ASCEND study anticipated to be prepared and made available to Lisata in 2026.
Additionally, certepetide remains the subject of ongoing clinical trials being conducted globally in a variety of solid tumor types and in combination with several chemotherapy and immunotherapy anti-cancer regimens. These include three investigator-initiated trials: a Phase 2a trial in glioblastoma multiforme (GBM) in patients with newly diagnosed GBM, a Phase 1b/2a trial (iLSTA) in locally advanced non-resectable pancreatic ductal adenocarcinoma, and a Phase 1b/2a trial (CENDIFOX) in pancreatic, colon, and appendiceal cancers. Data announcements and final study reports from these investigator-initiated trials are entirely within the purview of the academic sponsors. Lisata’s Phase 2a BOLSTER trial, evaluating a single 3.2 mg/kg dose of certepetide in combination with standards of care in first and second-line cholangiocarcinoma completed and demonstrated no evidence of benefit or increase in adverse events when a single 3.2 mg/kg dose of certepetide was added to standard of care.

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
b.Thirteen pending patent applications outside the United States; and
c.Pending claims covering, inter alia, methods for reducing the volume of a tumor using certepetide in combination with at least one anti-cancer agent or therapy; methods of treating pancreatic cancer using certepetide in combination with gemcitabine and/or nab-paclitaxel and methods of treating cancer in combination with chemotherapeutic and immunotherapeutic agents.
Product Opportunity for Pancreatic ductal adenocarcinoma (PDAC)
In the United States, there are approximately 67,000 new cases of pancreatic cancer diagnosed annually. Outside of the United States, there are an additional 498,000 annual pancreatic cancer diagnoses. PDAC accounts for more than 80% of all pancreatic cancer cases, so worldwide, nearly 452,000 annual incidences of PDAC are diagnosed. Further, PDAC is one of the most aggressive and lethal malignancies, with a 5-year survival rate of 13%, resulting in approximately 52,000 deaths annually in the United States alone. Moreover, on a global scale, pancreatic cancer results in over 466,000 deaths per year.
Seasonality
We do not believe that our operations are seasonal in nature.
Government Regulation
The healthcare industry is one of the most highly regulated industries in the United States and abroad. Various governmental regulatory authorities, as well as private accreditation organizations, oversee and monitor the activities of individuals and businesses engaged in the development, manufacture and delivery of healthcare products and services. The following is a general description of certain current laws and regulations that are relevant to our business:
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
Satisfaction of regulatory pre-market approval requirements typically takes many years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Moreover, submission of an IND may not result in authorization to initiate a clinical trial if the FDA raises concerns or questions about the design of the clinical trial or the non-clinical or manufacturing information supporting it, including concerns that human research subjects will be exposed to unreasonable health risks. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. After a trial is initiated, the FDA or the IRB overseeing the trial may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with applicable requirements or presents an unacceptable risk to the clinical trial patients.
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
•Phase 3: These are commonly referred to as pivotal or registration studies. When Phase 2 evaluations demonstrate that a dose range of the product candidate is effective and has an acceptable safety profile, Phase 3 clinical trials are typically undertaken in a larger patient population to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple and geographically dispersed clinical trial sites.
•Phase 4: In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor's agreement to conduct additional clinical trials after NDA approval. In other cases, a sponsor may voluntarily carry out additional trials post approval to gain more information about the drug product.
Congress amended the FD&C Act in 2022 to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Sponsors must submit a diversity action plan to the FDA by the time the sponsor submits the relevant clinical trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. If the FDA objects to a sponsor’s diversity action plan or otherwise requires significant changes to be made, it could delay initiation of the relevant clinical trial.
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
The FDA has 60 days after submission of an NDA to conduct a preliminary review in order to determine whether the application will be accepted for filing based on the Agency's threshold determination that the application is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. If the application is not sufficiently complete, the regulator may issue a Refusal to File, or RTF, letter. In this event, the application must be resubmitted with the additional information and the resubmitted application is also subject to review before FDA accepts it for filing. FDA has ten months from the filing date in which to complete its review of a new molecular-entity (“NME”) NDA and respond to the applicant, and six months from the filing date of an NME NDA designated for priority review. For non-NME NDAs, the review goals are ten months from the date of receipt for a standard application and six months from the date of receipt for a priority submission. The FDA does not always meet its goal dates for standard and priority NDAs, and the review process is often extended by FDA requests for additional information or clarification. In addition, if a sponsor submits a major amendment to a filed NDA at any time during the review cycle, the FDA may extend the goal dates for review.
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
During its review of an NDA, the FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee of independent clinicians and other scientific experts for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee but will carefully consider them. Data from clinical trials are not always conclusive, and FDA or its advisory committee may interpret data differently than the NDA applicant interprets the same data. FDA may also re-analyze the clinical trial data, which could result in extensive discussions between FDA and the applicant during the review process.
After the FDA fully evaluates the NDA and the relevant manufacturing facilities, the FDA will issue either an approval letter or a complete response letter (“CRL”). A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. In September 2025, the FDA began publishing CRLs soon after issuing them to the respective sponsors, breaking with long standing agency tradition of publishing CRLs with approval documentation after the product is approved. If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmitted NDA, the FDA will issue an approval letter to the applicant. FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information being provided to address the deficiencies in the CRL. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
Even if the FDA approves a drug product for marketing, it may limit the approved indications for use for the product; require that contraindications, warnings or precautions be included in the product labeling; require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval; require testing and surveillance programs to monitor the product after commercialization; or impose other conditions, including distribution restrictions or other risk management mechanisms, such as a risk evaluation and mitigation strategy or “REMS.” The FDA may also limit further marketing of a product or withdraw the marketing approval, based on results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications or patient populations, making certain types of manufacturing changes or seeking to make additional labeling claims, are subject to further testing requirements and FDA review and approval.
One potential condition of approval is that the FDA may require an applicant to develop a REMS if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the product. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS requirements are tailored to the specific risk/benefit profile of a drug and can include requirements such as medication guides for patients, detailed communication plans for healthcare professionals, and elements to assure safe use, or “ETASU.” ETASU may include, but is not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, restricted distribution, and the use of patient registries. The FDA may require a REMS as a condition of approval or may add such a requirement at any point post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS and the specific components that are involved can materially affect the potential market and profitability of an approved drug product. If the FDA concludes that a REMS plan is needed, the sponsor of the NDA must submit a proposed REMS plan to the FDA for review. The FDA will not approve an NDA without a REMS, if required.
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
In 2025, the FDA created a new voucher program called the Commissioner’s National Priority Voucher (“CNPV”) with the goal of radically expediting the drug and biological product review and approval process. The agency may award a CNPV to a company or a specific product candidate that demonstrates alignment with certain national health priorities. The FDA aims to take action on a marketing application for which a CNPV is used within one to two months after the filing date.
Even if a product qualifies for one or more of these programs, FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore none of these programs changes the standards for approval and may not ultimately expedite the development or approval process.
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
The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. In addition, as part of the Consolidated Appropriations Act for 2023, Congress provided FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. As a result of these recent amendments to the FD&C Act, the agency now generally requires a sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports will be published on the FDA’s website. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, allows the FDA to withdraw approval of the drug. Congress also recently amended the law to give FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product. Prior to the recent statutory amendments enacted by Congress, several oncology sponsors voluntarily withdrew specific indications for their drug products that were being marketed pursuant to accelerated approval, and the FDA’s Oncology Center of Excellence launched an initiative called Project Confirm, aimed at promoting transparency in the area of accelerated approvals for oncology indications. Scrutiny of the accelerated approval pathway is likely to continue in the coming years and may lead to further legislative and/or administrative changes in the future.
Pediatric Information
Under the Pediatric Research Equity Act (“PREA”), NDAs or supplements to NDAs must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. Sponsors must also submit pediatric trial plans and those plans must contain an outline of the proposed pediatric trial or trials the applicant plans to conduct, including trial objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA's internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. The FDA may grant full or partial waivers or deferrals by age group for submission of data. In addition, FDA is required to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation, and FDA publicly posts such PREA Non-Compliance letters and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease.
The FDA Reauthorization Act of 2017 introduced a provision regarding required pediatric studies. Under this statute, for product candidates intended for the treatment of an adult cancer which are directed at molecular targets that the FDA determines to be substantially relevant to the growth or progression of one or more pediatric cancers, original application sponsors must submit, with the marketing application, reports from molecularly targeted pediatric cancer investigations designed to yield clinically meaningful pediatric study data, gathered using appropriate formulations for each applicable age group, to inform potential pediatric labeling. The FDA may, on its own initiative or at the request of the applicant, grant deferrals or waivers of some or all of this data, as above. Unlike PREA, orphan products for oncology indications are not exempt from this requirement.
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
Congress periodically considers enacting new incentives or mandates applicable to pediatric drug development, and the regulatory requirements applicable to pediatric drug developers may change in the future. For example, in February 2026, bipartisan legislation was signed into law and grants FDA authority to assess penalties against companies that do not complete required pediatric studies.
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
If a product with orphan status receives the first regulatory approval for the disease or condition for which it has such designation, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances (such as showing of clinical superiority to the drug with orphan exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care). However, a competitor may receive regulatory approval for a different product (i.e., a different therapeutic agent from the orphan drug) for the same indication for which the orphan product has exclusivity and may obtain approval for the same product (i.e., the same therapeutic agent as the orphan drug) but for a different indication. If a designated orphan drug ultimately receives marketing approval for an indication broader than what was described in its orphan drug designation request, it may not be entitled to exclusivity under the Orphan Drug Act. Recent court cases have challenged FDA’s approach to determining the scope of orphan drug exclusivity; however, at this time the Agency continues to apply its long-standing interpretation of the governing regulations and has stated that it does not plan to change any orphan drug implementing regulations.
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
FDA can award priority review vouchers (“PRVs”) to sponsors of rare pediatric disease product applications that meet certain criteria. Under this program, a sponsor who receives an approval for a drug that has been granted an RPDD may qualify for such a voucher, which can be redeemed to receive a priority review of a subsequent marketing application for a different product. Upon submitting a marketing application with a PRV, the sponsor is required to pay a separate user fee that is assessed in addition to the typical application user fee (if no waiver or exemption applies); the fee for redeeming a PRV is also adjusted each fiscal year. For fiscal year 2026 that additional user fee is approximately $2.0 million.
A PRV is transferable and may be sold to other companies who wish to obtain a priority review for a future new drug or biological product marketing application.
The Consolidated Appropriations Act for 2026, which was signed into law on February 3. 2026, extended the FDA’s authority to grant Rare Pediatric Disease Priority Review Vouchers until September 30, 2029. The legislation also amended the FD&C Act to remove language imposing a deadline for a drug developer to have its product pre-designated by the FDA as intended for a “rare pediatric disease.”
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
•consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs; and
•mandated modification of promotional materials and labeling and the issuance of corrective information.
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. More recently, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates resource-intensive traceability and verification obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers. The DSCSA also replaced certain provisions from the PDMA pertaining to wholesale distribution of prescription drugs with a more comprehensive statutory scheme, requiring uniform national standards for wholesale distribution and, for the first time, for third-party logistics providers. In February 2022, the FDA released proposed regulations to amend the existing national standards for licensing of wholesale drug distributors by the states (which had been promulgated under the PDMA); to establish new minimum standards for state licensing third-party logistics providers; and to create a federal system for licensure for use in the absence of a state program, each of which is mandated by the DSCSA. From time to time, additional new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.
Other Healthcare Laws and Regulations
If our product candidates are approved in the United States, we will have to comply with various U.S. federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including but not limited to anti-kickback laws. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. Other federal and state laws and regulations that could directly or indirectly affect our ability to operate the business and/or financial performance include:
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
–the federal transparency requirements under the Physician Payments Sunshine Act that require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value physicians, teaching hospitals, and certain advanced non-physician healthcare practitioners and physician ownership and investment interests;
–Occupational Safety and Health Administration requirements; and
–state and local laws and regulations dealing with the handling and disposal of medical waste.
Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, or the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures to the extent that those laws impose requirements that are more stringent than the Physician Payments Sunshine Act. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Violations of the fraud and abuse laws, or other healthcare laws, are punishable by criminal and civil sanctions, including, in some instances, the possibility of exclusion from participation in federal and state healthcare programs, (including Medicare and Medicaid), and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also may be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called “responsible corporate officer” doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing. Given the penalties that may be imposed on companies and individuals if convicted, allegations of such violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements. In addition, private individuals have the ability to bring similar actions under some of the fraud and abuse laws. Further, federal and state laws that require manufacturers to make reports on pricing and marketing information could subject us to penalty provisions.
Coverage, Pricing, and Reimbursement
Sales of our drug products, if approved, will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government healthcare programs, private health insurers, managed healthcare providers, and other organizations. These third-party payors are increasingly challenging drug prices and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products, if approved as a benefit under their plans or, even if they do provide coverage, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.
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
Accordingly, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products, if approved, to each payor separately, with no assurance that coverage and adequate payment will be applied consistently or granted at all. The process for determining whether a payor will cover and how much it will reimburse a product may be separate from the process of seeking approval of the product or for setting the price of the product. Even if reimbursement is provided, market acceptance of our products, if approved, may be adversely affected if the amount of payment for such products proves to be unprofitable for healthcare providers or less profitable than alternative treatments or if administrative burdens make the products less desirable to use.
Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drug products have been a focus in this effort. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA, which includes (among other things) multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. For example, under the IRA, a manufacturer of drug products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities, announcing the first round of negotiated prices for the first 10 products in August 2024, which will become applicable for payment year 2026. The second round of negotiated prices for 15 drug products was announced in November 2025. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.
Separately, the Trump Administration announced the creation of a government website called TrumpRx, which will allow consumers to purchase certain drugs at reduced prices as negotiated between the drug manufacturers and the administration. As of December 2025, the Trump Administration secured deals with five major drug manufacturers to offer certain drugs at most-favored-nation prices.
We expect that federal, state and local governments in the United States will continue to consider legislation directed at lowering the total cost of healthcare. Individual U.S. states have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers (“PBMs”) and other members of the healthcare and pharmaceutical supply chain, an important decision that has led to more aggressive efforts by states in this area. During the current congressional session, numerous PBM reforms are being considered in both the Senate and the House of Representatives; they include diverse legislative proposals such as eliminating rebates; divorcing service fees from the price of a drug, discount, or rebate; prohibiting spread pricing; limiting administrative fees; requiring PBMs to report formulary placement rationale; promoting transparency. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including medical product developers like us.
It is uncertain whether and how future legislation or regulatory changes could affect prospects for our product candidates or what actions federal, state, or commercial payors for pharmaceutical products may take in response to any such healthcare reform proposals or legislation. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures reforms may prevent or limit our ability to generate revenue, attain profitability or commercialize our product candidates.
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
Importantly, United States authorities that enforce the FCPA, including the DOJ, deem most healthcare professionals and other employees of foreign hospitals, clinics, research facilities and medical schools in countries with public healthcare or public education systems to be “foreign officials” under the FCPA. When we or our agents interact with foreign healthcare professionals and researchers in testing our product candidates abroad (and marketing products in the future, if any are approved), we must have policies and procedures in place sufficient to prevent us and agents acting on our behalf from providing any bribe, gift or gratuity, including excessive or lavish meals, travel or entertainment in connection securing required permits and approvals such as those needed to initiate clinical trials in foreign jurisdictions. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the maintenance of books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and the development and maintenance of an adequate system of internal accounting controls for international operations. The Securities and Exchange Commission (“SEC”) is involved with the books and records provisions of the FCPA.
Government Regulation Outside the U.S.
In addition to regulations in the United States, we may be subject to a variety of regulations in foreign jurisdictions that govern, among other things, clinical trials and any commercial sales and distribution of our products, if approved, either directly or through our distribution partners. Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign jurisdictions prior to the commencement of clinical trials or marketing and sale of the product in those countries. The foreign regulatory approval process includes risks that are the same as or similar to the ones described above relating to the FDA submission, review and approval processes, and the time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Some foreign jurisdictions have a drug product approval process similar to that in the United States, which requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of clinical studies. In Europe, for example, a CTA must be submitted in accordance with the Clinical Trials Regulation and must involve an independent ethics committee, much like the FDA and a responsible IRB, respectively. Once the CTA is authorized, clinical trial development may proceed. To obtain regulatory approval of a therapeutic product candidate under European Union (“EU”) regulatory systems, we would be required to submit a marketing authorization application, which is similar to the NDA, except that there are different pathways to obtain marketing authorization, such as the centralized and decentralized procedures. For countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, and recently the United Kingdom, the requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary from country to country. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others. Moreover, even though certain clinical trials may support product approval in the United States, some nations may not consider such clinical studies adequate to support marketing authorization or may require that additional studies be performed on their citizens. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. We face the risk that the resulting prices would be insufficient to generate an acceptable return to us or any future partner of ours. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.
Regulation of Pharmaceutical Products in the European Union
As in the United States, pharmaceutical products can be marketed in the EU only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.
Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the EU had been implemented through national legislation of the member states. Under the previous system, an applicant obtained approval from the competent national authority of an EU member state in which the clinical trial was conducted. Furthermore, the applicant could only start a clinical trial after a competent ethics committee had issued a favorable opinion. In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (“Clinical Trials Regulation”) was adopted and became effective on January 31, 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States, repealing the previous Clinical Trials Directive 2001/20/EC. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation depends on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. On January 31, 2025, the Clinical Trials Regulation became applicable to clinical trials which were initially authorized under the Clinical Trials Directive.
The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal” called the Clinical Trial Information System (“CTIS”); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials. Use of the CTIS became mandatory for new clinical trial application submissions as of February 1, 2023.
To obtain marketing approval of a drug in the EU, an applicant must submit a marketing authorization application (“MAA”) either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states, Iceland, Lichtenstein and Norway. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specific diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the European Medicines Agency (“EMA”) is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use (“CHMP”). Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding stop-clocks.
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
Moreover, even if authorized to be marketed in the EU, prescription-only medicines may only be promoted to healthcare professionals, not the general public. All promotion should be in accordance with the particulars listed in the summary of product characteristics. Promotional materials must also comply with various laws, and codes of conduct developed by pharmaceutical industry bodies in the EU which govern (among other things) the training of sales staff, promotional claims and their justification, comparative advertising, misleading advertising, endorsements, and (where permitted) advertising to the general public. Failure to comply with these requirements could lead to the imposition of penalties by the competent authorities of the EU member states. The penalties could include warnings, orders to discontinue the promotion of the drug product, seizure of promotional materials, fines and possible imprisonment.
In April 2023 the European Commission issued a proposal for a new Directive and a new Regulation to revise and replace the existing general pharmaceutical legislation. As of December 2025, the three EU institutions, the European Commission, the European Parliament and the Council of the EU are in the process of negotiating the final content of the new Directive and Regulation. Once negotiations are complete, the European Parliament and the Council of the EU will vote on whether to approve the Directive and Regulation. If adopted and implemented as currently proposed, these revisions will significantly change several aspects of drug development and approval in the EU.
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
The Medicines and Healthcare products Regulatory Agency, or MHRA, is responsible for regulating the United Kingdom medicinal products market (Great Britain and Northern Ireland). An MHRA authorization must be obtained for each medicine to be marketed in the regions that comprise the United Kingdom. On January 1, 2021, all European Union marketing authorizations were converted to United Kingdom marketing authorizations subject to a manufacturer opt-out. The United Kingdom has introduced separate, specific processes for regulatory submissions and medicinal product marketing authorization, and MHRA guidance states that the United Kingdom will have the power to take into account marketing authorizations made under the European Union decentralized and mutual recognition procedures. On January 1, 2024, the MHRA launched the International Recognition Procedure, or IRP, which provides for an expedited authorization procedure for products that have received positive marketing authorization decisions from trusted partner agencies, such as the EMA or the FDA. There are two available routes for assessment and recognition under the IRP:
•Recognition Route A – 60 days from validation of submission
◦Application must be based on a Reference Regulator, or RR, marketing authorization within the previous two years
◦Any significant differences from the quality dossier approved by the RR marketing authorization requires assessment under Recognition Route B
◦Evidence of cGMP compliance for manufacturing sites should be provided with submission
◦None of the Recognition Route B criteria are met
•Recognition Route B – 110 days from validation of submission with one planned clock stop (up to 60 days) at day 70 to allow applicant to respond to issues identified during review
◦Application must be based on a RR marketing authorization within the previous 10 years
◦Criteria requiring Recognition Route B include, among other things:
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
Different rules apply in Northern Ireland following implementation of the Northern Ireland Protocol, under which European Union central marketing applications continue to apply there. However, in March 2023, the United Kingdom government and the European Commission reached agreement on a regulatory framework to replace the Northern Ireland Protocol, referred to as the Windsor Framework. The Windsor Framework is effective as of January 1, 2025, and requires changes to the system that was previously in effect under the Northern Ireland Protocol, including the regulation of pharmaceutical products in the United Kingdom. Specifically, the MHRA will be responsible for approving all medicines intended to be marketed in the United Kingdom (including Northern Ireland), while the EMA will no longer be involved in approving medicines intended for sale in Northern Ireland.
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
Human Capital Resources
As of December 31, 2025, we had 21 full-time employees. Senior management and professional employees have had prior experience in pharmaceutical and/or biotechnology companies. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of equity-based compensation awards in order to emphasize increasing stockholder value and our success by motivating such individuals to perform to the best of their abilities and achieve our objectives.
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
•The proposed acquisition by Kuva is subject to a number of conditions beyond our control. Failure to complete the proposed acquisition within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our stock price.
•We have incurred substantial losses and negative cash flow from operations in the past and expect to continue to incur losses and negative cash flow for the foreseeable future. Additionally, we anticipate that we will need substantial additional financing to continue our operations; if we are unable to raise additional capital, we may be forced to delay, reduce or eliminate some or all of our product development programs, and our business will consequently be materially harmed.
•There is substantial doubt regarding our ability to continue as a going concern.
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
•We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the regulators may not permit us to proceed.
•Results from a clinical trial, once completed, may be less clear than expected, which may hinder our efforts to obtain regulatory approval for our product candidates.
•We may be unable to manage multiple late-stage clinical trials for a variety of product candidates simultaneously.
•Product candidates that appear promising in research and development may be delayed or may fail to reach later stages of clinical development.
•If serious or unacceptable side effects are identified during the development of any of our product candidates, we may need to abandon or limit our development of that product candidate.
•A Fast Track or breakthrough therapy designation by the FDA (or other regulatory authorities) and other similar regulatory designations may not lead to a faster development, regulatory review, or approval process.
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
•We may need to grow the size or change the composition of our organization and may experience difficulties in managing this growth or change.
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
•We conduct operations through our Australian subsidiary. If we lose our ability to operate in Australia, or if the subsidiary loses eligibility for certain Australian tax credits, our business and results of operations could suffer.
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
•We may be subject to numerous and varied privacy and security laws, and our failure to comply could result in penalties and reputational damage.
•We will continue to be subject to extensive regulation following any product approvals, and if we fail to comply with these regulations, we may suffer a significant setback in our business.
•Healthcare companies have been the subject of federal and state investigations, and we could become subject to investigations in the future.
•It is uncertain to what extent government, private health insurers and third-party payors will approve coverage or provide reimbursement for the therapies and products to which our research and development relate. Legislation and regulatory proposals intended to contain healthcare costs may adversely affect our business.
•Inadequate funding for the FDA, the SEC and other government agencies in the U.S. or elsewhere, and/or large staff turnovers at these agencies could hinder new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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
•Our stock price has been, and will likely continue to be, highly volatile and accurately predicting positive or negative movement relative to our results and announcements historically has been elusive.
•We may fail to comply with the continued listing requirements of the Nasdaq Capital Market, such that our common stock may be delisted and our ability to access the capital markets could be negatively and materially impacted.
•Future fundraising and strategic transactions may cause dilution, and we currently have securities outstanding that are exercisable for our common stock, which could result in significant additional dilution.
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
RISKS RELATED TO THE PROPOSED ACQUISITION BY KUVA
The proposed acquisition by Kuva is subject to a number of conditions beyond our control. Failure to complete the proposed acquisition within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our stock price.
On March 6, 2026, we entered into the Merger Agreement, pursuant to which, and upon the terms and subject to the conditions thereof, Purchaser will commence a tender offer to purchase all of our issued and outstanding shares of common stock in exchange for (i) $5.00 per share, net to the seller in cash, without interest, but subject to any applicable withholding of taxes plus (ii) one non-tradeable CVR, which represents the contractual right to receive a contingent cash payment of $1.00 per CVR if the Milestone is met as further described in the CVR Agreement. If certain conditions are satisfied and the Offer is consummated, Kuva would acquire any remaining shares for the Offer Price by a merger of Purchaser with and into us.. Following completion of the transaction, we will become part of Kuva, a privately-held company, and our common stock will be delisted from Nasdaq. We will also apply to deregister our common stock and cease to be a reporting company under the United States Securities Exchange Act of 1934, as amended. Under the Merger Agreement, the Offer and the Merger will be subject to customary closing conditions for a transaction of this nature. Kuva will be required to close on the Offer so long as there shall be validly tendered a number of Shares that represents (and will represent immediately following the consummation of the Offer) at least a majority of the aggregate voting power of all Shares then outstanding.
We cannot predict whether and when the conditions to closing will be satisfied. Until these conditions are satisfied and we and Kuva complete the proposed transaction, our business, operating results and financial condition are exposed to certain risks due to the effect of the pending proposed transaction, including:
•the possibility of disruption to our business and operations, including diversion of management attention and resources;
•the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the proposed transaction, and other restrictions on our ability to conduct our business;
•the amount of the costs, fees, expenses, and charges related to the proposed transaction;
•our inability to solicit other acquisition proposals; and
•the market price of our common stock could decrease if the proposed transaction is not completed or if there exists a market perception that the transaction will not be completed.
If the proposed transaction does not close, we would be exposed to additional risks, including:

•to the extent the current market price of our common stock reflects an assumption that the proposed transaction will be completed, the price of our common stock could decrease if the proposed transaction is not completed;
•investor confidence could decline, shareholder litigation could be brought against us, relationships with service providers, investors, and other business partners may be adversely impacted, we may be unable to retain key personnel, and our financial condition may be adversely impacted due to costs incurred in connection with the pending transaction; and
•the requirement that we pay a termination fee of $2,000,000 if the Merger Agreement is terminated in certain circumstances, including if we terminate to accept and enter into an agreement with respect to a superior proposal.

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS
We have incurred substantial losses and negative cash flow from operations in the past and expect to continue to incur losses and negative cash flow for the foreseeable future.
We have a limited operating history as Lisata Therapeutics, Inc, limited capital, and limited sources of revenue. Since our inception in 1980 through December 31, 2025, we have incurred aggregate net losses of approximately $564.7 million. Our net losses from continuing operations attributable to common stockholders for the years ended December 31, 2025 and December 31, 2024 were approximately $16.6 million and $20.0 million, respectively. As of December 31, 2025, our cash and cash equivalents and marketable securities were $16.0 million. Our current business has not generated revenues in the past and for the foreseeable future we do not expect it to generate revenue to be sufficient to cover costs attributable to that business or to our operations as a whole, including our development activities associated with our product candidates. Ultimately, we may never generate sufficient revenue from our business to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of product development and other operations.
We anticipate that we will need substantial additional financing to continue our operations; if we are unable to raise additional capital, we may be forced to delay, reduce or eliminate some or all of our product development programs, and our business will be materially harmed.
Our current operating plan will require significant levels of additional capital to fund the continued development of our product candidates and our clinical development activities. Based on our current expected capital needs, we believe that our projected capital will fund our current proposed operations into early 2027, encompassing anticipated data milestones from all of our ongoing clinical trials.
Our clinical activities may be expected to continue to increase in size, complexity and geographic reach as our programs are advanced and they will require significant investment over a period of several years before they yield results that could potentially be approved by health authorities and commercialized by us or a partner, if ever. Even if data from our current Phase 2 clinical trials for our product candidates were deemed positive, we most likely would be required to conduct additional clinical trials of the product candidates, including larger and more expensive pivotal Phase 3 trials, to pursue commercialization of the candidates. To do so, we will need to raise substantial additional capital, enter into collaboration agreements with third parties or undertake any combination thereof. If we are unsuccessful in our efforts to raise capital or find collaborative partners, we will likely need to otherwise delay or abandon the trials.
The amount and timing of our future capital requirements also will likely depend on many other factors, including but not limited to:
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
To both fund our clinical trials and support our future operations, it is highly probable that we would require raising capital through a variety of different public and/or private financings vehicles. This could include, but not be limited to, utilization of our at-the-market offering agreement with H.C. Wainwright & Co., LLC, potential issuances of other debt or equity securities in public or private financings and/or sale or licensing of assets. If we raise capital through the sale of equity, or securities convertible into equity, it would likely result in dilution to our then-existing stockholders. Servicing the interest and principal repayment obligations under debt we incur, or whether any such debt is called, would divert funds that might otherwise be available to support research and development, clinical or commercialization activities. In addition, debt financing involves covenants that restrict our ability to operate our business. In certain cases, we also may seek funding through collaborative arrangements that would likely require us to relinquish certain rights to our technology or product candidates and diminish our share in the future revenues associated with the partnered product.
Ultimately, we may be unable to raise capital or enter into collaborative relationships on terms that are acceptable to us, if at all. Our inability to obtain the necessary capital or financing to fund our future operating needs would materially adversely affect our business, results of operations and financial condition.
There is substantial doubt regarding our ability to continue as a going concern.
There is substantial doubt regarding our ability to continue as a going concern. Our continued operations are dependent upon our ability to obtain additional capital. As of December 31, 2025, our cash and cash equivalents were $16.0 million. Our management believes that such cash and cash equivalents will not be sufficient to fund our operating expenses and capital requirements for twelve months after the date that the financial statements included in this Annual Report are issued. We will require significant additional funding to advance any of our product candidates beyond the short term. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. Our lack of sufficient liquidity could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally. We continue to analyze various alternatives, including debt or equity financings or other arrangements.
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
Our investigational product candidate certepetide is still in clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of certepetide and potentially one or more of our other product candidates. The success of our product candidates will depend on many factors, including the following:
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
•maintaining a continued acceptable safety profile of our products following approval; and
•factors we may not be able to control, such as potential pandemics that may limit patients, principal investigators or staff or clinical site availability (e.g. the COVID-19 pandemic).
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
Clinical testing is expensive, challenging and complex to design and execute and can take many years to complete. Importantly, a failure of one or more clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of clinical trials that could delay or prevent our ability to complete our clinical trials, receive regulatory approval or commercialize our product candidates, including the following:
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
In addition, the U.S. Congress amended the FDCA in 2022 to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug or biologic to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Although none of our investigational product candidates has reached Phase 3 of clinical development, we or our partners must submit a diversity action plan to the FDA by the time a Phase 3 trial, or pivotal study, protocol is submitted to the agency for review, unless we or our partners are able to obtain a waiver for some or all of the requirements for a diversity action plan. Initiation of such trials may be delayed if the FDA objects to a proposed diversity action plans for any future Phase 3 trial of our product candidates, and we or our partners may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.
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
We and our partners are conducting clinical trials for product candidates in many countries outside of the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials where the preponderance of data are generated in a foreign jurisdiction.
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
All of our product candidates are in clinical development, and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have other unexpected, unacceptable characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many investigational products that initially showed promise in clinical or earlier stage testing have later been found to cause side effects or other safety issues that prevented further development. Even if we receive regulatory approval for a candidate with a known safety risk that is described in the product’s labeling, such an approved product may not achieve market acceptance by physicians, patients, third-party payors or others in the medical community, which would materially and adversely affect our business.
A breakthrough therapy designation by the FDA, even if granted for any of our product candidates, is no guarantee of a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
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
Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to candidate products considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidate no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy designation for certepetide and some or all of our future product candidates, there can be no assurance that we will receive or maintain breakthrough therapy designation.

A Fast Track designation by the FDA and other similar regulatory designations is no guarantee of a faster development, regulatory review or approval process.
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
Accelerated or provisional approval by the FDA or other relevant regulatory authority, even if granted for certepetide or future product candidates, is no guarantee of faster market introduction and it does not increase the likelihood that our product candidates will receive full marketing approval.
We plan to seek approval of certepetide and may seek approval of other current or future product candidates using an accelerated or provisional approval pathway available in many regulatory jurisdictions. A product candidate may be eligible for accelerated or provisional approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. As a condition of provisional approval, the regulatory authority may require the sponsor to perform adequate and well-controlled post-marketing clinical trials for the corresponding product/indication. Regulatory authorities may require that such studies be fully enrolled before the marketing application is approved. These confirmatory trials must be completed with due diligence.
Specifically, we may seek an early approval under the Australian Provisional Determination scheme. A product candidate may be eligible for a provisional determination in Australia if it is 1) intended to treat, prevent, or diagnose a life threatening or seriously debilitating condition, 2) for which there is preliminary clinical data demonstrating that the medicine is likely to provide a significant improvement in the efficacy or safety of treating the condition, 3) the preliminary clinical data suggests that the medicine is likely to provide a major therapeutic advance, and 4) sufficient evidence has been provided of a plan to submit comprehensive clinical data confirming the safety and efficacy of the medicine before the end of the six years provisional registration.
Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, allows a regulatory authority to withdraw approval of the drug. In addition, in the United States, a company whose drug product is authorized for commercialization through the accelerated approval pathway must submit all promotional materials for products approved under the accelerated or provisional approval pathway to the FDA in advance of dissemination for potential agency comment, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated or provisional approval for one or more of our product candidates, we may not experience a faster development or regulatory review or approval process and receiving accelerated or provisional approval does not provide assurance of ultimate full regulatory approval.
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
We may enter into collaborations, strategic alliances, additional licensing arrangements, acquisitions, business combinations or other strategic transactions with third parties that we believe are essential to product commercialization or will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that could significantly dilute the shares of our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and/or acquisition candidates and the negotiation process can be time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. Furthermore, there can be no assurance that our exploration of potential acquisitions, business combinations or strategic alternatives will result in us entering into or completing any transaction or that such transaction, if completed, will add to stockholder value.
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
If competitors develop and market products that are more effective, safer, and/or less expensive than our product candidates or offer other advantages, our commercial prospects will be limited or eliminated.
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
As a general matter, we also face competition from many other companies that are researching and developing product candidates in similar indications. Many of these companies have financial and other resources substantially greater than ours. In addition, many of these competitors have significantly greater experience in testing pharmaceutical and other therapeutic products, obtaining FDA and other regulatory approvals, and marketing and selling approved products in highly regulated commercial healthcare markets. If we ultimately obtain regulatory approval for any of our product candidates, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no commercial-scale experience. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated by our competitors. Competition may increase further as a result of advances made in the commercial applicability of our technologies and greater availability of capital for investment in these fields.
We conduct significant operations through our wholly-owned Australian subsidiary. If we lose our ability to operate in Australia, or if the subsidiary is unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations will suffer.
We develop certain of our programs in part through our wholly-owned Australian subsidiary, Lisata Therapeutics Australia Pty Ltd. Due to the geographical distance as well as our limited experience operating in Australia, we may not be able to efficiently or successfully monitor, develop or commercialize our products or programs in Australia, including conducting clinical trials. Furthermore, we have no assurance that the results of any clinical trials conducted for our product candidates in Australia will be accepted by the FDA or other foreign regulatory authorities for development and commercialization approvals. In addition, current Australian tax regulations provide for a refundable tax incentive between 43.5% to 48.5% (depending upon the income tax rate) for qualified research and development activities. If we are ineligible or unable to receive the research and development tax credit, or past credits are determined ineligible upon audit, or if we lose our ability to operate Lisata Therapeutics Australia Pty Ltd. in Australia, or the Australian government significantly reduces or eliminates the tax credit, our business and results of operation would be adversely affected. In the event we determine it advisable to stop operating through this subsidiary, we may be required to migrate such operations from this subsidiary to us. Any such action may be difficult and cause us to incur additional expenses, as well as give rise to tax liabilities for us or erode our tax attributes (such as tax credits or net operating losses).
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
The increasing use of social media platforms presents new risks and challenges including but not limited to the dissemination of disinformation, false or misleading accusations, incorrect statements and/or inaccurate statements or data generated by individuals or through use of artificial intelligence.
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
Although we seek to conduct our business in compliance with applicable laws and regulations, these laws and regulations are exceedingly complex and often subject to varying interpretations. The biopharmaceutical industry is a topic of significant government interest, and thus the laws and regulations applicable to our business are subject to frequent change and/or reinterpretation. As such, there can be no assurance that we will be able, or will have the resources, to maintain compliance with all applicable biopharmaceutical and healthcare laws and regulations. Failure to comply with such biopharmaceutical and healthcare laws and regulations could result in significant enforcement actions, civil or criminal penalties, which along with the costs associated with such compliance or with enforcement of such biopharmaceutical and healthcare laws and regulations, may have a material adverse effect on our operations or may require restructuring of our operations or impair our ability to operate profitably.
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
We are subject to laws and regulations covering data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the United States, we may be subject to state security breach notification laws, state health information privacy laws and federal and state consumer protections laws which impose requirements for the collection, use, disclosure, and transmission of personal information. If we fail to comply with applicable laws and regulations, we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. In addition, as various states, such as California, Virginia, Colorado, Connecticut, and Utah implement their own privacy laws and regulations, the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, which may create complex compliance issues for us and potentially expose us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify.
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
We are exposed to the risk of fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: a) comply with the regulations of the FDA and foreign regulatory authorities, provide true, complete and accurate information to the FDA and foreign regulatory authorities, b) comply with manufacturing standards we have established, c) comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or d) report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products, our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing, and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The laws that may affect our ability to operate include, but are not limited to:
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
•federal civil and criminal false claims laws and civil monetary penalty laws, including the Federal False Claims Act (the “FCA”), which impose criminal and civil penalties, including through civil “qui tam” or “whistleblower” actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal healthcare programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the Federal False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
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
Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.
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
Healthcare companies have been the subject of federal and state investigations, and we could become subject to such investigations in the future.
Both federal and state government agencies have heightened civil and criminal enforcement efforts. There are numerous ongoing investigations of healthcare companies, including drug, biologic and medical device companies, as well as their executives and managers. In addition, amendments to the Federal False Claims Act, including under healthcare reform, have made it easier for private parties to bring “qui tam” (whistleblower) lawsuits against companies under which the whistleblower may be entitled to receive a percentage of any money paid to the government. The Federal False Claims Act provides, in part, that an action can be brought against any person or entity that has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The government has taken the position that claims presented in violation of the federal anti-kickback law or other healthcare-related laws, including laws enforced by the FDA, may be considered a violation of the Federal False Claims Act. Penalties include substantial fines for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person or entity and/or exclusion from the Medicare program. In addition, a majority of states have adopted similar state whistleblower and false claims provisions.
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
To the extent that healthcare providers cannot obtain coverage or reimbursement for our therapies and products, they may elect not to provide such therapies and products to their patients and, thus, may not need our services. Further, as cost containment pressures are increasing in the healthcare industry, government and private payors may adopt strategies designed to limit the amount of reimbursement paid to healthcare providers.
Similarly, the trend toward managed healthcare and bundled pricing for healthcare services in the United States, could significantly influence the purchase of healthcare services and products, resulting in lower prices and reduced demand for our therapeutic products under development.
We may receive a portion of our revenues from services rendered to patients enrolled in federal healthcare programs, such as Medicare, and we may also directly or indirectly receive revenues from federal healthcare programs. Federal healthcare programs are subject to changes in coverage and reimbursement rules and procedures, including retroactive rate adjustments. These contingencies could materially decrease the range of services covered by such programs or the reimbursement rates paid directly or indirectly for our products and services. To the extent that any healthcare reform favors the reimbursement of other therapies over our therapeutic products under development, such reform could affect our ability to sell any products for which we are able to obtain regulatory approval, which may have a material adverse effect on our revenues.
The limitation on reimbursement available from private and government payors may reduce the demand for, or the price of, our services, which could have a material adverse effect on our revenues. Additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future which could adversely affect the revenues generated from the sale of our products and services.
Furthermore, overall funding for Medicare and Medicaid remains unpredictable and at the discretion of the U.S. government. Also, there remain a large number of people who do not have any form of healthcare coverage and who are not eligible for or enrolled in Medicare, Medicaid or other governmental programs. The extent to which any future healthcare reform may be successful in reducing the number of such uninsured is unclear, and the reduced funding of governmental programs and increase in uninsured populations could have a negative impact on the demand for our products and services that may be reimbursed by government and private payors.
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
Legislation and legislative and regulatory proposals intended to contain healthcare costs may adversely affect our business.
The containment of healthcare costs has become a priority of federal and state governments and the prices of drug products have been a focus of this effort. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. We expect that federal, state and local governments in the United States will continue to consider legislation directed at lowering the total cost of healthcare and prescription drugs. Individual U.S. states have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate PBMs and other members of the healthcare and pharmaceutical supply chain, an important decision that has led to more aggressive efforts by states in this area.

The U.S. Congress is currently considering numerous PBM reforms including diverse legislative proposals such as eliminating rebates; divorcing service fees from the price of a drug, discount, or rebate; prohibiting spread pricing; limiting administrative fees; requiring PBMs to report formulary placement rationale; promoting transparency. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including medical product developers like us.
On August 16, 2022, President Biden signed into the law the Inflation Reduction Act (“IRA”). Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the U.S. For example, under the IRA, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition, and starting for payment year 2028, CMS will begin negotiating drug prices for a select number of Part B drugs. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities announcing the first round of negotiated prices for the first 10 drug products in August 2024, which will become applicable for payment year 2026. The second round of negotiated prices for 15 drug products was announced in November 2025. Ultimately, the IRA’s impact on the biopharmaceutical industry in the United States remains uncertain, in part because of multiple ongoing lawsuits against CMS brought by large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce).

It is uncertain whether and how future legislation or regulatory changes could affect prospects for our product candidates or what actions third-party payors may take in response to any such healthcare reform proposals or legislation. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures reforms, may prevent or limit our ability, or the ability of a commercial collaborator, to commercialize any of our future products that receive marketing approval as well as our ability to generate revenue and attain profitability.
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
Future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes or executive orders will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the FDA has experienced significant and rapid fluctuations in leadership and scientific review personnel, which may be key contributing factors in multiple reported delays in agency decision making on marketing applications and agency requests for additional data that are inconsistent with prior regulatory feedback. In addition, the next FDA user fee reauthorization package entered the stakeholder negotiation phase in mid-2025, and any agreement will be sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s performance goals for activities supported by user fees assessed against industry.
In addition, disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, political disputes in Congress may result in a shutdown of the U.S. government, and in such cases certain regulatory agencies, such as the FDA and the SEC, would have to furlough employees and stop critical activities during that period. Moreover, government shutdowns or slowdowns can increase the time needed for an agency to complete its review or make final approvals or other administrative decisions. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad, including as a result of pandemics or possible military actions and conflicts around the world; and
•business interruptions resulting from geo-political actions, including war and terrorism.
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
To protect our intellectual property, we may initiate litigation or other proceedings. In general, intellectual property litigation is costly, time-consuming, diverts the attention of management and technical personnel and could result in substantial uncertainty regarding our future viability, even if we ultimately prevail. Some of our competitors may be able to sustain the costs of such litigation or other proceedings more effectively than we can because of their substantially greater financial resources. The loss or narrowing of our intellectual property protection, the inability to secure or enforce our intellectual property rights or a finding that we have infringed the intellectual property rights of a third party could limit our ability to develop or market our products and services in the future or adversely affect our revenues. Furthermore, any public announcements related to such litigation or regulatory proceedings could adversely affect the price of our common stock.
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
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of patent rights remain highly uncertain. Any pending and future patent applications may not result in patents being issued which protect the related technology or product candidates or which effectively prevent others from commercializing competitive technologies and product candidates. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of patents or narrow the scope of patent protection.
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
We anticipate that many of our consultants or advisors will currently be, or were previously, employed at universities, industry service providers (e.g., CDMOs, CROs, CDOs, etc.), or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.
Presently we have two pending patent applications in the United States and thirteen pending patent applications outside the United States. Because additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights.
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
RISKS RELATED TO MANAGING GROWTH AND EMPLOYEE MATTERS
We may need to grow the size or change the structure of our organization, and may experience difficulties in managing this growth or change.
As of December 31, 2025, we had 21 full-time employees. We may need to hire new employees to conduct our research and development, administrative or business activities in the future. Any delay in hiring such new employees could result in delays in our research and development activities and would harm our business. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:
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
We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical trial execution and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.
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
The market price of our common stock has been, and in the future may continue to be, highly volatile. For example, from January 1, 2025 through March 12, 2026 our common stock traded as low as $1.81 per share and as high as $5.07 per share.
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
•adverse fluctuations in our operating results or financial results that otherwise fall below the market's expectations;
•disappointing developments concerning our product candidates;
•incorrect or misleading reports about our products, data and/or company;
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
In addition to potential dilution associated with potential future fundraising and strategic transactions, we currently have securities outstanding that are exercisable for our common stock, which could result in significant additional dilution and downward pressure on our stock price.
As of December 31, 2025, there were 8,833,875 shares of our common stock outstanding. In addition, there were outstanding stock options, restricted stock units and warrants representing the potential issuance of an additional 3,105,000 shares of our common stock. The issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect the price of our common stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares could cause the supply of our common stock available for purchase in the market to exceed the purchase demand for our common stock. Such supply in excess of demand could cause the market price of our common stock to decline.
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
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Information Officer and Data Protection Officer. This individual has over 30 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs (nationally and globally), as well as several relevant degrees and certifications, including a Bachelors and Master’s Degree focusing in Computer Science, along with cybersecurity leadership, computer security, forensics, and technology certifications earned over the years. This management team member is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, this management team member reports to the audit committee of our board of directors about cybersecurity threat risks, among other cybersecurity related matters, on a quarterly basis.

ITEM 2. PROPERTIES.
Our corporate headquarters are in Basking Ridge, New Jersey and although our lease expired on September 30, 2025 we, based on prior understanding with the building’s management, continue to occupy a portion of office space in the building. We are seeking a new corporate space as a result of the building recently falling into receivership (and pending sale).

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
Holders
As of March 12, 2026, there were approximately 322 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2025 regarding shares of our common stock that may be issued under our existing equity compensation plans, including our 2018 Equity Incentive Compensation Plan (the “2018 Plan”), our 2015 Equity Compensation Plan (the “2015 Plan”), our 2009 Stock Option and Incentive Plan (the “2009 Plan”), and our amended 2017 Employee Stock Purchase Plan (the “Amended 2017 ESPP”).

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options (1)	Weighted Average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders (2)	1,502,881	$6.17	478,010	(3)
Equity compensation plans not approved by security holders	0	—	0
Total	1,502,881	$6.17	478,010	(3)
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
Overview
We are a clinical-stage pharmaceutical company dedicated to the discovery, development, and commercialization of innovative therapies for the treatment of solid tumors and other serious diseases. Our investigational product, certepetide (formerly known as LSTA1 or CEND-1), is designed to activate a novel uptake pathway (the C-end rule active transport mechanism) that allows co-administered or tethered (i.e., molecularly bound) anti-cancer drugs to target and penetrate solid tumors more effectively. Certepetide actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are expected to remain unaffected. Certepetide has also been shown to modify the tumor microenvironment (“TME”) by reducing T-regulatory cells and augmenting cytotoxic T cells, thereby making tumors more susceptible to immunotherapies while also inhibiting the metastatic cascade (i.e., the spread of cancer to other parts of the body). We, our collaborators and other researchers have amassed and continue to amass significant non-clinical data demonstrating enhanced delivery of a range of existing and emerging anti-cancer therapies, including chemotherapeutics, immunotherapies, and RNA-based therapeutics. In addition, certain preclinical data using certepetide in combination with antibody drug conjugates (ADCs) has been generated as part of our research collaboration with Catalent. These data were presented at a scientific meeting during the fourth quarter of 2025. To date, certepetide has also demonstrated favorable safety, tolerability and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy, with and without added immunotherapy, for pancreatic cancer. Certepetide is or has been the subject of several Phase 2 clinical studies globally in a variety of solid tumor types, including metastatic pancreatic ductal adenocarcinoma (mPDAC), cholangiocarcinoma, appendiceal cancer, colon cancer and glioblastoma multiforme in combination with a variety of anti-cancer regimens.
Our leadership team has amassed many decades of collective biopharmaceutical and pharmaceutical product development experience across a variety of therapeutic categories and at all stages of development from preclinical through to product registration and launch. Our goal is to develop and commercialize products that address important unmet medical needs.
Recent Developments
Proposed Acquisition by Kuva Labs Inc.
On March 6, 2026, we entered into the Merger Agreement, pursuant to which, and upon the terms and subject to the conditions thereof, Purchaser will commence a tender offer to purchase all of our issued and outstanding shares of common stock in exchange for (i) $5.00 per share, net to the seller in cash, without interest, but subject to any applicable withholding of taxes (the “Closing Amount”) plus (ii) one non-tradeable CVR, which represents the contractual right to receive a contingent cash payment of $1.00 per CVR if the Milestone is met as further described in the CVR Agreement. If certain conditions are satisfied and the Offer is consummated, Kuva would acquire any remaining shares for the Offer Price by a merger of Purchaser with and into us. Following completion of the transaction, we will become part of Kuva, a privately-held company, and our common stock will be delisted from Nasdaq. We will also apply to deregister our common stock and cease to be a reporting company under the United States Securities Exchange Act of 1934, as amended. Under the Merger Agreement, the Offer and the Merger will be subject to customary closing conditions for a transaction of this nature. Kuva will be required to close on the Offer so long as there shall be validly tendered a number of Shares that represents (and will represent immediately following the consummation of the Offer) at least a majority of the aggregate voting power of all Shares then outstanding. We cannot predict whether and when the conditions to closing will be satisfied. Until these conditions are satisfied and we and Kuva complete the proposed transaction, our business, operating results and financial condition are exposed to certain risks due to the effect of the pending proposed transaction. Refer to Item 1A. “Risk Factors” for a summary of risks related to the proposed transaction.

Termination of Qilu Exclusive License and Collaboration Agreement

On January 23, 2026, we and Qilu Pharmaceutical Co., Ltd. (“Qilu”) entered into a Mutual Termination Agreement (the “Termination Agreement”) relating to the Exclusive License and Collaboration Agreement between us (formerly Cend Therapeutics, Inc. (“Cend”)) and Qilu, relating to the research, development and commercialization of certepetide (formerly known as CEND-1), dated February 11, 2021, as amended on April 26, 2021, and further amended by the Side Letter Agreement, dated November 10, 2023 (collectively the “License and Collaboration Agreement”).
Previously, Cend (which was subsequently acquired by us) and Qilu entered into the License and Collaboration Agreement, pursuant to which we granted Qilu a royalty-bearing exclusive license for the research, development and commercialization of certepetide in the Greater China territory (including Mainland China, Hong Kong, Macau, and Taiwan). Pursuant to the License and Collaboration Agreement, we were eligible to receive up to $200 million in development and commercial milestone payments and royalties ranging from 10% to 15% on licensed product sales. In consideration for the license, Qilu made an upfront payment of $10.0 million to Cend, which was recognized as revenue by Cend prior to our acquisition of Cend on September 15, 2022 (the “Cend Merger”). In addition, Cend received and recognized as revenue a $5.0 million development milestone prior to the Cend Merger. We have not received any additional development and commercial milestone payments since the Cend Merger.
Pursuant to the Termination Agreement, the License and Collaboration Agreement is terminated, effective as of January 23, 2026, and is no longer in effect, except that the termination does not relieve the parties from obligations under the License and Collaboration Agreement that accrued prior to the termination and certain other provisions expressly indicated to survive the termination.

Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
Revenue	$170	$1,000	$(830)

Operating Expenses:
Research and development	7,949	11,334	(3,385)
General and administrative	10,430	12,075	(1,645)
Total operating expenses	18,379	23,409	(5,030)
Loss from operations	(18,209)	(22,409)	4,200
Total other income	661	1,626	(965)
Benefit from income taxes	(962)	(798)	164
Net loss	$(16,586)	$(19,985)	$3,399
Overall, net losses were $16.6 million and $20.0 million for the years ended December 31, 2025 and 2024, respectively.
Revenue
Revenue totaled $0.2 million and $1.0 million for the years ended December 31, 2025 and 2024, in connection with certain upfront license fees in the current year and the Exclusive License and Collaboration Agreement with Kuva in the prior year.
Operating Expenses
For the year ended December 31, 2025, operating expenses totaled $18.4 million compared to $23.4 million for the year ended December 31, 2024, representing a decrease of $5.0 million or 21.5%.
Operating expenses comprise the following:

•Research and development expenses were approximately $7.9 million for the year ended December 31, 2025, compared to $11.3 million for the year ended December 31, 2024, representing a decrease of approximately $3.4 million, or 29.9%. This was primarily due to a reduction in Clinical department expenses as a result of the elimination of several positions during the year and reversal of the bonus accrual in the fourth quarter, lower spend on the ASCEND trial, a reduction in patient treatment costs and clinical research organization (“CRO”) expenses associated with our Phase 2a proof-of-concept BOLSTER trial and lower spend on chemistry, manufacturing and controls (“CMC”) partially offset by an increase in expenses associated with our Phase 2a glioblastoma multiforme (“GBM”) proof-of-concept study.
•General and administrative expenses were approximately $10.4 million for the year ended December 31, 2025, compared to $12.1 for the year ended December 31, 2024, representing a decrease of approximately $1.6 million or 13.6%. This was primarily due to a reversal of the bonus accrual in the fourth quarter, one-off settlement costs in the prior year in addition to lower spending on consulting in the current year partially offset by a credit loss allowance, and impairment of a non-financial asset.
Historically, to minimize our use of cash, we have used a variety of equity instruments as compensation to employees, consultants, directors and other service providers. The use of these equity instruments has resulted in non-cash charges to the results of operations, which has been significant in the past.
Other Income
Total other income was $0.7 million for the year ended December 31, 2025, compared to $1.6 million for the year ended December 31, 2024, representing a decrease of approximately $1.0 million or 59.3%. This was primarily due to a reduction in investment income from cash, cash equivalents and marketable securities in the current year as a result of lower investment balances.
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

Analysis of Liquidity and Capital Resources
At December 31, 2025, we had cash and cash equivalents of approximately $16.0 million, working capital of approximately $14.6 million, and stockholders’ equity of approximately $14.9 million.
During the year ended December 31, 2025, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash provided by or (used in) operating, investing and financing activities were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(15,949)	$(19,356)
Net cash provided by investing activities	15,086	13,233
Net cash provided by (used in) financing activities	599	(206)

Operating Activities
Our cash used in operating activities during the year ended December 31, 2025 totaled approximately $15.9 million, comprising (i) our net loss of $16.6 million, as adjusted for non-cash income and expenses totaling $1.9 million (which includes adjustments for equity-based compensation, depreciation and amortization, impairment of a non-financial asset, amortization/accretion of marketable securities and credit loss allowance), and (ii) changes in operating assets and liabilities using approximately $1.3 million.
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
Investing Activities
Our cash provided by investing activities during the year ended December 31, 2025 totaled approximately $15.1 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities).
Our cash provided by investing activities during the year ended December 31, 2024 totaled approximately $13.2 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities) partially offset by an investment of $0.1 million in Impilo.
Financing Activities
Our cash provided by financing activities during the year ended December 31, 2025 totaled $0.6 million in proceeds primarily from the issuance of shares of $0.8 million through our ATM Agreement (as defined below) partially offset by tax withholding-related payments on net share settlement equity awards to employees of $0.3 million.
Our cash used in financing activities during the year ended December 31, 2024 totaled $0.2 million, consisting primarily of tax withholding-related payments on net share settlement equity awards to employees.
Liquidity and Capital Requirements Outlook
As of December 31, 2025, we had cash and cash equivalents of approximately $16.0 million. We will need to raise additional capital to fund our planned future operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding will be obtainable on terms satisfactory to us.
Based on our current business plan and existing capital resources, management has concluded that there is substantial doubt regarding our ability to continue as a going concern for a period of twelve months from the date of issuance of the accompanying consolidated financial statements. The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments to the carrying amounts and classification of assets and liabilities that may be necessary if we were unable to continue as a going concern.
To meet our short and long-term liquidity needs, we expect to use existing cash balances and a variety of other means. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets. Our history of operating losses and liquidity challenges may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of pharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. We will also continue to seek, as appropriate, grants for scientific and clinical studies from various governmental agencies and foundations, and other sources of non-dilutive funding. As discussed above under recent developments, in January 2026, we entered into the Term Sheet with Kuva for the proposed acquisition of us by Kuva. However, there can be no assurance that the Purchase Agreement will be entered into and the Offer and the Merger will be consummated. Refer to Item 1A. “Risk Factors” for a summary of risks related to the proposed transaction. If the proposed acquisition does not occur, we may pursue other strategic alternatives. Our future capital requirements are difficult to forecast and will depend on many factors, including the timing and nature of the proposed acquisition by Kuva, any other strategic transactions that we undertake and our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements.

On June 4, 2021, we entered into the ATM Agreement with H.C. Wainwright & Co., LLC as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million. As of the date of this filing and so long as our public float remains below $75.0 million, we are subject to limitations pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount we can offer to up to one-third of our public float during any trailing 12-month period. Subsequent to the filing of a prospectus supplement to our Registration Statement on Form S-3 (File No. 333-279034) relating to the at the market offering on August 21, 2024, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $29.6 million. Pursuant to the Baby Shelf Limitation, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of such prospectus supplement filing, the aggregate amount of securities that we are permitted to offer and sell pursuant to the ATM Agreement as of the date of this Annual Report on Form 10-K, is $9,855,890, which amount is equal to one-third of the aggregate market value of our common stock held by non-affiliates as of August 20, 2024. If our public float exceeds $75.0 million on a future measurement date, the Company will no longer be subject to the Baby Shelf Limitation. During the twelve months ended December 31, 2025, the Company issued 262,765 shares of common stock under the ATM Agreement for net proceeds of $784,761. Since inception through December 31, 2025, the Company has issued 330,938 shares of common stock under the ATM Agreement for net proceeds of $1,065,608.
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

Lisata Therapeutics, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Lisata Therapeutics, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Lisata Therapeutics, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a history of net operating losses and negative cash flows from operating activities and has cash and cash equivalents of approximately $16 million as of December 31, 2025. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
New York, New York
March 12, 2026

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$15,956	$16,209
Marketable securities	—	15,036
Accounts receivable	—	900
Prepaid and other current assets	1,747	2,433
Total current assets	17,703	34,578
Property and equipment, net	18	72
Acquired license-intangible, net	—	192
Other assets	23	160
Total assets	$17,744	$35,002
LIABILITIES, NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$1,019	$1,284
Accrued liabilities	2,052	4,329
Total current liabilities	3,071	5,613
Other long-term liabilities	72	72
Total liabilities	3,143	5,685
Commitments and Contingencies (Note 14)
Stockholders' Equity
Common stock, $0.001 par value, authorized 500,000,000 shares; issued 8,834,613 and 8,409,582 shares, at December 31, 2025 and December 31, 2024, respectively; and outstanding, 8,833,875 and 8,408,844 shares, at December 31, 2025 and December 31, 2024, respectively	9	8
Additional paid-in capital	580,243	578,418
Treasury stock, at cost; 738 shares at December 31, 2025 and December 31, 2024 respectively	(708)	(708)
Accumulated deficit	(564,652)	(548,066)
Accumulated other comprehensive loss	(37)	(81)
Total Lisata Therapeutics, Inc. stockholders' equity	14,855	29,571
Non-controlling interests	(254)	(254)
Total equity	14,601	29,317
Total liabilities, non-controlling interests and stockholders' equity	$17,744	$35,002

See accompanying notes to consolidated financial statements.

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024

Revenue	$170	$1,000

Operating Expenses:
Research and development	7,949	11,334
General and administrative	10,430	12,075
Operating expenses	18,379	23,409

Operating loss	(18,209)	(22,409)

Other income (expense):
Investment income, net	806	1,883
Other expense, net	(145)	(257)
Total other income	661	1,626

Net loss before benefit from income taxes and noncontrolling interests	(17,548)	(20,783)
Benefit from income taxes	(962)	(798)
Net loss	$(16,586)	$(19,985)
Less - net income (loss) attributable to noncontrolling interests	—	—
Net loss attributable to Lisata Therapeutics, Inc. common stockholders	$(16,586)	$(19,985)

Basic and diluted loss per share:
Lisata Therapeutics, Inc. common stockholders	$(1.91)	$(2.40)

Weighted average common shares outstanding:
Basic and diluted shares	8,687	8,329

See accompanying notes to consolidated financial statements.

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(16,586)	$(19,985)

Other comprehensive income (loss):
Available for sale securities - net unrealized gain	4	1
Cumulative translation adjustment arising during the period	40	(40)
Total other comprehensive income (loss)	44	(39)

Comprehensive loss	(16,542)	(20,024)

Comprehensive income (loss) attributable to noncontrolling interests	—	—

Comprehensive loss attributable to Lisata Therapeutics, Inc. common stockholders	$(16,542)	$(20,024)

See accompanying notes to consolidated financial statements.

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2023	8,151	$8	$576,971	$(42)	$(528,081)	$(708)	$48,148	$(254)	$47,894
Net loss	—	—	—	—	(19,985)	—	(19,985)	—	(19,985)
Share-based compensation	218	—	1,379	—	—	—	1,379	—	1,379
Net proceeds from issuance of common stock	28	—	68	—	—	—	68	—	68
Proceeds from option exercises	13	—	—	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	1	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	(40)	—	—	(40)	—	(40)
Balance at December 31, 2024	8,410	$8	$578,418	$(81)	$(548,066)	$(708)	$29,571	$(254)	$29,317
Net loss	—	—	—	—	(16,586)	—	(16,586)	—	(16,586)
Share-based compensation	129	—	974	—	—	—	974	—	974
Net proceeds from issuance of common stock	292	1	843	—	—	—	844	—	844
Proceeds from option exercises	4	—	8	—	—	—	8	—	8
Unrealized gain on marketable securities	—	—	—	4	—	—	4	—	4
Foreign currency translation adjustment	—	—	—	40	—	—	40	—	40
Balance at December 31, 2025	8,835	$9	$580,243	$(37)	$(564,652)	$(708)	$14,855	$(254)	$14,601

See accompanying notes to consolidated financial statements.

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(16,586)	$(19,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,226	1,653
Depreciation and amortization	146	174
Loss from equity method investment	—	130
Impairment of non-financial asset	127	—
Amortization/accretion on marketable securities	(75)	(455)
Allowance for credit losses	500	—
Changes in operating assets and liabilities:
Accounts receivable	401	(900)
Prepaid and other current assets	742	852
Other assets	140	170
Accounts payable, accrued liabilities and other liabilities	(2,570)	(995)
Net cash used in operating activities	(15,949)	(19,356)
Cash flows from investing activities:
Purchase of marketable securities	(9,180)	(55,688)
Sales of marketable securities	24,294	69,051
Investment in Impilo Therapeutics	—	(130)
Purchases of property and equipment	(28)	—
Net cash provided by investing activities	15,086	13,233
Cash flows from financing activities:
Proceeds from exercise of options	8	—
Tax withholding payments on net share settlement equity awards	(253)	(274)
Net proceeds from issuance of common stock	844	68
Net cash provided by (used in) financing activities	599	(206)
Effect of exchange rate changes on cash	11	(55)
Net decrease in cash and cash equivalents	(253)	(6,384)
Cash and cash equivalents at beginning of year	16,209	22,593
Cash and cash equivalents at end of year	$15,956	$16,209

See accompanying notes to consolidated financial statements.

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business
Overview
Lisata Therapeutics, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage pharmaceutical company dedicated to the discovery, development, and commercialization of innovative therapies for the treatment of solid tumors and other serious diseases. The Company's investigational product, certepetide (formerly known as LSTA1 or CEND-1), is designed to activate a novel uptake pathway (the C-end rule active transport mechanism) that allows co-administered or tethered (i.e., molecularly bound) anti-cancer drugs to target and penetrate solid tumors more effectively. Certepetide actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are expected to remain unaffected. Certepetide has also been shown to modify the tumor microenvironment (“TME”) by reducing T-regulatory cells and augmenting cytotoxic T cells, thereby making tumors more susceptible to immunotherapies while also inhibiting the metastatic cascade (i.e., the spread of cancer to other parts of the body). The Company, its collaborators and other researchers have amassed and continue to amass significant non-clinical data demonstrating enhanced delivery of a range of existing and emerging anti-cancer therapies, including chemotherapeutics, immunotherapies, and RNA-based therapeutics. In addition, certain preclinical data using certepetide in combination with antibody drug conjugates (ADCs) has been generated as part of the Company’s research collaboration with Catalent. These data were presented recently at a scientific meeting during the fourth quarter of 2025. To date, certepetide has also demonstrated favorable safety, tolerability and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy, with and without added immunotherapy for pancreatic cancer. Certepetide is or has been the subject of several Phase 2 clinical studies globally in a variety of solid tumor types, including metastatic pancreatic ductal adenocarcinoma (mPDAC), cholangiocarcinoma, appendiceal cancer, colon cancer and glioblastoma multiforme in combination with a variety of anti-cancer regimens.
The Company's leadership team has amassed many decades of collective biopharmaceutical and pharmaceutical product development experience across a variety of therapeutic categories and at all stages of development from preclinical through to product registration and launch. The Company's goal is to develop and commercialize products that address important unmet medical needs.

Liquidity and Capital Resources
The Company has a history of net operating losses and negative cash flows from its operating activities, and has cash and cash equivalents of approximately $16.0 million as of December 31, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its products currently in development. To manage capital for operating needs in the short-term, as previously disclosed, the Company has delayed commencement of certain readiness activities for its planned Phase 3 study in metastatic pancreatic ductal adenocarcinoma (mPDAC), particularly those related to chemistry, manufacturing and controls (“CMC”). The Company’s ongoing trials continue to progress as planned.
The Company’s continued operations are dependent on its ability to raise additional funding. Based on its current business plan and current capital resources, combined with the need to raise additional funding and the uncertainty regarding the availability of such additional funding, management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months after the date these consolidated financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern include obtaining additional funding through equity or debt offerings and/or pursuing collaboration or licensing arrangements. However, additional funding may not be available on terms acceptable to the Company or at all. The Company may also continue to reduce current spending requirements where necessary.
If, for any reason, the Company utilizes its capital resources more quickly than anticipated or is unable to obtain additional funding on a timely basis, it may be required to revise its business plan and strategy. This may result in the Company significantly curtailing, delaying or discontinuing its research and development programs. As a result, the Company’s business, financial condition, and results of operations could be materially affected. The accompanying consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets and liabilities that may be necessary if the Company were unable to continue as a going concern.

Proposed Acquisition by Kuva Labs Inc.
On March 6, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kuva Labs Inc. (“Kuva”), and Kuva Acquisition Corp., a wholly owned subsidiary of Kuva (“Purchaser”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser will commence a tender offer (the “Offer”) to purchase all of the issued and outstanding shares of common stock, par value $0.001 per share (the “Common Shares”), of the Company in exchange for (i) $5.00 per Common Share, net to the seller in cash, without interest, but subject to any applicable withholding of taxes (the “Closing Amount”) plus (ii) one non-tradeable contingent value right (each, a “CVR”), which represents the contractual right to receive a contingent cash payment of $1.00 per CVR if a New Drug Application or similar registration is filed or formally accepted for review by the FDA or any governmental authority in any jurisdiction with respect to any pharmaceutical product that contains or incorporates the product candidate referred to as of the date of the Merger Agreement as certepetide, alone or in combination with one or more other therapeutically active ingredients, including all formulations, dosages, or modes of delivery, for any indication or patient population prior to the earlier of (a) 11:59 p.m. New York City Time on the seventh (7th) anniversary of the Closing Date (as defined in the Merger Agreement), and (b) termination of the CVR Agreement (the “Milestone”), in accordance with the terms and subject to the conditions of a contingent value rights agreement (the “CVR Agreement”) to be entered into with a rights agent selected by Kuva and reasonably acceptable to the Company (the Closing Amount plus one CVR, collectively, the “Offer Price”). If certain conditions are satisfied and the Offer is consummated, Kuva would acquire any remaining Shares for the Offer Price by a merger of Purchaser with and into the Company (the “Merger”). Upon completion of these transactions, the Company would no longer be a publicly traded company and the listing of its common stock on Nasdaq will terminate.
Under the Merger Agreement, the Offer and the Merger are subject to customary closing conditions for a transaction of this nature. Kuva will be required to close on the Offer so long as there shall be validly tendered a number of shares that represents (and will represent immediately following the consummation of the Offer) at least a majority of the aggregate voting power of all shares then outstanding. There can be no assurance that the Offer and the Merger will be consummated.
The foregoing description of the Merger Agreement is only a summary of certain material provisions thereof, does not purport to be complete. The full text of the Merger Agreement is filed as Exhibit 2.1 to this Annual Report on Form 10-K.
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
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 during the year ended December 31, 2025. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
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
Concentration of Risks
The Company is subject to credit risk from its portfolio of cash, cash equivalents, accounts receivable and marketable securities. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government, thereby reducing credit risk exposure. Cash is held at major banks in the United States and may exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The goals of the Company's investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk, liquidity of investments sufficient to meet cash flow requirements, and a competitive after-tax rate of return. The Company had $— million and $0.9 million in accounts receivable as of December 31, 2025 and 2024, respectively. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.
Accounts Receivable
Accounts receivable is stated at historical cost, less allowance for credit losses. The Company records an expense based on a forward-looking current expected credit loss model to maintain its allowance for credit losses. When determining its allowance for trade accounts receivable, the Company considers the probability of recoverability of accounts receivable based on experience, taking into account current collection trends and general economic factors, including bankruptcy rates. The Company also considers future economic trends to estimate expected credit losses over the lifetime of the asset. Credit risks are assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts receivable balances with allowances generally increasing as the receivable ages. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as pending bankruptcies. Account balances are written off against the allowance when it is determined that the receivable will not be recovered. The Company increased its allowance for credit losses during the quarter ended December 31, 2025 by $0.5 million. As of December 31, 2025, the associated accounts receivable was uncollectible and written off (See Note 17). As of December 31, 2025 and 2024, there were no allowance for credit losses.
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
Intangible Asset
The Company’s intangible asset consists of a single asset, a license agreement with Qilu Pharmaceutical, Co., Ltd. (“Qilu”) acquired in the Company's acquisition of Cend Therapeutics, Inc (the “Cend Merger”), with a value of $0.4 million. The intangible asset is stated at fair value and is amortized using the straight-line method over its estimated useful life of 5 years. Amortization expense was $65 thousand and $71 thousand for the years ended December 31, 2025 and December 31, 2024, respectively. The intangible asset is reviewed for potential impairment when events or circumstances indicate that carrying amounts may not be recoverable. As of December 31, 2025, the Company determined that the carrying amount of the asset was not recoverable and recorded an intangible asset impairment charge of $0.1 million in general and administrative expenses in the Consolidated Statements of Operations.
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
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. If licenses are bundled with other performance obligations, the Company would utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company recognized revenue of $0.2 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively.
Milestones
At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company or the Company’s collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the Company’s estimate of the overall transaction price. Any such adjustments are allocated on a cumulative catch-up basis to satisfied and partially satisfied performance obligations, with the consideration allocated to an ongoing performance obligation being recognized over the period of performance. For the years ended December 31, 2025 and 2024 the Company has not recognized revenue related to milestones.
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

Note 3 – Available-for-Sale-Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company's Consolidated Balance Sheets (in thousands):

	December 31, 2025				December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$—	$—	$—	$—	$16,025	$—	$(4)	$16,021
Money market funds	11,640	—	—	11,640	6,614	—	—	6,614
Agency bonds	—	—	—	—	613	—	—	613
Treasury bills	—	—	—	—	1,496	—	—	1,496
Municipal debt securities	—	—	—	—	905	—	—	905
Total	$11,640	$—	$—	$11,640	$25,653	$—	$(4)	$25,649

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in the Company's Consolidated Balance Sheets (in thousands):

	December 31, 2025	December 31, 2024
Cash equivalents	$11,640	$10,613
Marketable securities	—	15,036
Total	$11,640	$25,649

The following table summarizes the Company's portfolio of available-for-sale securities by contractual maturity (in thousands):

	December 31, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Less than one year	$11,640	$11,640	$25,653	$25,649
Greater than one year	—	—	—	—
Total	$11,640	$11,640	$25,653	$25,649

Note 4 – Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Computer equipment	494	589
Leasehold improvements	—	72
Property and equipment, gross	494	661
Accumulated depreciation	(476)	(589)
Property and equipment, net	$18	$72

The Company’s results included depreciation expense of approximately $0.1 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.

Note 5 – Income (Loss) Per Share
For the years ended December 31, 2025 and 2024, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive in the periods presented. At December 31, 2025 and 2024, the Company excluded the following potentially dilutive securities (in thousands):

	December 31,
	2025	2024
Stock options	1,503	1,441
Warrants	1,277	1,497
Restricted stock units	325	246

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

The Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2025 and December 31, 2024 were as follows (in thousands):

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$11,640	$—	$—	$11,640	$10,613	$—	$—	$10,613
Marketable securities - available for sale	—	—	—	—	—	15,036	—	15,036
	$11,640	$—	$—	$11,640	$10,613	$15,036	$—	$25,649

The carrying values of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value at December 31, 2025 and December 31, 2024, due to the short maturity nature of these items.

Note 7 – Accrued Liabilities
Accrued liabilities were as follow (in thousands):

	December 31,
	2025	2024
Salaries, employee benefits and related taxes	$812	$2,640
Operating lease liabilities - current	—	137
Clinical and R&D related liabilities	1,022	1,333
Accounting & tax consulting liabilities	62	55
Other	156	164
	$2,052	$4,329

Note 8 – Operating Leases
The Company had an operating lease for one office which expired in 2025, however, based on prior understanding with the building’s management, continue to occupy a portion of office space in the building on a non-committal basis. The Company estimates its incremental borrowing rate at lease commencement to determine the present value of lease payments as the Company's lease did not provide an implicit rate of return. The Company recognized lease expense on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASU No. 2016-02, Leases (Topic 842), the Company elected to account for non-lease components associated with its leases and lease components as a single lease component. The Company's lease included an option for the Company to extend the lease term and/or sub-lease space in whole or in part for which the Company has not exercised.

Operating lease liabilities and right-of-use assets were recorded in the following captions of the Company's balance sheet as follows (in thousands):

	December 31, 2025	December 31, 2024
Right-of-Use Assets:
Other assets	$—	$138
Total Right-of-Use Asset	$—	$138

Operating Lease Liabilities:
Accrued liabilities	$—	$137
Other long-term liabilities	—	—
Total Operating Lease Liabilities	$—	$137
As of December 31, 2024, the weighted average remaining lease term for the Company's operating lease was 0.75 years, and the weighted average discount rate for the Company's operating leases was 9.625%.
Operating lease costs were $0.1 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively and includes both cash and non-cash expenses for operating leases. The operating lease costs are recognized evenly over the lease term, therefore, the timing of the expense may differ from the timing of actual cash payments. Cash payments and lease costs can differ due to the timing of cash payments relative to the level expense. Operating lease costs are included in research and development and general and administrative expense in the accompanying consolidated statements of operations.

Note 9 – Stockholders' Equity
Equity Plans
The Company has used long-term incentive plans for the purpose of granting equity awards to employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Company's board of directors (collectively, the “Participants”). The Participants may receive awards as determined by a committee of independent members of the Company's board of directors or, to the extent authorized by such committee with respect to certain Participants, a duly authorized employee (collectively, the “Committee”). The incentive plan currently used by the Company is the 2018 Equity Incentive Compensation Plan (the “2018 Plan”), as adopted by the stockholders of the Company in (i) June 2018, and subsequently increased by the stockholders of the Company in June 2024 with 600,000 shares authorized for issuance thereunder and 862,135 additional shares authorized for issuance thereunder pursuant to the automatic annual evergreen increase, in (ii) June 2023 with 400,000 shares authorized for issuance thereunder, in (iii) September 2022 with 333,333 shares authorized for issuance thereunder, in (iv) June 2021 with 400,000 shares authorized for issuance thereunder and in (v) June 2020 with 166,667 shares authorized for issuance thereunder, plus any shares awarded under the 2015 Equity Compensation Plan (the “2015 Plan”) or the Amended and Restated 2009 Equity Compensation Plan (the “2009 Plan”) that are not issued due to their subsequent forfeiture, cancellation, or other settlement thereof. Concurrent with the adoption of the 2018 Plan, no future awards will occur under the 2015 Plan or the 2009 Plan. The awards that may be made under the 2018 Plan include: (a) incentive stock options and nonqualified stock options, (b) shares of restricted stock, (c) restricted stock units, and (d) other kinds of equity-based compensation awards. All stock options under the 2015 Plan and 2009 Plan were granted and the 2018 Plan are granted at the fair market value of the common stock at the grant date. Stock options vest either on the date of grant, ratably over a period determined at time of grant (typically over 3 years) or upon the accomplishment of specified business milestones, and generally expire 2, 3, or 10 years from the grant date depending on the status of the recipient as a nonemployee, employee or director of the Company. As of December 31, 2025 and 2024 there were 463,373 shares and 744,514 shares, respectively available for future grants under the 2018 Plan. No additional awards may be made under the 2015 Plan or the 2009 Plan.
The Company adopted an employee stock purchase plan effective January 1, 2013 and authorized 3,333 shares under the plan (the “2012 ESPP”). The plan has two six-month offering periods per year under which eligible employees may contribute up to 15% of their compensation toward the purchase of the Company's common stock per offering period (with a $25,000 fair market value cap per calendar year). The employee's purchase price is equal to (i) 85% of the closing price of a share of the Company's common stock on the enrollment date of such offering period or (ii) 85% of the closing price of a share of the Company's common stock on the Exercise Date of such Offering Period, whichever is lower. In May 2017, the Company's stockholders approved an amendment and restatement to the 2012 ESPP (the “2017 ESPP”) in order to effect an increase of authorized shares from 3,333 to 6,667. In June 2018, the Company's stockholders approved an amendment to the 2017 ESPP (the “Amended 2017 ESPP”) in order to effect an increase of authorized shares from 6,667 to 33,333. In June 2023, the Company's stockholders approved an amendment to the Amended 2017 ESPP in order to effect an increase of authorized shares from 33,333 to 68,333. In June 2024, the Company's stockholders approved an amendment to the Amended 2017 ESPP in order to effect an increase of authorized shares from 68,333 shares to 113,333 shares.
During the year ended December 31, 2025, 28,484 shares were issued under the Amended 2017 ESPP. At December 31, 2025 and 2024, the Company had 14,637 shares and 43,121 shares, respectively of the Company's common stock available for future grant in connection with this plan.
Equity Issuances
At The Market Offering Agreement
On June 4, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $50.0 million. As of the date of this filing and so long as the Company’s public float remains below $75.0 million, the Company is subject to limitations pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount the Company can offer to up to one-third of its public float during any trailing 12-month period. Subsequent to the filing of a prospectus supplement to the Company's Registration Statement on Form S-3 (File No. 333-279034) relating to the at the market offering on August 21, 2024, the aggregate market value of its outstanding common stock held by non-affiliates was approximately $29.6 million. Pursuant to the Baby Shelf Limitation, since the aggregate market value of the Company's outstanding common stock held by non-affiliates was below $75.0 million at the time of such prospectus supplement filing, the aggregate amount of securities that the Company is permitted to offer and sell pursuant to the ATM Agreement as of the date of this Annual Report on Form 10-K, is $9,855,890, which is equal to one-third of the aggregate market value of our common stock held by non-affiliates as of August 20, 2024. If the Company’s public float exceeds $75.0 million on a future measurement date, it will no longer be subject to the Baby Shelf Limitation. During the year ended December 31, 2025, the Company issued 262,765 shares of common stock under the ATM Agreement for net proceeds of $784,761. Since inception through December 31, 2025, the Company has issued 330,938 shares of common stock under the ATM Agreement for net proceeds of $1,065,608.

Stock Options and Warrants
The following table summarizes the activity for stock options and warrants for the year ended December 31, 2025:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2024	1,440,535	$8.82	5.46	$157.0	1,496,744	$40.52	1.29	$7.5

Changes during the Year:
Granted	111,400	$3.80			—	—
Exercised	(4,329)	$1.88			—	—
Forfeited	(17,930)	$3.53			131,628	43.50
Expired	(26,795)	$141.14			88,154	32.09
Outstanding at December 31, 2025	1,502,881	$6.17	4.77	$24.6	1,276,962	$40.80	0.29	$—
Vested at December 31, 2025 or expected to vest in the future	1,497,282	$6.18	4.76	$24.6	1,276,962	$40.80	0.29	$—
Exercisable at December 31, 2025	1,337,823	$6.51	4.33	$24.6	1,276,962	$40.80	0.29	$—

Restricted Stock
During the years ended December 31, 2025 and 2024, the Company issued restricted stock for services as follows ($ in thousands, except share data):

	2025	2024
Number of restricted stock issued	215,550	203,800
Value of restricted stock issued	$819.1	$627.7

The weighted average estimated fair value of restricted stock issued for services in the years ended December 31, 2025 and 2024 was $3.80 and $3.08 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally between one year and four years.

The following is a summary of the changes in non-vested restricted stock for the year ended December 31, 2025:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2024	228,428	$3.67

Changes during the Year:
Granted	215,550	$3.80
Vested	(161,492)	$4.20
Forfeited	(17,450)	$3.50
Non-vested at December 31, 2025	265,036	$3.46

Restricted Stock Units
During the years ended December 31, 2025 and 2024, the Company issued restricted stock units for services as follows ($ in thousands, except share data):

	2025	2024
Number of restricted stock units issued	78,945	205,300
Value of restricted stock units issued	$300.0	$632.3

The weighted average estimated fair value of restricted stock units issued for services in the years ended December 31, 2025 and 2024 was $3.80 and $3.08 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.
The following is a summary of the changes in non-vested restricted stock units for the year ended December 31, 2025:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2024	103,800	$3.28

Changes during the Year:
Granted	78,945	$3.80
Vested	(103,800)	$3.28
Forfeited	—	$—
Non-vested at December 31, 2025	78,945	$3.80

Note 10 – Share-Based Compensation
Share-Based Compensation
The Company utilizes share-based compensation in the form of stock options, restricted stock, restricted stock units and warrants. The following table summarizes the components of share-based compensation expense for the years ended December 31, 2025 and 2024 ($ in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$228	$270
General and administrative	998	1,383
Total share-based compensation expense	$1,226	$1,653

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at December 31, 2025 were as follows ($ in thousands):

	Stock Options	Restricted Stock Units	Warrants	Restricted Stock
Unrecognized compensation cost	$216	$7	$—	$527
Expected weighted-average period in years of compensation cost to be recognized	1.65	0.02	0.00	1.74

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the years ended December 31, 2025 and 2024 were as follows ($ in thousands):

	Stock Options		Warrants
	Year Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
Total fair value of shares vested	$267	$204	$150	$—
Weighted average estimated fair value of shares granted	2.60	2.15	—	1.99
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
The range of assumptions made in calculating the fair values of stock options was as follows:

	Stock Options
	Year Ended December 31,
	2025	2024
Expected term - minimum (in years)	6.3	6.0
Expected term - maximum (in years)	6.3	6.3
Expected volatility - minimum	73%	73%
Expected volatility - maximum	73%	77%
Weighted average volatility	73%	77%
Expected dividend yield	—	—
Risk-free interest rate - minimum	4.51%	3.54%
Risk-free interest rate - maximum	4.51%	4.30%
Note 11 – Income Taxes
The provision (benefit) for income taxes is based on loss from operations before provision for income taxes and noncontrolling interests as follows ($ in thousands):

	Years Ended December 31,
Pre-tax book income	2025	2024
United States	$(16,890)	$(19,474)
Australia	(658)	(1,309)
Total	$(17,548)	$(20,783)

The provision (benefit) from income taxes was as follows ($ in thousands):

	Years Ended December 31,
	2025	2024
Current
U.S. Federal	$—	$—
State and local	—	—
	$—	$—
Deferred
U.S. Federal	$—	$—
State and local	(962)	(798)
	$(962)	$(798)
Total
U.S. Federal	$—	$—
State and local	(962)	(798)
	$(962)	$(798)

The provision (benefit) for income taxes is determined by applying the U.S. Federal statutory rate of 21% to income before income taxes, and the components are set forth below ($ in thousands):

	Years Ended December 31,
	2025	%	2024	%
U.S. Federal tax (benefit) at statutory rate	$(3,685)	21.00%	$(4,364)	21.00%
Domestic
Other true ups	(2)	0.01%	(21)	0.10%
Change in Valuation Allowance US	2,756	(15.71)%	3,695	(17.78)%
Non-taxable or non-deductible items
Section 162(m) Limit on Compensation	67	(0.38)%	86	(0.41)%
Share-based compensation	525	(2.99)%	172	(0.83)%
Sale of NJ NOLs	202	(1.15)%	168	(0.81)%
Other	(1)	0.01%	(11)	0.05%
Domestic state and local income taxes, net of federal effect *	(962)	5.48%	(798)	3.84%
Foreign Tax Effects
Australia
AUS Foreign Rate Differential	(26)	0.15%	(52)	0.25%
Change in Valuation Allowance AUS	177	(1.01)%	(35)	0.17%
Non-deductible R&D Expense	10	(0.06)%	188	(0.90)%
AUS Others	(23)	0.13%	174	(0.84)%
Total Tax Provision	$(962)	5.48%	$(798)	3.84%

*State taxes in New Jersey made up the majority (greater than 50%) of the tax effect in this category.
Deferred income taxes at December 31, 2025 and 2024 consist of the following ($ in thousands):

	December 31,
	2025	2024
Deferred Tax Assets:
Accumulated net operating losses (tax effected)	$27,016	$16,062
Lease liability	—	39
Share-based compensation	1,846	2,373
Intangibles	621	765
Capitalized research and development	548	7,717
Accumulated depreciation	18	21
Accrued payroll	197	219
Other	639	637
Deferred tax assets	30,885	27,833

Deferred Tax Liabilities:
Right-of-use asset	$—	$(39)
Deferred tax liabilities	—	(39)
Net deferred tax asset	30,885	27,794
Valuation allowance	(30,885)	(27,794)
Net deferred tax asset	$—	$—

The following table presents income taxes paid, net of refunds received, disaggregated by jurisdiction for the years ended December 31, 2025 and 2024 ($ in thousands):

	Years Ended December 31,
Jurisdiction	2025	2024
U.S. Federal	$—	$—
States	—
New Jersey	4	4
California	2	2
Foreign	—	—
Total	$6	$6

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
As of December 31, 2025 and 2024, the Company had approximately $99.0 million and $57.9 million, respectively, of Federal NOLs available to offset future taxable income expiring from 2030 through 2036. The Company performed an analysis and determined that they had an ownership change of greater than 50% on September 15, 2022. As a result of the ownership change, losses incurred before the ownership change on September 15, 2022 will be subject to an annual limitation while losses incurred after September 15, 2022 will not be subject to limitations.
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
As of December 31, 2025 and 2024, the Company’s wholly owned Australian subsidiary had approximately $3.0 million and $2.3 million, respectively, of NOLs which will be carried forward and do not expire. There is a full valuation allowance against the NOLs.
As of December 31, 2025, the Company had federal research and development credit carryforwards of $0.5 million expiring from 2027 through 2034 if unutilized, and state research and development credit carryforwards of $0.1 million, which carryforward indefinitely. Utilization of these credits may be subject to an annual limitation based on changes in ownership.
As of December 31, 2025 and 2024, the Company had State NOLs available in New Jersey of $54.8 million and $24.6 million, respectively, California of $9.2 million and $9.2 million, respectively, and New York City of $1.9 million and $1.9 million, respectively, to offset future taxable income expiring from 2032 through 2045. The usage of the Company’s NOLs is limited given the change in ownership.
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
As of December 31, 2025 and 2024, the Company’s uncertain tax positions were $344 thousand and $344 thousand, respectively. The uncertain tax positions are due to the acquisition of Cend related to Federal and state credits and certain state NOLs. The Company will continue to evaluate its uncertain tax positions in future periods. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2025	2024
Gross unrecognized tax benefit, beginning of period	$344	$344
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	—	—
Reductions due to lapse in statute of limitations and settlements	—	—
Gross unrecognized tax benefit, end of period	$344	$344

For years prior to 2022 the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from the date of the tax return filing.
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
In January 2025, the Company sold a portion of their unused New Jersey net operating losses through the State of New Jersey Economic Development Authority's (“NJEDA”) Technology Business Tax Certificate Transfer Program (“Program”). Under the Program, the Company sold $10.7 million of its New Jersey net operating losses (“NJ NOLs”) for net proceeds of $0.9 million. The sale of NJ NOLs resulted in a $1.0 million deferred income tax benefit and a loss on sale of $0.1 million recorded in other income (expense) in the consolidated financial statements.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the tax effects of changes in tax rates and tax law be recognized in the period in which the legislation is enacted. The Company completed its initial assessment of OBBBA for the year ended December 31, 2025. For the provisions effective in 2025, there was no material impact to the Company’s effective tax rate for the year ended December 31, 2025.
The One Big Beautiful Bill Act (“OBBBA”) enacted new Section 174A, which permanently allows taxpayers to fully expense domestic research or experimental (R&E) expenditures paid or incurred in taxable years beginning after Dec. 31, 2024, and also provides transition rules permitting taxpayers to deduct unamortized domestic R&E expenditures paid or incurred in 2022 through 2024. The company anticipates deducting the remaining unamortized domestic R&E expenditures of $26.2 million entirely in 2025.

Note 12 – Segment Information
The Company operates as one operating segment, the research and development of its investigational drug product. The Company used the management approach to determine its reportable operating segment. The Company's Chief Operating Decision Maker ("CODM") is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The Company is a clinical-stage pharmaceutical company and has limited revenue associated with license and collaboration agreements. The CODM uses net loss as a measure of profit and loss, and assesses Company performance through the achievement of its clinical development goals. The CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation to its development programs. The CODM uses cash and marketable securities as a measure of segment assets in managing the enterprise.
The Company had revenue of $0.2 million during the year ended December 31, 2025, and $1.0 million during the year ended December 31, 2024 in connection with certain upfront license fees in the current year and the Exclusive License and Collaboration Agreement with Kuva Labs, Inc in the prior year (Note 17) who is based in the United States. Depreciation and amortization expense was $0.1 million and $0.2 million for the years ended December 31, 2025, and 2024, respectively. Equity method investment expense was $0.1 million for the year ended December 31, 2024. There was no equity method investment expense for the year ended December 31, 2025.

The following table illustrates our segment information for significant operating expenses and includes a reconciliation to net loss for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Revenue	$170	$1,000

Operating Expenses:
Research and development by significant expense:
BOLSTER trial	2,540	3,581
ASCEND trial	41	754
Chemistry, manufacturing and controls	1,050	2,035
Clinical department	2,999	4,304
Other (1)	1,319	660
Research and development	7,949	11,334

General and administrative by significant expense:
Corporate	3,026	3,693
Investor relations/public relations/communications	1,141	1,332
Finance	2,002	2,265
Legal	919	1,284
Business development	422	582
Share based compensation expense	999	1,383
Other (2)	1,921	1,536
General and administrative	10,430	12,075

Operating loss	(18,209)	(22,409)

Other income (expense),net	661	1,626
Benefit from income taxes	(962)	(798)
Net loss	$(16,586)	$(19,985)

Cash and marketable securities	$15,956	$31,245
(1) Included in other are GBM study, FORTIFIDE study and research oncology expenses
(2) Included in other are facilities expense, human resource, information technology expenses, allowance for credit losses and impairment of non-financial asset

Note 13 – Australia Research and Development Tax Incentive
The Company’s Australian subsidiary, which conducts core research and development activities, is eligible to receive a refundable tax incentive between 43.5% to 48.5% (depending upon the income tax rate) for qualified research and development activities. As of December 31, 2025 and 2024, the Company had $0.7 million and $0.6 million, respectively, recorded as an income tax incentive receivable in prepaid and other current assets in the consolidated balance sheets, as the Company determined that the expenses met the eligibility criteria and the amounts claimed are expected to be received shortly after the related tax returns are filed. On February 4, 2026 the Company's Australian subsidiary received a $0.7 million tax refund from the Australian Taxation Office related to the 2024 tax year.

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
The Mazzo Second Amended and Restated Employment Agreement: (i) amended Dr. Mazzo’s base salary to $717,229 from $633,032 and removed the non-accountable expense allowance of $12,000 per year, (ii) clarified that a material reduction in Dr. Mazzo’s base salary is included in the definition of “Good Reason”, (iii) amended that in the event of Dr. Mazzo’s termination from the Company within two years following a Change in Control (as defined therein), any determination on (a) whether Dr. Mazzo’s termination constitutes a termination with or without Cause (as defined therein) or with or without Good Reason (as defined therein) and (b) Dr. Mazzo’s entitlement to the separation benefits and payments described therein, will be determined by the board of directors of the Company as constituted immediately prior to such Change in Control, which board may delegate its authority to a qualified independent third party, (iv) amended Dr. Mazzo’s COBRA benefit coverage after the date of termination to monthly reimbursement payments for the cost of Dr. Mazzo’s group health plan coverage, except in the event that such payment would incur tax penalties to the Company, violate applicable nondiscrimination requirements or in the event that the Company terminates the group health plan, in which case the Company will pay Dr. Mazzo a lump-sum cash payment equal to the aggregate cost of the remaining reimbursement payments less required withholdings, (v) amends the form of payment of Dr. Mazzo’s bonus payments in the event of a termination not in connection to a Change in Control to a lump-sum payment, (vi) amended the definition of “Change in Control” therein to include the approval by the shareholders of the Company of any plan of complete liquidation of the Company, provided that the Change in Control meets all of the requirements of a “change in control” within the meaning of Treasury Regulation §1.409A-3(i)(5), (vii) clarified that the base salary severance payments, to the extent that the payments are in the aggregate less than or equal to twice the compensation limit under Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the “Code”), comply with the involuntary separation pay plan exception to Section 409A of the Code, and further clarified that Dr. Mazzo may receive such severance payments as a lump sum payment on the next payroll period following the date of his termination from employment; and (viii) clarified other technical terms for compliance with Section 409A of the Code.
Amended and Restated Employment Agreement
On June 10, 2025, the Company entered into an amended and restated employment agreement with Kristen K. Buck, M.D., the Company’s Vice President, R&D and Chief Medical Officer (the “Buck Amended and Restated Employment Agreement”). The Buck Amended and Restated Employment Agreement supplemented and amended the Employment Agreement, dated and effective as of July 26, 2021, between Dr. Buck and the Company.
The Buck Amended and Restated Employment Agreement: (i) amended Dr. Buck’s base salary to $599,342 from $550,000, (ii) clarified that a material reduction in Dr. Buck’s base salary is included in the definition of “Good Reason”, (iii) amended that in the event of Dr. Buck’s termination from the Company within two years following a Change in Control (as defined therein), any determination on (a) whether Dr. Buck’s termination constitutes a termination with or without Cause (as defined therein) or with or without Good Reason (as defined therein) and (b) Dr. Buck’s entitlement to the separation benefits and payments described therein, will be determined by the board of directors of the Company as constituted immediately prior to such Change in Control, which board may delegate its authority to a qualified independent third party, (iv) amended Dr. Buck’s COBRA benefit coverage after the date of termination to monthly reimbursement payments for the cost of Dr. Buck's group health plan coverage, except in the event that such payment would incur tax penalties to the Company, violate applicable nondiscrimination requirements or in the event that the Company terminates the group health plan, in which case the Company will pay Dr. Buck a lump-sum cash payment equal to the aggregate cost of the remaining reimbursement payments less required withholdings, (v) amended Dr. Buck’s bonus payments in the event of a termination not in connection to a Change in Control such that the amount will not be pro-rated for the number of days Dr. Buck was employed in the year of termination of employment, (vi) amended the definition of “Change in Control” therein to include the approval by the shareholders of the Company of any plan of complete liquidation of the Company, provided that the Change in Control meets all of the requirements of a “change in control” within the meaning of Treasury Regulation §1.409A-3(i)(5), (vii) clarifies that the base salary severance payments, to the extent that the payments are in the aggregate less than or equal to twice the compensation limit under Section 401(a)(17) of the Code comply with the involuntary separation pay plan exception to Section 409A of the Code, and further clarified that Dr. Buck may receive such severance payments as a lump sum payment on the next payroll period following the date of her termination from employment; and (viii) clarified other technical terms for compliance with Section 409A of the Code.

Amended and Restated Separation Benefits Agreement
On June 10, 2025, the Company entered into an amended and restated separation benefits agreement with James Nisco, Senior Vice President Finance and Treasury and Chief Accounting Officer of the Company (the “Nisco Amendment”). The Nisco Amendment supplemented and amended the separation benefits provided in the Non-Change in Control Separation Pay Agreement between the Company and Mr. Nisco, dated as of December 24, 2024, and the severance agreement between Mr. Nisco and the Company, dated and effective as of September 12, 2016, and further amended on March 25, 2022.
The Nisco Amendment: (i) amended the definition of “Change in Control” therein to include the approval by the shareholders of the Company of any plan of complete liquidation of the Company, provided that the Change in Control meets all of the requirements of a “change in control” within the meaning of Treasury Regulation §1.409A-3(i)(5), (ii) included a condition that Mr. Nisco’s right to the severance payments and benefits described therein are subject to Mr. Nisco’s timely execution and non-revocation of a general release of claims within sixty days following Mr. Nisco’s termination or such shorter time period set forth therein, (iii) amended Mr. Nisco’s COBRA benefit coverage after the date of termination to monthly reimbursement payments for the cost of Mr. Nisco’s group health plan coverage, except in the event that such payment would incur tax penalties to the Company, violate applicable nondiscrimination requirements or in the event that the Company terminates the group health plan, in which case the Company will pay Mr. Nisco a lump-sum cash payment equal to the aggregate cost of the remaining reimbursement payments less required withholdings, (iv) amended that in the event of Mr. Nisco’s termination from the Company within two years following a Change in Control (as defined therein), any determination on (a) whether Mr. Nisco’s termination constitutes a termination with or without Cause (as defined therein) or with or without Good Reason (as defined therein) and (b) Mr. Nisco’s entitlement to the separation benefits and payments described therein, will be determined by the board of directors of the Company as constituted immediately prior to such Change in Control, which board may delegate its authority to a qualified independent third party, (v) clarified that the base salary severance payments, to the extent that the payments are in the aggregate less than or equal to twice the compensation limit under Section 401(a)(17) of the Code, comply with the involuntary separation pay plan exception to Section 409A of the Code, and further clarifies that Mr. Nisco may receive such severance payments as a lump sum payment on the next payroll period following the date of his termination from employment; and (vi) clarified other technical terms for compliance with Section 409A of the Code.
Amended and Restated Separation Benefits Agreement
On June 10, 2025, the Company entered into an amended and restated separation benefits agreement (the “Imam Amendment”) with Tariq Imam, Senior Vice President, Business Development and Operations and General Counsel of the Company. The Imam Amendment supplemented and amended the separation benefits provided in the Non-Change in Control Separation Pay Agreement between the Company and Mr. Imam, dated as of December 24, 2024, effective as of February 1, 2025 (the “Imam Non-Change in Control Separation Pay Agreement”) and the severance agreement between Mr. Imam and the Company, dated as of March 25, 2022 (the “Imam Severance Agreement”).
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
The Imam Amendment: (i) amended the definition of “Change in Control” therein to include the approval by the shareholders of the Company of any plan of complete liquidation of the Company, provided that the Change in Control meets all of the requirements of a “change in control” within the meaning of Treasury Regulation §1.409A-3(i)(5), (ii) included a condition that Mr. Imam’s right to the severance payments and benefits described therein are subject to Mr. Imam’s timely execution and non-revocation of a general release of claims within sixty days following Mr. Imam’s termination or such shorter time period set forth therein, (iii) amended Mr. Imam’s COBRA benefit coverage after the date of termination to monthly reimbursement payments for the cost of Mr. Imam’s group health plan coverage, except in the event that such payment would incur tax penalties to the Company, violate applicable nondiscrimination requirements or in the event that the Company terminates the group health plan, in which case the Company will pay Mr. Imam a lump-sum cash payment equal to the aggregate cost of the remaining reimbursement payments less required withholdings, (iv) clarified that in the event of Mr. Imam’s termination from the Company within two years following a Change in Control (as defined therein), any determination on (a) whether Mr. Imam’s termination constitutes a termination with or without Cause (as defined therein) or with or without Good Reason (as defined therein) and (b) Mr. Imam’s entitlement to the separation benefits and payments described therein, will be determined by the board of directors of the Company as constituted immediately prior to such Change in Control, which board may delegate its authority to a qualified independent third party, (v) clarified that the base salary severance payments, to the extent that the payments are in the aggregate less than or equal to twice the compensation limit under Section 401(a)(17) of Code, comply with the involuntary separation pay plan exception to Section 409A of the Code, and further clarifies that Mr. Imam may receive such severance payments as a lump sum payment on the next payroll period following the date of his termination from employment and (vi) clarified other technical terms for compliance with Section 409A of the Code.
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
In May 2021, Cend received a written threat of litigation on behalf of a Chinese entity called Lingmed Limited (“Lingmed”) claiming Lingmed was entitled to a success fee based on Cend’s Collaboration and License Agreement with Qilu Pharmaceuticals. Cend responded by denying that Lingmed is entitled to a success fee under the terms of their agreement. In May 2022, Cend was served with a complaint filed by Lingmed in the San Diego County Superior Court, alleging claims for breach of contract, fraud and declaratory relief. Cend’s response to the complaint was filed on June 6, 2022 and denied all of Lingmed’s material allegations. Lingmed filed an answer to Cend’s response on July 11, 2022, denying all of the Company’s material allegations. On March 25, 2024 the Company entered into a settlement agreement whereby the Company was required to pay Lingmed $0.5 million within 30 days of the effective date and the Company effected payment on April 4, 2024. Lingmed is also entitled to 5.0% of any future milestone payments received by the Company under the license agreement with Qilu in addition to a sum of $250 thousand with respect to the first future milestone received by the Company. On April 9, 2024, pursuant to the parties’ joint request, the Court entered a dismissal with prejudice of the entire action as to all parties and all claims and the matter was settled. On January 23, 2026, the Company entered into a mutual termination of the Collaboration and License Agreement with Qilu Pharmaceuticals.

Note 15 – Technology Transfer Agreement
Impilo Therapeutics
In July 2023, the Company entered into a technology transfer agreement with Impilo Therapeutics (“Impilo”) under which the Company transferred its rights to its tumor penetrating nanocomplex (TPN) platform to Impilo. As consideration for the technology transfer, Impilo issued a total of 766,000 shares of its pre-seed preferred stock to the Company. On October 3, 2023 in connection with the Sanford Burnham Prebys license agreement (see Note 16 - License Agreements) Impilo cancelled the original stock certificate for 766,000 shares and reissued 574,500 shares of its pre-seed preferred stock to the Company.
On March 15, 2024, the Company purchased a Simple Agreement for Future Equity ("SAFE") from Impilo for $100 thousand. On July 12, 2024, the Company purchased an additional SAFE from Impilo for $30 thousand. As of December 31, 2025 and December 31, 2024 the Company owned 38.6% of Impilo. These investments were expensed under the equity method of accounting in the prior year in other expense, net in the accompanying statement of operations. The SAFE has a valuation cap of $30.0 million and an 80% discount rate.

Note 16 – License Agreements
Sanford Burnham Prebys
In December 2015, Cend entered into a license agreement with Sanford Burnham Prebys (“SBP”) under which Cend was granted an exclusive, worldwide, royalty-bearing license to certain patent rights and know-how controlled by SBP related to the development of certepetide. At the time the license agreement was entered into, Cend’s founding shareholder was an executive at SBP. The agreement provides the Company with the rights to grant and authorize sublicenses to use, sell, and otherwise exploit the patent rights. As consideration for the license, SBP was issued a total of 382,030 shares of common stock. The Company is required to pay an annual license maintenance fee of $10 thousand increasing to $20 thousand on year seven of the agreement. The Company could also be required to make milestone payments to SBP upon completion of certain regulatory and commercial milestones. The aggregate potential milestone payments are approximately $10.6 million. The Company has also agreed to pay SBP royalties of 4% of net sales of products sold by the Company, or through a sublicense, subject to certain reductions. Additionally, the Company is obligated to pay SBP 25% of any sublicensing income received, which, pursuant to the technology transfer agreement with Impilo, resulted in SBP receiving 191,500 shares of the Company’s pre-seed preferred stock in Impilo on October 3, 2023.
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
SBP did not own shares of the Company’s common stock as of December 31, 2025.

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
Unless terminated early, the Qilu Agreement will continue in effect until the expiration of all Qilu payment obligations. Either party may terminate the Qilu Agreement if an undisputed material breach by the other party is not cured within a defined period of time, or upon notice for insolvency-related events of the other party that are not discharged within a defined time period. Qilu may terminate the Qilu Agreement in its entirety, at any time with at least sixty days written notice. All rights and obligations of Qilu with respect to such licensed patents and patent applications would terminate simultaneously. On January 23, 2026 the Company entered into a mutual termination of the February 2021 Exclusive License and Collaboration Agreement with Qilu Pharmaceutical Co., Ltd. This action resulted in all licenses and other rights granted to Qilu reverting to the Company.
Exclusive License and Collaboration Agreement - Kuva Labs
In November 2024, the Company entered into an Exclusive License and Collaboration Agreement (Agreement) in which the Company granted an exclusive license to Kuva Labs, Inc. (Kuva) to explore the synergistic potential of the Company's certepetide, as a targeting and delivery agent for Kuva’s NanoMark™ imaging technology in solid tumors. Under the Agreement, Kuva will assume full responsibility for research, development, and commercialization costs, while the Company will be responsible for supplying certepetide for additional consideration pursuant to a Clinical Supply Agreement. In consideration for the license, the Company recognized $1.0 million as revenue upon delivery of the license in November 2024. The Company was eligible to receive additional development and commercial milestone payments up to $1.5 million and $17.5 million, respectively, a 5.0% percent royalty on net sales, and sublicensing revenues of 50% On November 30, 2025, Kuva Labs defaulted for non-payment of its obligation under the Agreement, and were unable to satisfy such obligation during the cure period that expired on December 31, 2025. As a result of the default and failure to cure such default, the Agreement was terminated.
Non-Exclusive License Agreement - Catalent
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

Note 18 – Subsequent Events
Proposed Acquisition by Kuva Labs Inc.
On March 6, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kuva Labs Inc. (“Kuva”), and Kuva Acquisition Corp., a wholly owned subsidiary of Kuva (“Purchaser”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser will commence a tender offer (the “Offer”) to purchase all of the issued and outstanding shares of common stock, par value $0.001 per share (the “Common Shares”), of the Company in exchange for (i) $5.00 per Common Share, net to the seller in cash, without interest, but subject to any applicable withholding of taxes (the “Closing Amount”) plus (ii) one non-tradeable contingent value right (each, a “CVR”), which represents the contractual right to receive a contingent cash payment of $1.00 per CVR if a New Drug Application or similar registration is filed or formally accepted for review by the FDA or any governmental authority in any jurisdiction with respect to any pharmaceutical product that contains or incorporates the product candidate referred to as of the date of the Merger Agreement as certepetide, alone or in combination with one or more other therapeutically active ingredients, including all formulations, dosages, or modes of delivery, for any indication or patient population prior to the earlier of (a) 11:59 p.m. New York City Time on the seventh (7th) anniversary of the Closing Date (as defined in the Merger Agreement), and (b) termination of the CVR Agreement, (the Closing Amount plus one CVR, collectively, the “Offer Price”). If certain conditions are satisfied and the Offer is consummated, Kuva would acquire any remaining Shares for the Offer Price by a merger of Purchaser with and into the Company (the “Merger”). Upon completion of these transactions, the Company would no longer be a publicly traded company and the listing of its common stock on Nasdaq will terminate.
Under the Merger Agreement, the Offer and the Merger are subject to customary closing conditions for a transaction of this nature. Kuva will be required to close on the Offer so long as there shall be validly tendered a number of shares that represents (and will represent immediately following the consummation of the Offer) at least a majority of the aggregate voting power of all shares then outstanding. There can be no assurance that the Offer and the Merger will be consummated.
The foregoing description of the Merger Agreement is only a summary of certain material provisions thereof, does not purport to be complete. The full text of the Merger Agreement is filed as Exhibit 2.1 to this Annual Report on Form 10-K.
Termination of Exclusive License and Collaboration Agreement with Qilu Pharmaceutical
On January 23, 2026, the Company entered into a mutual termination of the February 2021 Exclusive License and Collaboration Agreement with Qilu Pharmaceutical Co., Ltd. This action resulted in all licenses and other rights granted to Qilu reverting to the Company.
Sale of New Jersey Net Operating Losses
On October 20, 2025, the Company received preliminary approval from the New Jersey Economic Development Authority ("NJEDA") to participate in the Technology Business Tax Certificate Transfer Program (the "Program"). The Program permits qualified companies to sell a percentage of their New Jersey net operating losses ("NJ NOLs") to unrelated profitable corporations. On February 15, 2026, the Company received final approval from the NJEDA, and it subsequently sold a portion of its NJ NOLs to a qualifying and approved buyer pursuant to the Program for net proceeds of $0.3 million.

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
As of December 31, 2025, we evaluated, with the participation of our management, including our Evaluating Officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Evaluating Officers concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Evaluating Officers, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
As of December 31, 2025, based on management’s assessment, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
During the three months ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” and “Code of Ethics” in our Proxy Statement for the 2026 Annual Meeting of Stockholders.
The following table sets forth the name and position of each of our executive officers and directors as of March 12, 2026.

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
Earlier in her career, Dr. Buck worked as a primary care physician and then later served as a medical officer in the FDA’s Office of New Drugs Division of Gastrointestinal and Hematology Drug Products where she was responsible for reviewing efficacy and safety data for new drug indications, as well as post-marketing safety data for over 40 drugs. Dr. Buck worked at AstraZeneca for six years where she served as a Global Safety Physician and Global Study Physician, leading a large cardiovascular outcomes study through to commercialization. Her drug development experience covers every phase of development and over multiple therapeutic indications including cardiovascular/metabolic, rare diseases, gastrointestinal, pulmonary, neuroscience, oncology, immunology, and women’s health.
Dr. Buck currently serves as a Senior Medical Advisor and chairwoman of the Scientific Advisory Board for global contract research organization; Biorasi Inc. She also serves as a medical advisor to a private Canadian biotech company; Feldan Therapeutics.
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
Tariq Imam
Mr. Imam was appointed as our Senior Vice President, Business Development and Operations and General Counsel in February 2025 and has served as Head of Business Development of the Company since May 2016. As of April 2023, Mr. Imam had also served as Corporate Counsel of the Company. Before joining Lisata, Mr. Imam led business and corporate development functions at various specialty pharmaceutical companies, including, Mist Pharmaceuticals, Leonard-Meron Biosciences (acquired by Citius Pharmaceuticals (NASDAQ: CTXR)), Akrimax Pharmaceuticals and Rouses Point Pharmaceuticals. Prior to that, Mr. Imam held positions of increasing responsibility at Humana (NYSE: HUM) within the corporate integration/M&A group. Mr. Imam also worked in the corporate finance and strategy division of Orion Health (ASX: OHE).
Mr. Imam’s legal career began in the areas of mergers and acquisitions, securities offerings, and other transactional work. Mr. Imam then went on to represent clients in civil matters such as contract, property, and family disputes, followed by practice in the areas of corporate restructuring, divestitures, and insolvency within the life sciences sector at an international law firm. Throughout his career, Mr. Imam has and continues to counsel individuals, small businesses, not-for-profit organizations, and emerging companies, through private advisement.

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
Heidi Henson
Ms. Henson was appointed to the Lisata Board in September 2022 and serves as the Chairman of the Audit Committee. Ms. Henson possesses over two decades of financial operations experience with both public and private companies. In addition, Ms. Henson currently serves on the board of directors of PepGen and Perspective Therapeutics.
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

ITEM 11. EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation” and “Lisata Director Compensation” in our Proxy Statement for the 2026 Annual Meeting of Stockholders. The section entitled “Pay Versus Performance” in our 2026 Proxy Statement is not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our Proxy Statement for the 2026 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Party Transactions” and “Governance of Lisata Therapeutics Inc.” in our Proxy Statement for the 2026 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Accounting Fees and Other Accounting Matters” in our Proxy Statement for the 2026 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are being filed as part of this Annual Report:
(a)(1) FINANCIAL STATEMENTS:
Reference is made to the Index to Financial Statements on Page 76 of this Annual Report.
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

Exhibit		Description
2.1	*	Agreement and Plan of Merger, dated March 6, 2026, by and among the Company, Kuva Labs, Inc. and Kuva Acquisition Corp. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2026).

3.1		Certificate of Amendment (Reverse Stock Split) to the Amended and Restated Certificate of Incorporation, dated September 14, 2022 (filed as Exhibit 3.1 to the Company's Current Report on 8-K, filed with the SEC on September 15, 2022).

3.2		Certificate of Amendment (Name Change) to the Amended and Restated Certificate of Incorporation, dated September 15, 2022 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the SEC on September 15, 2022).

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

10.7	+	Amended and Restated Employment Agreement with David J. Mazzo, dated March 19, 2021 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 19, 2021).
10.8	+	Second Amended and Restated Employment Agreement, by and between the Company and David J. Mazzo, Ph.D., dated as of June 10, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2025)

10.9	+	Amended and Restated Employment Agreement, by and between the Company and Kristen K. Buck, M.D., dated as of June 10, 2025 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2025).

10.10	+	Amended and Restated Separation Benefits Agreement, by and between the Company and James Nisco, dated as of June 10, 2025 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2025).

10.11	+	Amended and Restated Separation Benefits Agreement, by and between the Company and Tariq Imam, dated as of June 10, 2025 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2025).

10.12		Cend 2016 Equity Incentive Plan, including all amendments thereto (filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed with the SEC on October 17, 2022).

10.13		At The Market Offering Agreement, dated June 4, 2021, by and between Caladrius Biosciences, Inc. and H.C. Wainwright & Co., LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 4, 2021).

10.14		Exclusive License Agreement, dated December 1, 2015, by and between Cend Therapeutics, Inc. (f/k/a DrugCendR, LLC) and Sanford Burnham Prebys Medical Discovery Institute (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-4, filed with the SEC on June 15, 2022).

10.15		First Amendment to Exclusive License Agreement, dated March 8, 2016, by and between Cend Therapeutics, Inc. (f/k/a DrugCendR, LLC) and Sanford Burnham Prebys Medical Discovery Institute (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-4, filed with the SEC on June 15, 2022).

10.16		Second Amendment to Exclusive License Agreement, dated May 10, 2019, by and between Cend Therapeutics, Inc. (f/k/a DrugCendR, LLC) and Sanford Burnham Prebys Medical Discovery Institute (filed as Exhibit 10.20 to the Company's Registration Statement on Form S-4, filed with the SEC on June 15, 2022).

10.17		Third Amendment to Exclusive License Agreement, dated September 24, 2020, by and between Cend Therapeutics, Inc. (f/k/a DrugCendR, LLC) and Sanford Burnham Prebys Medical Discovery Institute (filed as Exhibit 10.21 to the Company's Registration Statement on Form S-4, filed with the SEC on June 15, 2022).

10.18		Exclusive License and Collaboration Agreement, dated as of November 30, 2024, by and between Lisata Therapeutics, Inc. and Kuva Labs, Inc.
10.19		Non-Exclusive License Agreement, dated as of October 8, 2025, by and between Lisata Therapeutics, Inc. and Catalent, Inc.

14.1
Code of Ethics for Senior Financial Officers, effective as of November 7, 2022 (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023).

19.1		Insider Trading Policy, effective as of October 30, 2015 (filed as Exhibit 19.1 on the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024).

97		Incentive Recoupment Policy, effective as of March 28, 2023 (filed as Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024).

21.1		Subsidiaries of Lisata Therapeutics, Inc.

23.1		Consent of Grant Thornton LLP.

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

+		Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
†		Furnished herewith.
*		Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any such schedule or exhibit to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Basking Ridge (Bernards Township), State of New Jersey, on March 12, 2026.

LISATA THERAPEUTICS, INC.
By: /s/ David J. Mazzo, PhD Name: David J. Mazzo Title: President & Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David J. Mazzo David J. Mazzo, PhD	Director and President and Chief Executive Officer (Principal Executive Officer)	March 12, 2026
/s/ James Nisco James Nisco	SVP, Finance and Treasury and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2026
/s/ Gregory B. Brown Gregory B. Brown, MD	Chairman of the Board of Directors	March 12, 2026
/s/ Mohammad Azab Mohamad Azab, MD, MBA	Director	March 12, 2026
/s/ Cynthia L. Flowers Cynthia L. Flowers, MBA	Director	March 12, 2026
/s/ Heidi Henson Heidi Henson	Director	March 12, 2026
/s/ Steven M. Klosk Steven M. Klosk, JD	Director	March 12, 2026