Form 10-K/A
period 2025-12-31
LISATA THERAPEUTICS, INC.
filed 2026-04-28
CIK 320017

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

Commission File Number 001-33650

LISATA THERAPEUTICS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	22-2343568
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P.O. Box 173, Liberty Corner, New Jersey	07938
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: 908-842-0100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange On Which Registered
Common Stock, par value $0.001 per share	LSTA	The Nasdaq Capital Market

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2026
Common stock, $0.001 par value per share	9,106,391	shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This registrant is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (the "SEC") on March 12, 2026 (the “Original Filing”) solely to include the information required by Item 10 - “Directors, Executive Officers and Corporate Governance,” Item 11 - “Executive Compensation,” Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 13 - “Certain Relationships and Related Transactions, and Director Independence” and Item 14 - “Principal Accounting Fees and Services” of Part III of Form 10-K, that was intentionally omitted from Part III of the Original Filing. The reference on the cover page of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the Original Filing are amended and restated in their entirety as set forth in this Amendment No. 1. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 1 certain currently dated certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1. Except as described above, no other amendments are being made to the Original Filing. This Amendment No. 1 does not reflect events occurring after the March 12, 2026 filing of the Original Filing or modify or update the disclosure contained in the Original Filing in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other filings with the SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. When used in this Amendment No. 1, statements that are not statements of current or historical fact may be deemed to be forward-looking statements, including, without limitation, all statements related to any expectations of revenues, expenses, cash flows, earnings or losses from operations, cash required to maintain current and planned operations, capital or other financial items; any statements of the plans, strategies and objectives of management for future operations; any plans or expectations with respect to product research, development and commercialization, including regulatory approvals; any other statements of expectations, plans, intentions or beliefs; and any statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “plan,” “project,” “forecast,” “outlook,” “intend,” “may,” “will,” “expect,” “likely,” “believe,” “could,” “anticipate,” “estimate,” “continue,” “target,” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance, levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:
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
•our ability to continue as a going concern;
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

The factors discussed herein, including those risks described in “Item 1A. Risk Factors” and elsewhere in the Original Filing and in our other periodic filings with the SEC, which are available for review at www.sec.gov, could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS
The Lisata Board of Directors (the “Lisata Board”) currently consists of six members. Pursuant to our Amended and Restated Certificate of Incorporation, we have a classified Board which consists of three separate classes of directors. Each class serves a three-year term and until their successors are duly elected and qualified. The classes are elected on a rotating or staggered basis, with each class being elected at the annual meeting of stockholders coinciding with the expiration of that class’s term. Pursuant to the General Corporation Law of the State of Delaware (the “DGCL”), if a board of directors is classified, unless the certificate of incorporation otherwise provides, members of such board of directors may be removed by the stockholders before the expiration of their terms only for cause.
The following table sets forth certain information about the current directors of our Company. There are no family relationships among any of our directors and executive officers. For biographical information regarding our directors, see the discussion under “Biographical Information — Directors,” below.

Name	Age	Director Since
Gregory B. Brown, M.D.	72	2016
David J. Mazzo, Ph.D.	69	2015
Mohammad Azab, M.D., M.B.A.	70	2022
Cynthia L. Flowers	66	2018
Heidi Henson	60	2022
Steven M. Klosk	69	2014
Biographical Information - Directors
Class I Directors Continuing in Office until the 2026 Annual Meeting of Stockholders
Cynthia L. Flowers
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
Ms. Flowers currently serves on the board of Hikma Pharmaceuticals PLC, a multigenerational generics company and G1 Therapeutics Inc., a biotechnology clinical development company. She has held positions on numerous corporate and non-profit boards, including Nanoform Finland OYi, a nanoparticle manufacturing company, Kadmon Group, Inc., a clinical stage biopharmaceutical company, the Women’s Leadership Advisory Board for the John F. Kennedy School of Government at Harvard University and the board of directors for the Sarah Cannon Oncology Research Institute. Ms. Flowers holds an M.B.A. from the Wharton School of the University of Pennsylvania and a B.S.N. from the University of Delaware. We believe that Ms. Flowers is qualified to serve on the Lisata Board based on her pharmaceutical industry, management and scientific training and experience.

Class II Directors Continuing in Office until the 2027 Annual Meeting of Stockholders
Gregory B. Brown, M.D.
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
Before co-founding HCR Partners, Dr. Brown was a partner at Paul Capital Partners where he co-managed that firm’s royalty investments as a member of the royalty management committee. Prior to beginning his principal investment career in 2003, Dr. Brown was co-head of investment banking and head of healthcare at Adams, Harkness & Hill (now Canaccord Genuity) and a ranked biotechnology research analyst at Vector Securities International. Dr. Brown holds a B.A. from Yale, an M.D. from SUNY Upstate Medical Center and an M.B.A. from Harvard Business School. He currently serves on the boards of Adimab, LLC since 2023, Memgen, Inc since 2018, and Aquestive Therapeutics since 2017. He previously served on the boards of FAST Biomedical, Cambrex Corporation, Faron Pharmaceuticals Oy, Invuity, Inc., and Vanderbilt Clinical S.a.r.l. We believe that Dr. Brown is qualified to serve on the Lisata Board based on his medical, financial and management experience.
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
Ms. Henson holds a BS in Accounting from the University of San Diego and is a Certified Public Accountant (currently inactive) in California. We believe that Ms. Henson is qualified to serve on the Lisata Board based on her extensive finance and public company experience.
David J. Mazzo, Ph.D.
David J. Mazzo, Ph.D. was appointed as President and Chief Executive Officer on March 28, 2017 having previously been named as our Chief Executive Officer and an executive director of our board of directors on January 5, 2015. Dr. Mazzo brings to Lisata over 40 years of experience in the pharmaceutical industry. Prior to joining Lisata, Dr. Mazzo served from August 2008 to October 2014 as Chief Executive Officer and as a member of the board of directors of Regado Biosciences, Inc. (Nasdaq: RGDO), a biopharmaceutical company focused on the development of novel antithrombotic drug systems for acute and sub-acute cardiovascular indications. Prior to his leading Regado, from March 2007 to April 2008, Dr. Mazzo was President, Chief Executive Officer and a director of Æterna Zentaris, Inc. (Nasdaq: AEZS), a publicly held international biopharmaceutical company with facilities in Quebec, Canada and the USA. From 2003 until 2007 Dr. Mazzo served as President, Chief Executive Officer and director of Chugai Pharma USA, LLC, a biopharmaceutical company and U.S. subsidiary of Chugai Pharmaceutical Co., Ltd. of Japan, a member of the Roche Group. Prior to that, Dr. Mazzo was Senior Vice President of Development Operations at the Schering-Plough Research Institute and was a director of the Essex Chimie European subsidiary at Schering-Plough Corporation, a publicly held pharmaceutical company that was subsequently acquired by Merck & Co., Inc. Earlier in his career, Dr. Mazzo held senior management and executive positions in R&D at Hoechst Marion Roussel, Inc., the U.S. subsidiary of Hoechst AG, that was subsequently acquired by Sanofi, a multinational pharmaceuticals company; and Rhone-Poulenc Rorer, Inc., a subsidiary of Rhone-Poulenc SA, a French pharmaceuticals company, that was subsequently acquired by Hoechst AG. He previously served on the board of directors of publicly held Visioneering Technologies, Inc., a developer and seller of therapeutic contact lenses for myopia progression control from February 2020 to February 2024 during which time he was Chairman of the board; EyePoint Pharmaceuticals, Inc., a biopharmaceutical company focused on treatments for diseases of the back of the eye, from October 2005 to June 2020 and was Chairman of the board from 2007 to 2018; Seneca Biopharmaceuticals, Inc., a therapeutics development company focused on CNS applications that merged with Palisade BIO, from April 2019 to April 2021 and Avanir Pharmaceuticals, Inc., a pharmaceutical company working in the area of products for CNS diseases, from October 2005 through January 2015, that was sold to Otsuka Holdings in 2015. He currently serves on the board of directors of Feldan Therapeutics, a private company developing technology for the intracellular delivery of therapeutic agents, where he has served on the board since January 2021 and as Chairman since October 2023.
Dr. Mazzo earned a B.A. in the Honors Program (Interdisciplinary Humanities) and a B.S. in Chemistry from Villanova University. In addition, Dr. Mazzo received his M.S. in chemistry and his Ph.D. degree in Analytical Chemistry from the University of Massachusetts, Amherst. He was also a research fellow at the Ecole Polytechnique Federale de Lausanne, Switzerland. Recently, Dr. Mazzo was named a PharmaVoice Top 100 award winner for 2024 in the Standout Leader category. He is bilingual: English (native) and French. Based on Dr. Mazzo’s experience within the pharmaceutical industry and his executive experience, specifically his experience as Chief Executive Officer at other companies in the biopharmaceutical industry, as well as his service on other boards of directors in the healthcare industry in addition to his scientific training and experience, we believe that Dr. Mazzo is qualified to serve on the Lisata Board.
Class III Directors Continuing in Office until the 2028 Annual Meeting of Stockholders
Mohammad Azab, M.D., M.B.A.
Mohammad Azab, M.D., MSc, M.B.A. was appointed to our board of directors in September 2022. Dr. Azab is a leader in clinical and regulatory development of biopharmaceutical drugs with particular expertise in oncology drug development. In July 2009, Dr. Azab joined Astex Pharmaceuticals, Inc. (“Astex”), a pharmaceutical company focused on the discovery and development of drugs in oncology and other areas, as its Chief Medical Officer. Dr. Azab served as President and Chief Medical Officer of Astex from January 2014 to November 2020, and has served as the chair of its board of directors from November 2020 to May 1, 2022. Since January 2021, Dr. Azab has served on the board of directors of DURECT Corporation (Nasdaq: DRRX), a biopharmaceutical company committed to transforming the treatment of acute organ injury and chronic liver diseases. Additionally, Dr. Azab has served on the board of directors of Xenon Pharmaceuticals Inc. (Nasdaq: XENE), a biopharmaceutical company delivering innovative medicines to patients with neurological disorders, from January 2003 to June 2024. Previously, Dr. Azab served as President and Chief Executive Officer of Intradigm Corporation, a developer of siRNA cancer therapeutics. Prior to this, Dr. Azab served as Executive Vice President of Research and Development and Chief Medical Officer of QLT Inc. and in several leadership positions at AstraZeneca plc in the United Kingdom and Sanofi in France. Dr. Azab holds an MBA from the Richard Ivey School of Business, University of Western Ontario, and an MB ChB from Cairo University. He received post-graduate training and degrees in oncology research from the University of Paris-Sud and in biostatistics from the University of Pierre et Marie Curie in Paris, France. We believe that Dr. Azab is qualified to serve on the Lisata Board based on his substantial expertise in oncology drug development.
Steven M. Klosk, J.D.
Steven M. Klosk, J.D. joined our board of directors in 2014. He is a senior executive with extensive management experience in the life sciences industry. He served as a Director at Cambrex Corporation (NYSE:CBM) from May 2008 through December 2019, until it was acquired by Permira and then as Director from December 2019 until June 2020. Cambrex is one of the leading providers of active pharmaceutical ingredients, advanced intermediates and finished dosage form products to the branded and generic pharmaceutical markets, where he served as President and Chief Executive Officer from May 2008 through June 2020. In that role he was responsible for all aspects of Cambrex’s global business with manufacturing and R&D facilities in the United States, Sweden, Italy, Estonia, Canada, Scotland, and Germany.
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
Mr. Klosk held other executive positions at Cambrex Corporation, including President, Executive Vice President & COO as well as President, Pharma Business Unit (2007-2008) where he had full P&L and balance sheet responsibility for four operating units in North America and Europe. Prior to this he was Executive Vice President & COO Cambrex Pharma & Biopharmaceuticals Business Unit (2003-2007) where he was responsible for managing a highly profitable global business with six operating units in North America and Europe. Earlier in his career Mr. Klosk served as Vice President, Administration for The Genlyte Group, Inc., a publicly traded producer of lighting fixtures. Mr. Klosk earned a B.S. from Cornell University and a J.D. from New York Law School. We believe that Mr. Klosk is qualified to serve on the Lisata Board based on his diversified management experience, particularly in the biopharmaceutical field.

EXECUTIVE OFFICERS
The following table sets forth certain information about the executive officers of our Company. There are no family relationships among any of our directors and executive officers. For biographical information regarding our executive officers, see the discussion under “Biographical Information — Executive Officers,” below.

Name	Age	Position
David J. Mazzo, Ph.D.	69	President and Chief Executive Officer
Kristen K. Buck, M.D.	52	Executive Vice President R&D and Chief Medical Officer
James Nisco	55	Senior Vice President Finance and Treasury and Chief Accounting Officer
Tariq Imam	43	Senior Vice President, Business Development and Operations and General Counsel

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
Tariq Imam
Mr. Imam was appointed as our Senior Vice President, Business Development and Operations and General Counsel in February 2025 and has served as Head of Business Development of the Company since May 2016. As of April 2023, Mr. Imam had also served as Corporate Counsel of the Company. Mr. Imam also assumed the role as the Company’s Head of Human Resources in April 2025. Before joining Lisata, Mr. Imam led and supported business and corporate development functions at various clinical and commercial stage pharmaceutical companies, including, Mist Pharmaceuticals, Leonard-Meron Biosciences (acquired by Citius Pharmaceuticals (NASDAQ: CTXR)), Akrimax Pharmaceuticals and Rouses Point Pharmaceuticals. Prior to that, Mr. Imam held positions of increasing responsibility at Humana (NYSE: HUM) within the corporate integration/M&A group. Mr. Imam also worked in the corporate finance and strategy division of Orion Health (ASX: OHE).
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
Governance of Lisata Therapeutics, Inc.
Director Independence
The current Lisata Board members consist of Dr. Brown, Dr. Azab, Ms. Flowers, Ms. Henson, Mr. Klosk and Dr. Mazzo. The Lisata Board has reviewed the materiality of any relationship that each of our directors has with Lisata, either directly or indirectly. Based upon this review, the Lisata Board has determined that Dr. Brown, Dr. Azab, Ms. Flowers, Ms. Henson and Mr. Klosk are each “independent directors,” applying the definition of independence under the listing standards of Nasdaq.
Board Leadership Structure and Role in Risk Oversight
Dr. Brown serves as the Chairman of the Board. When present, our Chairman presides over all Lisata Board meetings. Dr. Brown coordinates with our Chief Executive Officer to set the agenda for Lisata Board meetings, chairs executive sessions of the independent directors, and performs any other duties assigned from time to time by the Lisata Board. We believe that the separation of the Chairman and Chief Executive Officer roles at Lisata enhances good corporate governance principles through reduction of conflicts of interest and greater board independence.
The Lisata Board oversees our risk management. This oversight is administered primarily through the following:
•The Lisata Board’s review and approval of our business plans and budget (prepared and presented to the Lisata Board by the President and Chief Executive Officer and other management), including the projected opportunities and challenges facing our business;
•No less than quarterly review of our business developments, business plan implementation and financial results;
•Our Audit Committee’s oversight of our internal controls over cybersecurity and financial reporting and its discussions with management and the independent accountants regarding the quality and adequacy of our internal controls and financial reporting; and
•Our Compensation Committee’s review and approval of our executive officer compensation and its relationship to our business plans.

Insider Trading Policy and Prohibition on Hedging
We have an Insider Trading Policy that, among other things, governs the buying and selling of our securities by all of our personnel, including directors, officers and employees and certain other covered persons. Our policy is designed to prevent violations of insider trading laws by our personnel and to avoid even the appearance of improper conduct in this regard by our personnel. The policy prohibits covered persons from purchasing, selling, or otherwise disposing of our securities while in possession of material non-public information (except in limited circumstances, such as pursuant to a previously established trading plan). In addition, the policy prohibits all employees (including executives and directors) from engaging in any transaction in which they may profit from short-term speculative swings in the value of our securities, including any of the following activities: (1) “short sales” (selling borrowed securities that the seller hopes can be purchased at a lower price in the future) of our securities; (2) use of our securities to secure a margin or other loan; (3) transactions in our securities involving straddles, collars or other similar risk reduction or hedging devices; and (4) transactions in publicly traded options relating to our securities (i.e., options that are not granted by us). The policy includes quarterly and other trading blackouts and sets forth the procedures covered persons must follow before transacting in our securities, including pre-clearance by our Senior Vice President, Business Development and Operations, and General Counsel of all transactions by executive officers, directors, employees and certain other covered persons, as well as members of their households. Although we have not adopted an insider trading policy governing the purchase, sale, and/or other disposition of our securities by the Company, as part of the oversight of risk, the Board, or one or more of its Committees, approves any transaction, plan or arrangement by or with the Company with respect to our securities on a case-by-case basis, and as part of their procedures to review and approve any such transaction, plan or arrangement, the Board or Committee consults with legal counsel to ensure compliance with applicable insider trading laws, rules and regulations, and listing standards. A copy of the policy is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC.
Committees
The Lisata Board has established (i) an Audit Committee, (ii) a Compensation Committee and (iii) a Nominating and Governance Committee. Each of these Committees has only independent directors as members. In addition, the Lisata Board has established a Science and Technology Committee for which it has not imposed any membership rules regarding director independence, and which committee assists with reviewing development and regulatory strategy, R&D staffing and budgets, and recommendations regarding business development opportunities.

Audit Committee
The Audit Committee consists of three directors: Ms. Henson (Chair), Ms. Flowers and Mr. Klosk. Each member of the committee is independent applying the definition of independence under the listing standards of Nasdaq and SEC regulations. The Audit Committee met five times during the year. Ms. Henson, Ms. Flowers and Mr. Klosk each qualify as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K.
Pursuant to the terms of the Audit Committee charter, the Audit Committee is required to consist of at least three “independent” directors and shall serve at the pleasure of the Lisata Board. An “independent” director is defined as an individual who (a) is not our officer or salaried employee or an affiliate, (b) does not have any relationship that, in the opinion of the Lisata Board, would interfere with his or her exercise of independent judgment as an Audit Committee member, (c) meets the independence requirements of the SEC and Nasdaq or such other securities exchange or market on which our securities are traded and (d) except as permitted by the SEC and Nasdaq or such other securities exchange or market on which our securities are traded, does not accept any consulting, advisory or other compensatory fee from us. The Audit Committee’s charter requires the committee to oversee our accounting and financial reporting process, our system of internal controls regarding cybersecurity, finance, accounting, legal compliance and ethics, and the audits of our financial statements. A current copy of such charter is available to stockholders on our website, www.lisata.com. The primary duties of the Audit Committee consist of, among other things:
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

•providing an open avenue of communication among the independent accountants, financial and senior management and the Lisata Board; and
•reviewing and approving all related party transactions.
Compensation Committee
Our Compensation Committee consists of three directors: Mr. Klosk (Chair), Dr. Brown and Ms. Henson. Each such member of the Compensation Committee is independent applying the definition of independence under the listing standards of Nasdaq. The Compensation Committee met six times during the year.
Each member of our Compensation Committee must (i) be one of our independent directors satisfying the independence requirements of Nasdaq and other applicable regulatory requirements; (ii) qualify as an “outside director” under Section 162(m) of the Internal Revenue Code of 1986 (the “Code”) and (iii) meet the requirements of a “non-employee director” for purposes of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except as permitted by Nasdaq, members of the Compensation Committee must not accept any consulting, advisory or the other compensatory fee from us or any of our subsidiaries. In determining whether a director is eligible to serve on the Compensation Committee, the Lisata Board must consider whether the director is affiliated with us, one of our subsidiaries or an affiliate of one of our subsidiaries to determine whether such affiliation would impair the director’s judgment as a member of the Compensation Committee.
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
Since March 2015, the Compensation Committee has engaged the services of Radford/AON (“Radford”), a national executive compensation consulting firm with expertise in the life science industry to review and provide recommendations concerning all of the components of Lisata's executive and director compensation program. Radford performs services solely on behalf of the Compensation Committee and has no relationship with the Company or management except as may relate to performing such services. Radford assisted the Compensation Committee in defining the appropriate market of the Company’s peer companies for executive compensation and practices and in benchmarking our executive compensation program against the peer group for 2024 and in years past compensation actions. Radford also assisted the Compensation Committee in benchmarking our director compensation program and practices against those of our peers. The Compensation Committee has assessed the independence of Radford pursuant to SEC rules and the corporate governance rules of Nasdaq and concluded that no conflict of interest exists that would prevent Radford from independently representing the Compensation Committee.
A current copy of the Compensation Committee charter is available to stockholders on our website, www.lisata.com. The Compensation Committee may form and delegate its authority to subcommittees as appropriate. Additionally, the President and Chief Executive Officer may make recommendations to the Compensation Committee relating to executive and director compensation, but consistent with Nasdaq rules, he may not be present during deliberations or voting regarding his own compensation.
Nominating and Governance Committee
Our Nominating and Governance Committee consists of three directors: Dr. Gregory Brown (Chair), Dr. Azab and Ms. Flowers. The Nominating and Governance Committee is empowered by the Lisata Board to recommend to the Lisata Board qualified individuals to serve on the Lisata Board and to identify the manner in which the Nominating and Governance Committee evaluates nominees recommended for the Lisata Board. All members of the Nominating and Governance Committee have been determined to be “independent directors” pursuant to the definition contained in the rules of Nasdaq and SEC regulations. The Nominating and Governance Committee met four times during the year.
The Lisata Board has adopted a Nominating and Governance Committee charter to govern the Nominating and Governance Committee, a current copy of which is available to stockholders on our website, www.lisata.com.
Additional Board Committee
The Lisata Board also maintains the following additional committee:
Science and Technology Committee
The Science and Technology Committee consists of Drs. Azab (Chairman), Brown, and Mazzo. This committee is authorized to review the science, clinical and regulatory strategy underlying Lisata's research and development programs, as well as associated staffing and budgets. It also reviews the interactions of the research and development organization with health care providers and regulatory bodies. The Science and Technology Committee met four times during the year.
Qualifications for Board Membership
The Nominating and Governance Committee Charter mandates that the Committee consider and recruit qualified candidates in consultation with the Company's President and Chief Executive Officer and affords the Committee the flexibility to determine the desired qualifications, expertise and characteristics most suited to the needs of the Lisata Board at any given time.
Diversity Considerations in Director Nominations
We do not have a formal diversity policy. We believe the Lisata Board represents a collection of individuals with a variety of complementary skills which, as a group, constitute the appropriate skills and experience to oversee Lisata's business. Our directors come from diverse backgrounds, including medicine, private equity, and management of pharmaceutical and healthcare-related companies. In accordance with the mission set out in its charter, our Nominating and Governance Committee considers a wide variety of qualifications, attributes and other factors and recognizes that a diversity of viewpoints and practical experiences can enhance the effectiveness of the Lisata Board. As part of its evaluation of each candidate, our Nominating and Governance Committee takes into account how that candidate’s background, experience, qualifications, attributes and skills may complement, supplement or duplicate those of other directors or prospective candidates.

Nominating and Governance Committee Procedures
The Lisata Board generally believes that we are well-served by our current directors. In the ordinary course, absent special circumstances or a material change in the criteria for Board membership, the Lisata Board will re-nominate incumbent directors who continue to be qualified for Board service and are willing to continue as directors. If an incumbent director is not standing for re-election or is not re-nominated if a vacancy on the Lisata Board occurs between annual stockholder meetings or if the Lisata Board believes it is in our best interests to expand its size, the Lisata Board may seek out potential candidates for Lisata Board appointment who meet the criteria for selection as a nominee and have the specific qualities or skills being sought. Nominees for director must be discussed by the full Board and approved for nomination by the affirmative vote of a majority of the Lisata Board, including the affirmative vote of a majority of the independent directors.
The Nominating and Governance Committee assists the Lisata Board by identifying qualified candidates for director and recommends to the Lisata Board the director nominees for the annual meeting of stockholders. The Lisata Board will conduct a process of making a preliminary assessment of each proposed nominee based upon the nominee’s resume and biographical information, an indication of the individual’s willingness to serve and other background information. This information is evaluated against specific needs at that time. Based upon a preliminary assessment of the candidate(s), those who appear best suited to meet our needs may be invited to participate in a series of interviews, which are used as a further means of evaluating potential candidates. Based on information learned during this process, the Lisata Board will determine which nominee(s) to include in the slate of candidates that the Lisata Board recommends for election at each annual meeting of our stockholders.
Procedures for Considering Nominations Made by Stockholders
The procedures for stockholders submitting nominating recommendations described in our By-laws detail the procedures for nominations to be submitted by stockholders, other than candidates who have previously served on the Lisata Board or who are recommended by the Lisata Board. Our By-laws state that: “For any nomination or other business proposal to be properly brought before an Annual Meeting by a stockholder pursuant to clause (iii) of Article I, Section 1.10(A)(1) of these By-laws, the stockholder must (i) have given Timely Notice (as defined below) thereof in writing to the Assistant Corporate Secretary of the Corporation, (ii) have provided any updates or supplements to such notice at the times and in the forms required by these By-laws and, (iii) together with the beneficial owner(s), if any, on whose behalf the nomination or other business proposal is made, have acted in accordance with the representations set forth in the Solicitation Statement (as defined below) required by these By-laws. To be timely, a stockholder’s written notice shall be received by the Assistant Corporate Secretary at the principal executive offices of the Corporation not later than the close of business on the one hundred and twentieth (120th) day nor earlier than the close of business on the one hundred fiftieth (150th) day prior to the one-year anniversary of the preceding year’s Annual Meeting date; provided that, in the event the Annual Meeting is first convened more than thirty (30) days before or more than sixty (60) days after the one-year anniversary of the preceding year’s Annual Meeting date, or if no Annual Meeting was held in the preceding year, notice by the stockholder to be timely must be received by the Assistant Corporate Secretary of the Corporation not later than the close of business on the later of the ninetieth (90th) day prior to the scheduled date of such Annual Meeting or the tenth (10th) day following the day on which public announcement of the date of such meeting is first made (such notice within such time periods shall be referred to as “Timely Notice”).”
There will be no differences in the manner in which the Lisata Board evaluates nominees recommended by stockholders and nominees recommended by the Lisata Board or management, except that no specific process shall be mandated with respect to the nomination of any individuals who have previously served on the Lisata Board.
Stockholder Communications
The Lisata Board has established a procedure that enables stockholders to communicate in writing with members of the Lisata Board. Any such communication should be addressed to our Assistant Corporate Secretary and should be sent to such individual c/o Lisata Therapeutics, Inc., P.O. Box 173, Liberty Corner, NJ 07938. Any such communication must state, in a conspicuous manner, that it is intended for distribution to the entire Board. Under the procedures established by the Lisata Board, upon our Assistant Corporate Secretary’s receipt of such a communication, a copy of such communication will be sent to each member of the Lisata Board, identifying it as a communication received from a stockholder. Absent unusual circumstances, at the next regularly scheduled meeting of the Lisata Board held more than two days after such communication has been distributed, the Lisata Board will consider the substance of any such communication.
Board and Committee Meeting Attendance
During the year ended December 31, 2025, the Lisata Board held ten meetings, the Audit Committee held five meetings, the Compensation Committee held six meetings, the Nominating and Governance Committee held four meetings and the Science and Technology Committee held four meetings. The Lisata Board took additional actions by written consent. Each director attended (or participated by telephone) in 100% of the total number of meetings of the Lisata Board and committees on which he or she served, with the exception of one Audit Committee meeting, one Nominating and Governance Committee meeting and two Board meetings for which one member was absent.

Director Attendance at Annual Stockholder Meetings
We do not have a formal policy regarding attendance by directors at our annual meetings of stockholders but invite and encourage all directors to attend. We make every effort to schedule our annual meeting of stockholders at a time and date to permit attendance by directors, taking into account the directors’ schedules and the timing requirements of applicable law. We have converted to a virtual meeting format for our annual meeting, which we have found it to be beneficial in that it allows more stockholders the possibility of participating and, thus, allowing us to reach a greater number of our stockholders. All then-current Board members attended the Company's virtual annual meeting in 2025.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires Lisata's directors, certain officers of Lisata, and persons who beneficially own more than 10% of a registered class of Lisata's equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. These persons are required by the SEC to furnish Lisata with copies of all Section 16(a) reports that they file.
Based solely on a review of Forms 3 and 4 and amendments thereto furnished to Lisata during 2025, filed by our officers, directors, and any person whom we understand to own more than 10% of our common stock, all Section 16(a) filings were timely filed to our knowledge.
Code of Ethics
We have adopted a code of ethics that applies to our directors, officers and employees, except to our President and Chief Executive Officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions, who are subject to a separate code of ethics. Both codes of ethics are available on our website, www.lisata.com.

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth the total compensation paid or accrued during the last two fiscal years with respect to (i) our President and Chief Executive Officer, (ii) our two other most highly compensated executive officers, who each earned more than $100,000 during the fiscal year ended December 31, 2025, and were serving as executive officers as of such date (our “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)		Option Awards (1)	All Other Compensation		Total Compensation
David J. Mazzo, President and Chief Executive Officer	2025	$711,729	$—	$307,800		$104,080	$23,750	(2)	$1,147,359
	2024	$702,969	$387,876	$468,160	(3)	$101,920	$30,250	(4)	$1,691,174
Kristen K. Buck, M.D., Executive Vice President R&D and Chief Medical Officer	2025	$599,342	$—	$95,000		$33,826	$8,250	(5)	$736,418
	2024	$597,421	$299,671	$129,360	(6)	$30,359	$8,250	(7)	$1,065,061
James Nisco, Senior Vice President, Finance and Treasury and Chief Accounting Officer	2025	$350,000	$—	$57,000		$18,214	$8,250	(8)	$433,464
	2024	$341,938	$122,500	$34,804	(9)	$8,674	$8,250	(10)	$516,166

_________________________________
(1)Amounts shown under “Stock Awards” and “Option Awards” represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, in accordance with SEC rules. See Note 9 to the Notes to the Consolidated Financial Statements in our 2025 Form 10-K, for a discussion of assumptions made in such valuations. All stock awards, option awards and other shares discussed in this table were issued under the 2018 Plan, with a per share price generally equal to the fair market value of a share of our common stock on the date of grant.
(2)Consisted of (i) a car allowance of $5,500, (ii) $8,250 of Company 401(k) match, and (iii) a life and disability insurance allowance of $10,000.
(3)Includes the grant of 58,000 performance stock units with a grant date fair value of $178,640, which is also the maximum potential value at the time of the grant. The performance criteria for the performance stock units were met in 2024.
(4)Consisted of (i) a car allowance of $12,000, (ii) $8,250 of Company 401(k) match, and (iii) a life and disability insurance allowance of $10,000.
(5)Consisted of $8,250 Company 401(k) match.
(6)Includes the grant of 15,000 performance stock units with a grant date fair value of $46,200, which is also the maximum potential value at the time of the grant. The performance criteria for the performance stock units were met in 2024.
(7)Consisted of $8,250 Company 401(k) match.
(8)Consisted of $8,250 Company 401(k) match.
(9)Includes the grant of 3,300 performance stock units with a grant date fair value of $10,164, which is also the maximum potential value at the time of the grant. The performance criteria for the performance stock units were met in 2024.
(10)Consisted of $8,250 Company 401(k) match.

LISATA EMPLOYMENT AGREEMENTS AND EQUITY GRANTS
Employment Agreements and Other Arrangements with Executive Officers
This section contains a description of the employment agreements and certain other arrangements that Lisata has or had during the years ended December 31, 2025 and December 31, 2024, with the Named Executive Officers listed in the Summary Compensation Table. All descriptions are qualified in their entirety by reference to such agreements. The descriptions to follow provide further information about the compensation that is shown in the Summary Compensation Table for the respective officers. They also provide information about payments that could be received by these officers under certain circumstances at such time as their employment with Lisata ends, for example, certain severance arrangements.

David J. Mazzo, Ph.D. - President and Chief Executive Officer
In connection with his appointment as the Company's President and Chief Executive Officer, Dr. Mazzo and the Company entered into an Amended and Restated Employment Agreement dated and effective as of March 19, 2021, (the “Mazzo Agreement”). Under the terms of the Mazzo Agreement, Dr. Mazzo will continue to perform his duties as the Company’s President and Chief Executive Officer at an annual base salary of $705,229, subject to review and increase by the Board and/or Compensation Committee. Dr. Mazzo received an annual base salary of $711,729 in 2025 and $702,969 in 2024. He is also eligible for an annual bonus (short-term incentive) with a target of 55% of his then-current base salary and a maximum of 100% of his then-current base salary, as determined by the Compensation Committee based on his performance for the respective year. Dr. Mazzo received an annual bonus of $387,876 in 2024. He did not receive a bonus in 2025. Subject to earlier termination in accordance with the terms of the Mazzo Agreement, the term of Dr. Mazzo’s employment is one year, which is automatically extended for successive one-year periods unless the Company provides Dr. Mazzo with written notice of termination at least 90 days' prior to the end of the then-current term. The Agreement also provides Dr. Mazzo with the option to terminate his employment with the Company if: (i) the Company materially breaches its obligations under the Mazzo Agreement, (ii) the Company materially reduces Dr. Mazzo’s position, duties, responsibilities or authority or repeatedly assigns Dr. Mazzo duties that are materially inconsistent with those set forth in the Mazzo Agreement, in either case without Dr. Mazzo’s consent, (iii) the Company relocates Dr. Mazzo’s principal place of employment, without Dr. Mazzo’s consent, in a manner than lengthens his one-way commute distance by fifty (50) miles or more, and/or (iv) Dr. Mazzo provides the Company with thirty (30) days’ prior written notice.
The Mazzo Agreement provides Dr. Mazzo with certain benefits, including but not limited to: (i) twenty-nine (29) days paid time off, (ii) up to $10,000 annually for supplemental term life insurance coverage and supplemental long-term disability coverage, and (iii) a non-accountable annual expense allowance of $12,000.
Pursuant to the Mazzo Agreement, Dr. Mazzo is entitled to receive certain payments following his termination. If Dr. Mazzo resigns for Good Reason (as defined below) or is terminated by the Company without Cause (as defined below), then he will be entitled to receive (i) a lump sum payment equal to the sum of any earned but unpaid base salary, any earned and vested but unpaid bonus amounts, any accrued and unused paid time off, any unreimbursed business expenses or other amounts due, and any other payments or benefits to which Dr. Mazzo may then be entitled under the terms of any compensation arrangement with the Company (the “Mazzo Accrued Payments”); (ii) severance payments (the “Mazzo Salary Payments”) equal to Dr. Mazzo’s then-current base salary for a period of 15 months following termination (the “Mazzo Severance Period”); (iii) COBRA assistance for the duration of the Mazzo Severance Period, not including the portion of the monthly premium which Dr. Mazzo would otherwise have paid if he had not resigned or been terminated (the “Mazzo COBRA Payments”) and (iv) a bonus payment equal to 125% of 55% of Dr. Mazzo’s then-effective base salary, paid in equal installments for the duration of the Mazzo Severance Period (the “Mazzo Bonus Payment,” and together with the Mazzo Accrued Payments, the Mazzo Severance Payments and the Mazzo COBRA Payments, the “Mazzo Severance Payments”). Payment of the Mazzo Salary Payments, the Mazzo COBRA Payments and the Mazzo Bonus Payment will be made subject to execution of a release of claims by Dr. Mazzo. Additionally, if Dr. Mazzo resigns for Good Reason or is terminated without Cause and executes a release of claims, 25% of his outstanding unvested equity awards shall immediately fully vest and be exercisable for one year following termination or the remaining term of such awards, whichever period is shorter. Finally, if Dr. Mazzo resigns for Good Reason or is terminated without Cause during any period commencing on the effective date of a Change in Control (as defined below) and ending on the second anniversary of such effective date (a “Mazzo Change of Control Period”), subject to his execution of a release of claims, Dr. Mazzo will be entitled to receive the Mazzo Severance Payments with the following adjustments: (i) the Mazzo Severance Period will be extended from 15 months to 18 months, (ii) the Mazzo COBRA Payments shall be increased to cover the entire monthly premium for such coverage and (iii) the Mazzo Bonus Payment will equal 150% of Dr. Mazzo’s then-current target bonus. Further, if Dr. Mazzo resigns for Good Reason or is terminated without Cause during a Change of Mazzo Control Period, 100% of his outstanding unvested equity awards shall immediately fully vest and be exercisable for one year following termination or the remaining term of such awards, whichever period is shorter. If Dr. Mazzo resigns without Good Reason or is terminated for Cause, then he shall be entitled only to the Mazzo Accrued Payments. If Dr. Mazzo is terminated upon his death or disability, then he (or his estate, as applicable) shall be entitled to receive the Mazzo Accrued Payments and, subject to a release of claims, the Mazzo COBRA Payments.

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
On January 9, 2024, pursuant to the Mazzo Agreement, Dr. Mazzo was granted an option to purchase 47,000 shares of common stock at an exercise price of $3.08 per share and (ii) 94,000 restricted stock awards granted under the Issuer's 2018 Equity Incentive Compensation Plan. In addition, on January 9, 2024, Dr. Mazzo was granted 58,000 performance-based stock units.
On January 9, 2025, pursuant to the Mazzo Agreement, Dr. Mazzo was granted an option to purchase 40,000 shares of common stock at an exercise price of $3.80 per share and (ii) 81,000 restricted stock awards granted under the Issuer's 2018 Equity Incentive Compensation Plan.
Kristen K. Buck, M.D. - Executive Vice President R&D and Chief Medical Officer
In connection with her appointment as Executive Vice President, R&D and Chief Medical Officer, Dr. Buck and the Company entered into an Employment Agreement dated and effective as of July 26, 2021 (the “Buck Agreement”), setting forth the terms and conditions of Dr. Buck’s employment with the Company. Under the terms of the Buck Agreement, Dr. Buck is entitled to receive an annual base salary of $599,342, which is subject to adjustment based on the discretion of the Compensation Committee of the Lisata Board of Directors. Dr. Buck received an annual base salary of $599,342 in 2025 and $597,421 in 2024. The Buck Agreement had an initial term expiring on September 1, 2024, which has been and shall continue to be automatically extended for additional one-year periods unless Dr. Buck is provided written notice by the Company no later than ninety (90) days prior to the expiration of the initial term. In connection with her hire, Dr. Buck was granted options to purchase $1,000,000 of common stock and restricted stock awards with a value of $400,000, both of which vested in three equal annual installments starting on September 1, 2021, in addition to an annual bonus (short-term incentive) with a target of 50% of her then-current base salary as determined by the Compensation Committee based on her performance for the respective year. Dr. Buck received an annual bonus of $299,671 in 2024. She did not receive a bonus in 2025.
On January 9, 2024, pursuant to the Buck Agreement, Dr. Buck was granted an option to purchase 14,000 shares of common stock at an exercise price of $3.08 per share and (ii) 27,000 restricted stock awards granted under the Issuer's 2018 Equity Incentive Compensation Plan. In addition, on January 9, 2024, Dr. Buck was granted 15,000 performance-based stock units.
On January 9, 2025, pursuant to the Buck Agreement, Dr. Buck was granted an option to purchase 13,000 shares of common stock at an exercise price of $3.80 per share and (ii) 25,000 restricted stock awards granted under the Issuer's 2018 Equity Incentive Compensation Plan.

The Buck Agreement provides Dr. Buck with certain benefits, including but not limited to twenty-nine (29) days paid time off.
Pursuant to the Buck Agreement, Dr. Buck is entitled to receive certain payments following her termination. If Dr. Buck resigns for Good Reason (as defined below) or is terminated by the Company without Cause (as defined below), then she will be entitled to receive (i) a lump sum payment equal to the sum of any earned but unpaid base salary, any earned and vested but unpaid bonus amounts, any accrued and unused paid time off, any unreimbursed business expenses or other amounts due, and any other payments or benefits to which Dr. Buck may then be entitled under the terms of any compensation arrangement with the Company (the “Buck Accrued Payments”); (ii) severance payments (the “Buck Salary Payments”) equal to Dr. Buck’s then-current base salary for a period of 12 months following termination (the “Buck Severance Period”); (iii) COBRA assistance for the duration of the Buck Severance Period, not including the portion of the monthly premium which Dr. Buck would otherwise have paid if she had not resigned or been terminated (the “Buck COBRA Payments”) and (iv) a bonus payment equal to 50% of Dr. Buck’s then-effective base salary, paid in equal installments for the duration of the Buck Severance Period (the “Buck Bonus Payment,” and together with the Buck Accrued Payments, the Buck Severance Payments and the Buck COBRA Payments, the “Buck Severance Payments”). Payment of the Buck Salary Payments, the Buck COBRA Payments and the Buck Bonus Payment will be made subject to execution of a release of claims by Dr. Buck. Additionally, if Dr. Buck resigns for Good Reason or is terminated without Cause and executes a release of claims, the exercise period of her vested option awards shall be extended to one year following termination or the remaining term of such awards, whichever period is shorter. Finally, if Dr. Buck resigns for Good Reason or is terminated without Cause during any period commencing on the effective date of a Change in Control (as defined below) and ending on the first anniversary of such effective date (a “Buck Change of Control Period”), subject to her execution of a release of claims, Dr. Buck will be entitled to receive the Buck Severance Payments with the following adjustments: (i) the Buck Severance Period will be extended from 12 months to 15 months, (ii) the Buck COBRA Payments shall be increased to cover the entire monthly premium for such coverage and (iii) the Buck Bonus Payment will equal 125% of 50% of Dr. Buck’s then-current base salary. Further, if Dr. Buck resigns for Good Reason or is terminated without Cause during a Buck Change of Control Period, 100% of her outstanding unvested equity awards shall immediately fully vest and be exercisable for one year following termination or the remaining term of such awards, whichever period is shorter.
If Dr. Buck resigns without Good Reason or is terminated for Cause, then she shall be entitled only to the Buck Accrued Payments. If Dr. Buck is terminated upon her death or disability, then she (or her estate, as applicable) shall be entitled to receive the Buck Accrued Payments and, subject to a release of claims, the Buck COBRA Payments.
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

James Nisco - Senior Vice President Finance and Treasury and Chief Accounting Officer
Mr. Nisco is entitled to receive an annual base salary of $350,000, which is subject to adjustment based on the discretion of the Compensation Committee of the Lisata Board of Directors. Mr. Nisco received an annual base salary of $350,000 in 2025 and $341,938 in 2024. In connection with his appointment to the position of Senior Vice President Finance and Treasury and Chief Accounting Officer, Mr. Nisco was granted an annual bonus (short-term incentive) with a target of 35% of his then-current base salary as determined by the Compensation Committee based on his performance for the respective year. Mr. Nisco is also entitled to receive stock awards annually. Mr. Nisco received an annual bonus of $122,500 in 2024. He did not receive a bonus in 2025.
On January 9, 2024, Mr. Nisco was granted an option to purchase 4,000 shares of common stock at an exercise price of $3.08 per share and (ii) 8,000 restricted stock awards granted under the Issuer's 2018 Equity Incentive Compensation Plan. In addition, on January 9, 2024, Mr. Nisco was granted 3,300 performance-based stock units.
On January 9, 2025, Mr. Nisco was granted an option to purchase 7,000 shares of common stock at an exercise price of $3.80 per share and (ii) 15,000 restricted stock awards granted under the Issuer's 2018 Equity Incentive Compensation Plan.
Mr. Nisco and the Company entered into a letter agreement dated and effective as of September 12, 2016, and further revised on March 25, 2022 (the “Nisco Severance Agreement”). Pursuant to the Nisco Severance Agreement, Mr. Nisco is entitled to receive certain payments following his termination. If Mr. Nisco terminates his employment for Good Reason (as defined below) during the period commencing on the effective date of a Nisco Change in Control (as defined below) and ending on the second anniversary of the effective date of a Nisco Change in Control, or the Company terminates Mr. Nisco’s employment without Cause (as defined below) (other than by reason of his death or disability), the Company will (a) continue to pay Mr. Nisco’s current base salary of $350,000 (the “Nisco Salary Payment”) for 12 months following the date the termination becomes effective (the "Nisco Severance Period"), commencing on the next payroll period following the date the termination becomes effective and (b) pay Mr. Nisco a lump-sum equal to 100% of Mr. Nisco’s then annual target bonus on the next payroll period following the date the termination becomes effective (the “Nisco Cash Severance”) and (c) pay monthly the monthly premium amount for continued COBRA coverage. If the Company may not pay Mr. Nisco’s COBRA premiums without incurring tax penalties or violating any requirement of law, the Company shall use its commercially reasonable best efforts to provide Mr. Nisco with substantially similar assistance in an alternative manner (the “Nisco COBRA Payments”), provided that the cost of doing so does not exceed the cost that the Company would have incurred had the Company been able to pay the COBRA premiums on Mr. Nisco’s behalf. In addition to the Nisco Salary Payment, Nisco Cash Severance and the Nisco COBRA Payments, the Company shall (i) fully vest as of the date the termination becomes effective, all outstanding unvested equity awards, including options granted to Mr. Nisco; and (ii) extend the exercise date of the options to the earlier of the one-year anniversary of the date the termination becomes effective and the original expiration date of the options.
Additionally, Mr. Nisco and the Company entered into a non-change in control severance pay agreement (the “Nisco Separation Pay Agreement”), effective January 1, 2025. Pursuant to the Nisco Separation Pay Agreement, Mr. Nisco is entitled to receive the following payments, in exchange for his release of claims: (a) the Company will continue to pay Mr. Nisco’s current base salary of $350,000 for 12 months following the date the termination becomes effective, commencing on the next payroll period following the date the termination becomes effective, (b) the Company will pay a lump-sum equal to 100% of Mr. Nisco’s then annual target bonus on the next payroll period following the date of his termination, (c) the Company will pay Mr. Nisco’s accrued wages through the date of termination, including any accrued but untaken paid time off, (d) the Company will reimburse medical, dental and vision coverage through COBRA for a 12-month period following the date of termination, either via lump-sum payment or monthly, as mutually agreed and (e) the Company will extend the exercise date of any fully vested options to the earlier of the one-year anniversary of the date the termination becomes effective and the remaining term of the option award.
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
Employment Agreements – Common Definitions
The following definitions apply to each of the Mazzo Agreement and the Buck Agreement:
“Cause” means that, as determined by the Board, the executive has (A) committed gross negligence in connection with the executive’s duties as set forth in the applicable employment agreement or otherwise with respect to the business and affairs of the Company, its subsidiaries and/or its other affiliates; (B) committed fraud in connection with his or duties as set forth in the applicable employment agreement or otherwise with respect to the business and affairs of the Company, its subsidiaries and/or its other affiliates; (C) engaged in personal dishonesty, willful misconduct, willful violation of any law, or breach of fiduciary duty, in each instance, with respect to the business and affairs of the Company, its subsidiaries and/or its other affiliates; (D) been indicted for or has been found by a court of competent jurisdiction to have committed or plead guilty to (I) a felony (or state law equivalent) or (2) any other serious crime involving moral turpitude or that has (or is reasonably likely to have) a material adverse effect either on (x) the executive’s ability to perform his or her duties under the applicable employment agreement or (y) the reputation and goodwill of the Company, regardless of whether or not such other crime is related or unrelated to the business of the Company, its subsidiaries or other affiliates; (E) shown chronic use of alcohol, drugs or other similar substances that materially affects the executive’s work performance; (F) breached his or her obligations under (1) the applicable employment agreement, (2) the Confidentiality and Inventions Assignment Agreement attached to the applicable employment agreement, or (3) any other agreement executed by the executive for the benefit of the Company, its subsidiaries and/or other affiliates, provided, that, if such breach described in this clause (F) is susceptible to cure (as determined in the reasonable discretion of the Board), the executive shall have thirty (30) days after notice from the Board to cure such breach; or (G) failed to materially perform the executive’s duties or to follow the lawful directives of the Board; provided, that, if such failure described in this clause (G) is susceptible to cure (as determined in the reasonable discretion of the Board), the executive shall have thirty (30) days after notice from the Board to cure such failure; or (H) materially violated the Company’s written code of conduct or other written or established policies and/or procedures in place from time to time; provided, that, if such violation described in this clause (H) is susceptible to cure (as determined in the reasonable discretion of the Board), the executive shall have thirty (30) days after notice from the Board to cure such violation.
“Good Reason” means the occurrence of any of the following events: (A) material breach by the Company of its obligations under the applicable employment agreement; (B) the executive’s position, duties, responsibilities, or authority have been materially reduced or the executive has repeatedly been assigned duties that are materially inconsistent with his duties set forth herein, in each case, without the executive’s consent or (C) the relocation of the executive’s principal place of employment, without the executive’s consent, in a manner that lengthens his one-way commute distance by 50 or more miles. Notwithstanding the foregoing, however, “Good Reason” shall not be deemed to exist unless (1) the executive shall have given written notice to the Company specifying in reasonable detail the Company’s acts or omissions that the executive alleges constitute “Good Reason” within 60 days after the first occurrence of such circumstances and the Company shall have failed to cure any such act or omission within 60 days of receipt of such written notice, and (2) the executive actually terminates employment within 180 days following the initial occurrence of any of the foregoing conditions that he or she considers to be “Good Reason.”
“Change in Control” means a transaction or a series of related transactions in which the assets of the Company are transferred to any “person” or “group” (as such terms are defined in Section l 3(d)(3) and 14(d)(2) of the Exchange Act); (x) any person or group becomes the “beneficial owner” (as defined in Rules 13d-3 and 13d-5 under the Exchange Act), directly or indirectly, of the Company’s outstanding equity representing more than 30% of the total voting power of the Company’s then-outstanding equity; (y) the Company undergoes a merger, reorganization or other consolidation in which the holders of the outstanding equity of the Company immediately prior to such merger, reorganization or consolidation own less than 50% of the surviving entity’s voting power immediately after the transaction; or (z) the date a majority of the members of the incumbent Board is replaced during any twelve month period by members whose appointment or election is not endorsed by a majority to the incumbent Board before the date of the appointment or election, provided further that the Change in Control meets all of the requirements of a “change in the ownership of a corporation” within the meaning of Treasury Regulation §1.409A-3(i)(5)(vi), a “change in the effective ownership of a corporation” within the meaning of Treasury Regulation §1.409A-3(i)(5)(vi), or “a change in the ownership of a substantial portion of the corporation’s assets” within in the meaning of Treasury Regulation §1.409A-3(i)(5)(vii). For purposes of (z), the incumbent directors of the Board includes the members of the Board as of the date of the applicable employment agreement and any additional or replacement director appointed or elected whose election or appointment is endorsed or approved by a majority of the incumbent Board.
The following definitions apply to the Nisco Severance Agreement except as described above regarding the Nisco Amendment:
“Cause” means that, as determined by the Company's Board of Directors, the executive has: (i) committed gross negligence in connection with the executive’s duties or otherwise with respect to the business and affairs of the Company, its subsidiaries and/or its other affiliates; (ii) committed fraud in connection with the executive’s duties or otherwise with respect to the business and affairs of the Company, its subsidiaries and/or its other affiliates; (iii) engaged in personal dishonesty, willful misconduct, willful violation of any law, or breach of fiduciary duty, in each instance, with respect to the business and affairs of the Company, its subsidiaries and/or its other affiliates; (iv) been indicted for, or has been found by a court of competent jurisdiction to have committed or pled guilty to, (A) a felony (or state law equivalent) or (B) any other serious crime involving moral turpitude or that has (or is reasonably likely to have) a material adverse effect either on (x) the executive’s ability to perform the executive’s duties for the Company or (y) the reputation and goodwill of the Company, regardless of whether or not such other crime is related or unrelated to the business of the Company, its subsidiaries or other affiliates; (v) shown chronic use of alcohol, drugs or other similar substances that materially affects the executive’s work performance; (vi) breached the executive’s obligations under any written agreement between the executive and the Company related to confidentiality, non-competition, non-solicitation or the assignment of intellectual property; (vii) failed to materially perform the executive’s duties or to follow the lawful directives of the Board of Directors: provided, that if such failure described in this clause (vii) is susceptible to cure (as determined in the reasonable discretion of the Board of Directors), the executive shall have thirty (30) days after notice from the Board of Directors to cure such failure; or (viii) materially violated the Company's written code of conduct or other written or established policies and/or procedures in place from time to time; provided, that if such violation described in this clause (viii)) is susceptible to cure (as determined in the reasonable discretion of the Board of Directors), the executive shall have thirty (30) days after notice from the Board of Directors to cure such violation. Any notice to the executive under this clause shall be in writing and shall specify in reasonable detail the executive’s acts or omissions that the Company alleges constitute “Cause.”
“Change in Control" means a transaction or a series of related transactions in which: (i) all or substantially all of the assets of the Company are transferred to any "person" or "group" (as such terms are defined in Section 13(d)(3) and 14(d)(2) of the Exchange Act); (ii) any person or group becomes the "beneficial owner" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act), directly or indirectly, of the Company's outstanding equity representing more than 30% of the total voting power of the Company's then-outstanding equity; (iii) the Company undergoes a merger, reorganization or other consolidation in which the holders of the outstanding equity of the Company immediately prior to such merger, reorganization or consolidation own less than 50% of the surviving entity's voting power immediately after the transaction; or (iv) the date a majority of the members of the Company's incumbent Board of Directors is replaced during any twelve month period by members whose appointment or election is not endorsed by a majority to the Company's incumbent Board of Directors before the date of the appointment or election, provided further that the Change in Control meets all of the requirements of a "change in the ownership of a corporation" within the meaning of Treasury Regulation §1.409A-3(i)(S)(v), a "change in the effective ownership of a corporation" within the meaning of Treasury Regulation §1.409A-3(i)(5)(vi), or "a change in the ownership of a substantial portion of the corporation's assets" within in the meaning of Treasury Regulation §l.409A-3(i)(S)(vii). For purposes of (z), the incumbent Directors of the Board of Directors includes the members of the Board of Directors as of the date of this Agreement and any additional or replacement Director appointed or elected who is endorsed by a majority of the Company's incumbent Board of Directors.”
“Good Reason” means (i) a material reduction in the executive’s base salary; (ii) the executive’s position, duties, responsibilities, or authority have been materially reduced or the executive has been repeatedly assigned duties that are materially inconsistent with the executive’s duties, in each case, without the executive’s consent; or (iii) the requirement that the executive relocate the executive’s primary place of employment more than 50 miles from the executive’s current place of employment (unless such location is closer to the executive’s primary residence). "Good Reason" shall not be deemed to exist, however, unless (x) the executive shall have given written notice to the Company specifying in reasonable detail the Company's acts or omissions that the executive alleges constitute "Good Reason" within sixty (60) days after the first occurrence of such circumstances and the Company shall have failed to cure any such act or omission within sixty (60) days of receipt of such written notice, and (y) the executive actually terminates the executive’s employment within one hundred eighty (180) days following the initial occurrence of the condition the executive considers to be "Good Reason." If the executive fails to provide this notice and cure period prior to the executive’s resignation or resign more than one hundred eighty (180) days after the initial existence of the condition, the executive’s resignation will not be deemed to be for “Good Reason.”
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
Acceleration of Vesting Under Equity Compensation Plans
Generally, in the event of a Change in Control of Lisata (as defined in the 2009 Plan, the 2015 Plan and the 2018 Plan) and either (i) the failure of Lisata's successor to assume a participant's awards or (ii) such assumption of awards is followed by the participant's termination without cause on or within the one-year period following the Change in Control, (a) all outstanding options and stock appreciation rights of each participant granted prior to the change in control shall be fully vested and immediately exercisable in their entirety, and (b) all unvested stock awards, restricted stock units, restricted stock, performance-based awards, and other awards shall become fully vested, including without limitation, the following: (i) the restrictions to which any shares of restricted stock granted prior to the change in control are subject shall lapse as if the applicable restriction period had ended upon such change in control, and (ii) the conditions required for vesting of any unvested performance-based awards shall be deemed to be satisfied upon such change in control.

Termination or Change in Control Payments
The following table sets forth aggregate estimated payment obligations to each of the Named Executive Officers assuming a termination occurred on December 31, 2025 under the circumstances specified below:

		Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination
Name	Benefit	($)	($)	($)
David J. Mazzo	Severance	1,389,631	1,667,557	—
	Health Benefits	53,320	63,984	—
	Equity Award Acceleration	—	228,315	—
	Total	1,442,951	1,959,856	—
Kristen Buck	Severance	899,013	1,123,766	—
	Health Benefits	20,792	25,990	—
	Equity Award Acceleration	—	68,355	—
	Total	919,805	1,218,111	—
James Nisco	Severance	472,500	472,500	—
	Health Benefits	54,550	54,550	—
	Equity Award Acceleration	—	30,921	—
	Total	527,050	557,970	—

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth information on equity awards outstanding at December 31, 2025 for each of the Named Executive Officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price**	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested $(***)
David J. Mazzo	2,333	(1)	—		$94.50	1/25/2026
	3,394	(2)	—		$71.55	9/29/2026
	3,333	(3)	—		$53.10	1/9/2027
	3,333	(4)	—		$56.85	1/8/2028
	4,733	(5)	—		$74.25	1/14/2029
	4,600	(6)	—		$49.20	1/13/2030
	4,000	(7)	—		$23.85	1/11/2031
	13,333	(8)	—		$13.76	1/10/2032
	22,500	(9)	7,500	(9)	$3.00	1/9/2033
	23,500	(10)	23,500	(10)	$3.08	1/9/2034
	10,000	(11)	30,000	(11)	$3.80	1/9/2035
							15,000	(12)	$27,900	(12)
							47,000	(13)	$87,420	(13)
							60,750	(14)	$112,995	(14)
Kristen Buck	75,861	(15)	—		$19.20	9/1/2031
	2,166	(16)	—		$13.76	1/10/2032
	6,750	(17)	2,250	(17)	$3.00	1/9/2033
	7,000	(18)	7,000	(18)	$3.08	1/9/2034
	3,250	(19)	9,750	(19)	$3.80	1/9/2035
							4,500	(20)	$8,370	(20)
							13,500	(21)	$25,110	(21)
							18,750	(22)	$34,875	(22)
James Nisco	33	(23)	—		$94.50	1/25/2026
	398	(24)	—		$71.55	9/29/2026
	39	(25)	—		$53.10	1/9/2027
	140	(26)	—		$56.85	1/8/2028
	168	(27)	—		$74.25	1/14/2029
	201	(28)	—		$49.20	1/13/2030
	466	(29)	—		$23.85	1/11/2031
	1,466	(30)	—		$13.76	1/10/2032
	2,250	(31)	750	(31)	$3.00	1/9/2033
	2,000	(32)	2,000	(32)	$3.08	1/9/2034
	1,750	(33)	5,250	(33)	$3.80	1/9/2035
							1,374	(34)	$2,556	(34)
							4,000	(35)	$7,440	(35)
							11,250	(36)	$20,925	(36)
**    All option awards were made under and are governed by the terms of the Company’s 2009 Plan, the 2015 Plan or the 2018 Plan.
***    Calculated by multiplying the closing market price of Lisata's common stock on December 31, 2025 by the number of shares of restricted stock held by the applicable Named Executive Officer.
(1)Consists of options granted to Dr. Mazzo by the Compensation Committee on January 25, 2016.
(2)Consists of options granted to Dr. Mazzo by the Compensation Committee on September 29, 2016.
(3)Consists of options granted to Dr. Mazzo by the Compensation Committee on January 9, 2017.

(4)Consists of options granted to Dr. Mazzo by the Compensation Committee on January 8, 2018.
(5)Consists of options granted to Dr. Mazzo by the Compensation Committee on January 14, 2019.
(6)Consists of options granted to Dr. Mazzo by the Compensation Committee on January 13, 2020, vesting in four equal annual installments beginning on the grant date.
(7)Consists of options granted to Dr. Mazzo by the Compensation Committee on January 11, 2021, vesting in four equal annual installments beginning on the grant date.
(8)Consists of options granted to Dr. Mazzo by the Compensation Committee on January 10, 2022, vesting in four equal annual installments beginning on the grant date.
(9)Consists of options granted to Dr. Mazzo by the Compensation Committee on January 9, 2023, vesting in four equal annual installments beginning on the grant date.
(10)Consists of options granted to Dr. Mazzo by the Compensation Committee on January 9, 2024, vesting in four equal annual installments beginning on the grant date.
(11)Consists of options granted to Dr. Mazzo by the Compensation Committee on January 9, 2025, vesting in four equal annual installments beginning on the grant date.
(12)Consists of restricted stock granted to Dr. Mazzo by the Compensation Committee on January 9, 2023, vesting in four equal annual installments beginning on the grant date.
(13)Consists of restricted stock granted to Dr. Mazzo by the Compensation Committee on January 9, 2024, vesting in four equal annual installments beginning on the grant date.
(14)Consists of restricted stock granted to Dr. Mazzo by the Compensation Committee on January 9, 2025, vesting in four equal annual installments beginning on the grant date.
(15)Consists of options granted to Dr. Buck by the Compensation Committee on July 27, 2021, vesting in three equal annual installments beginning on the grant date.
(16)Consists of options granted to Dr. Buck by the Compensation Committee on January 10, 2022, vesting in four equal annual installments beginning on the grant date.
(17)Consists of options granted to Dr. Buck by the Compensation Committee on January 9, 2023, vesting in four equal annual installments beginning on the grant date.
(18)Consists of options granted to Dr. Buck by the Compensation Committee on January 9, 2024, vesting in four equal annual installments beginning on the grant date.
(19)Consists of options granted to Dr. Buck by the Compensation Committee on January 9, 2025, vesting in four equal annual installments beginning on the grant date.
(20)Consists of restricted stock granted to Dr. Buck by the Compensation Committee on January 9, 2023, vesting in four equal annual installments beginning on the grant date.
(21)Consists of restricted stock granted to Dr. Buck by the Compensation Committee on January 9, 2024, vesting in four equal annual installments beginning on the grant date.
(22)Consists of restricted stock granted to Dr. Buck by the Compensation Committee on January 9, 2025, vesting in four equal annual installments beginning on the grant date.
(23)Consists of options granted to Mr. Nisco by the Compensation Committee on January 25, 2016.
(24)Consists of options granted to Mr. Nisco by the Compensation Committee on September 29, 2016.
(25)Consists of options granted to Mr. Nisco by the Compensation Committee on January 9, 2017.
(26)Consists of options granted to Mr. Nisco by the Compensation Committee on January 8, 2018.
(27)Consists of options granted to Mr. Nisco by the Compensation Committee on January 14, 2019.
(28)Consists of options granted to Mr. Nisco by the Compensation Committee on January 13, 2020, vesting in four equal annual installments beginning on the grant date.

(29)Consists of options granted to Mr. Nisco by the Compensation Committee on January 11, 2021, vesting in four equal annual installments beginning on the grant date.
(30)Consists of options granted to Mr. Nisco by the Compensation Committee on January 10, 2022, vesting in four equal annual installments beginning on the grant date.
(31)Consists of options granted to Mr. Nisco by the Compensation Committee on January 9, 2023, vesting in four equal annual installments beginning on the grant date.
(32)Consists of options granted to Mr. Nisco by the Compensation Committee on January 9, 2024, vesting in four equal annual installments beginning on the grant date.
(33)Consists of options granted to Mr. Nisco by the Compensation Committee on January 9, 2025, vesting in four equal annual installments beginning on the grant date.
(34)Consists of restricted stock granted to Mr. Nisco by the Compensation Committee on January 9, 2023, vesting in four equal annual installments beginning on the grant date.
(35)Consists of restricted stock granted to Mr. Nisco by the Compensation Committee on January 9, 2024, vesting in four equal annual installments beginning on the grant date.
(36)Consists of restricted stock granted to Mr. Nisco by the Compensation Committee on January 9, 2025, vesting in four equal annual installments beginning on the grant date.

Pension Benefits
We do not have any qualified or non-qualified defined benefit plans.
Non-qualified Deferred Compensation
We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Ownership Requirements
Each of our officers subject to Section 16 of the Exchange Act (“Section 16 Officers”) are subject to stock ownership guidelines. On June 21, 2023, our Compensation Committee approved the Lisata Stock Ownership Policy (the “LSOP”), which instituted stock ownership guidelines in the interest of promoting and increasing equity ownership by our executives and to further align our executives’ long-term interests with those of our stockholders.
The following table outlines the stock ownership guidelines for our executives pursuant to the LSOP.

Position	Ownership Guidelines
President and Chief Executive Officer	3x base salary
All other Section 16 Officers	1x base salary

Officers subject to the LSOP are expected to comply by June 2028. As of April 28, 2026, all of our Section 16 Officers, including all of our named executive officers, are making appropriate progress toward the ownership guidelines.

LISATA DIRECTOR COMPENSATION
 General Information
Directors who are employees of Lisata or its subsidiaries do not receive additional cash compensation for serving as directors. Lisata's non-employee directors are reimbursed for out-of-pocket travel expenses incurred in their capacity as Lisata directors. Pursuant to the 2018 Plan, all directors (including independent directors) are eligible to receive equity awards.
The following table sets forth information on all compensation to Lisata's directors (other than as reflected in the Summary Compensation Table) for the year ended December 31, 2025.

	Fees Earned
	Or	Stock	Total
Name	Paid in Cash	Awards(1)	Compensation
Gregory B. Brown, M.D. (2)	$94,500	$60,000	$154,500
Steven M. Klosk, J.D. (3)	$60,000	$60,000	$120,000
Cynthia L. Flowers, M.B.A. (4)	$52,500	$60,000	$112,500
Heidi Henson (5)	$64,000	$60,000	$124,000
Mohammad Azab, M.D., M.B.A. (6)	$53,500	$60,000	$113,500
Total	$324,500	$300,000	$624,500

_________________________________
(1)Amounts shown under “Stock Awards” represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, in accordance with SEC rules. See Note 9 to the Notes to the Consolidated Financial Statements in our 2025 Form 10-K for a discussion of assumptions made in such valuations. All stock awards, option awards and other shares discussed in this table were issued under Lisata's 2018 Plan, with a per share price generally equal to the fair market value of a share of our common stock on the date of grant.
(2)On January 9, 2025, Dr. Brown was granted 15,789 restricted stock units, none of which had vested as of December 31, 2025.
(3)On January 9, 2025, Mr. Klosk was granted 15,789 restricted stock units, none of which had vested as of December 31, 2025.
(4)On January 9, 2025, Ms. Flowers was granted 15,789 restricted stock units, none of which had vested as of December 31, 2025.
(5)On January 9, 2025, Ms. Henson was granted 15,789 restricted stock units, none of which had vested as of December 31, 2025.
(6)On January 9, 2025, Dr. Azab was granted 15,789 restricted stock units, none of which had vested as of December 31, 2025.
The Company’s Board of Directors’ Compensation Plan (the “Directors’ Compensation Plan”), which is only applicable to our non-employee directors, provided the following in fiscal year 2025:
•an annual cash retainer for each non-employee director of $40,000;
•an additional annual cash compensation retainer of $35,000 for the non-executive chair;
•an annual cash retainer for serving as chairperson of a committee as follows: Audit ($18,000); Compensation ($12,000); Nominating and Governance ($9,000); Science and Technology ($9,000);
•an annual cash retainer for serving as a member of a committee as follows: Audit ($8,000); Compensation ($6,000); Nominating and Governance ($4,500); and Science and Technology ($4,500);
•new non-employee directors receive an initial grant of restricted stock units with a value of 2x the annual grant with the number of shares to be issued on the grant date calculated based on the grant date fair value with one-third vesting annually on each of the first, second and third anniversaries of the grant date; and

•an annual equity grant on January 9, 2025, a grant of restricted stock units with a value of $60,000, vesting at one year from the grant date.
The effective date for the annual equity grant to non-employee directors in fiscal year 2025 was January 9, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The tables below provide information regarding the beneficial ownership of Lisata's common stock as of April 28, 2026 by: (i) each of Lisata's directors; (ii) Lisata's Named Executive Officers; (iii) all of Lisata's current directors and executive officers as a group; and (iv) each beneficial owner of more than five percent of Lisata's common stock.
Beneficial ownership is determined in accordance with SEC rules and regulations, and generally includes voting power or investment power with respect to securities held. Unless otherwise indicated and subject to applicable community property laws, we believe that each of the Lisata stockholders named in the table below has sole voting and investment power with respect to the shares shown as beneficially owned. Securities that may be beneficially acquired within 60 days after April 28, 2026 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person.
The tables below list the number and percentage of shares beneficially owned based on 9,106,391 shares of Lisata's common stock outstanding as of April 28, 2026. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Lisata Therapeutics, Inc., P.O. Box 173, Liberty Corner, New Jersey 07938.
Directors and Named Executive Officers

Name of Beneficial Owner	Total Shares of Common Stock Beneficially Owned (#)		Percentage
5%+ Stockholders:
Erkki Ruoslahti, M.D., Ph.D	1,267,798	(1)	13.7%

Directors and Named Executive Officers:
David J. Mazzo, Ph.D., President and Chief Executive Officer	443,876	(2)	4.8%
Kristen K. Buck, M.D., Executive Vice President of Research & Development and Chief Medical Officer	200,739	(3)	2.2%
James Nisco, Senior Vice President, Finance and Treasury and Chief Accounting Officer	46,439	(4)	*
Tariq Imam, Senior Vice President, Business Development and Operations and General Counsel	49,018	(5)	*
Gregory B. Brown, M.D., Chairman of the Board	65,662	(6)	*
Cynthia L. Flowers, M.B.A., Director	64,990	(7)	*
Steven M. Klosk, J.D., Director	65,625	(8)	*
Heidi Henson, Director	87,297	(9)	*
Mohammad Azab, M.D., M.B.A., Director	74,469	(10)	*
All directors and executive officers as a group (nine individuals)	1,098,115	(11)	11.3%

____________
* Beneficial ownership is less than 1%
(1)Includes options to purchase up to 164,798 shares of our common stock which are exercisable within 60 days of April 28, 2026. Dr. Ruoslahti’s address is 3132 Don Rolando, Escondido CA 92025.
(2)Includes options to purchase up to 131,976 shares of our common stock which are exercisable within 60 days of April 28, 2026.
(3)Includes options to purchase up to 107,277 shares of our common stock which are exercisable within 60 days of April 28, 2026.
(4)Includes options to purchase up to 14,128 shares of our common stock which are exercisable within 60 days of April 28, 2026.
(5)Includes options to purchase up to 12,940 shares of our common stock which are exercisable within 60 days of April 28, 2026.

(6)Includes 64,927 fully vested restricted stock units that may be settled by issuing shares of common stock within 60 days of April 28, 2026 and options to purchase up to 459 shares of our common stock which are exercisable within 60 days of April 28, 2026.
(7)Includes 64,990 fully vested restricted stock units that may be settled by issuing shares of common stock within 60 days of April 28, 2026.
(8)Includes 64,927 fully vested restricted stock units that may be settled by issuing shares of common stock within 60 days of April 28, 2026 and options to purchase up to 266 shares of our common stock which are exercisable within 60 days of April 28, 2026.
(9)Includes 55,269 fully vested restricted stock units that may be settled by issuing shares of common stock within 60 days of April 28, 2026 and options to purchase up to 32,028 shares of our common stock which are exercisable within 60 days of April 28, 2026.
(10)Includes 74,469 fully vested restricted stock units that may be settled by issuing shares of common stock within 60 days of April 28, 2026.
(11)Includes 324,582 fully vested restricted stock units that may be settled by issuing shares of common stock within 60 days of April 28, 2026 and options to purchase up to 299,074 shares of our common stock which are exercisable within 60 days of April 28, 2026.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transaction Policies
The Audit Committee of the Lisata Board is responsible for reviewing and approving or ratifying all related party transactions. Our Board, acting upon the recommendation of its Audit Committee, has adopted a written policy with regard to related party transactions. The policy provides that related party transactions shall be brought to management’s and the Board’s attention. The procedures specify that at meetings of the Audit Committee, the Audit Committee will be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose, and the respective benefits to the Company and the relevant related party. The policy sets forth certain factors that the Audit Committee is to take into consideration in determining whether to approve a related party transaction, which include:
•whether the terms of the transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related party;
•the business reasons for the Company to enter into the transaction;
•whether the transaction would impair the independence of an independent director; and
•whether the transaction would present an improper conflict of interest for any director or executive officer, taking into account the size of the transaction, the overall financial position of the director, executive officer or other related party, the direct or indirect nature of the director’s, executive officer’s or other related party’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Audit Committee deems relevant.
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
During the fiscal year ended December 31, 2025, we did not engage in any related party transactions.

Director Independence
The current Lisata Board members consist of Dr. Brown, Dr. Azab, Ms. Flowers, Ms. Henson, Mr. Klosk and Dr. Mazzo. The Lisata Board has reviewed the materiality of any relationship that each of our directors has with Lisata, either directly or indirectly. Based upon this review, the Lisata Board has determined that Dr. Brown, Dr. Azab, Ms. Flowers, Ms. Henson and Mr. Klosk are each “independent directors” applying the definition of independence under the listing standards of Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP (New York, NY; PCAOB ID Number 248) was engaged to serve as Lisata's’ independent registered public accounting firm in 2025 and 2024 and accordingly, audited Lisata's financial statements for the fiscal years ended December 31, 2025 and 2024. The following table sets forth a summary of the fees billed or expected to be billed to us by Grant Thornton LLP for professional services rendered for the fiscal years ended December 31, 2025 and 2024.

Fee Category	Fiscal 2025 Fees	Fiscal 2024 Fees
Audit Fees(1)	$422,180	$483,000
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total Fees	$422,180	$483,000

_______________
(1)Audit Fees consist of aggregate fees billed or expected to be billed for professional services rendered for the audit of Lisata's annual consolidated financial statements included in Lisata's Annual Reports on Form 10-K and review of the interim consolidated financial statements included in Quarterly Reports on Form 10-Q or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2025 and 2024, respectively.
(2)Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Lisata's consolidated financial statements and are not reported under “Audit Fees.”
(3)Tax Fees consist of aggregate fees billed or expected to be billed for professional services rendered for tax compliance, tax advice and tax planning. These fees related to preparation of Lisata’s federal and state income tax returns and other tax compliance activities.
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

4.1		Description of Capital Stock (filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2019, filed with the SEC on March 5, 2020).

4.2		Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 24, 2020).

4.3		Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 26, 2020).

4.4		Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 10, 2020).

4.5		Form of Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 25, 2021).

10.1	+	Director Compensation Policy, dated April 21, 2021 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023).

10.2	+	2018 Equity Incentive Compensation Plan, effective June 20, 2018, as amended on June 18, 2020, June 16, 2021, September 15, 2022, June 14, 2023 and June 27, 2024 (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2025, filed with the SEC on March 12, 2026).

10.3	+	2015 Equity Incentive Compensation Plan, effective July 15, 2015 (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023).

10.4	+	Amended & Restated 2009 Equity Compensation Plan, effective October 4, 2012 (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023).

10.5	+
2017 Employee Stock Purchase Plan, effective as of March 28, 2017, as amended on June 20, 2018, June 14, 2023 and June 27, 2024 (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2025, filed with the SEC on March 12, 2026).

10.6	+
Form of Indemnification Agreement between the Company and each of its directors and officers (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on September 15, 2022).

10.7	+	Amended and Restated Employment Agreement with David J. Mazzo, dated March 19, 2021 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 19, 2021).
10.8	+	Second Amended and Restated Employment Agreement, by and between the Company and David J. Mazzo, Ph.D., dated as of June 10, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2025)

10.9	+	Amended and Restated Employment Agreement, by and between the Company and Kristen K. Buck, M.D., dated as of June 10, 2025 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2025).

10.10	+	Amended and Restated Separation Benefits Agreement, by and between the Company and James Nisco, dated as of June 10, 2025 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2025).

10.11	+	Amended and Restated Separation Benefits Agreement, by and between the Company and Tariq Imam, dated as of June 10, 2025 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2025).

10.12	+	Cend 2016 Equity Incentive Plan, including all amendments thereto (filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed with the SEC on October 17, 2022).

10.13		At The Market Offering Agreement, dated June 4, 2021, by and between Caladrius Biosciences, Inc. and H.C. Wainwright & Co., LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 4, 2021).

10.14		Exclusive License Agreement, dated December 1, 2015, by and between Cend Therapeutics, Inc. (f/k/a DrugCendR, LLC) and Sanford Burnham Prebys Medical Discovery Institute (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-4, filed with the SEC on June 15, 2022).

10.15		First Amendment to Exclusive License Agreement, dated March 8, 2016, by and between Cend Therapeutics, Inc. (f/k/a DrugCendR, LLC) and Sanford Burnham Prebys Medical Discovery Institute (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-4, filed with the SEC on June 15, 2022).

10.16		Second Amendment to Exclusive License Agreement, dated May 10, 2019, by and between Cend Therapeutics, Inc. (f/k/a DrugCendR, LLC) and Sanford Burnham Prebys Medical Discovery Institute (filed as Exhibit 10.20 to the Company's Registration Statement on Form S-4, filed with the SEC on June 15, 2022).

10.17		Third Amendment to Exclusive License Agreement, dated September 24, 2020, by and between Cend Therapeutics, Inc. (f/k/a DrugCendR, LLC) and Sanford Burnham Prebys Medical Discovery Institute (filed as Exhibit 10.21 to the Company's Registration Statement on Form S-4, filed with the SEC on June 15, 2022).

10.18		Exclusive License and Collaboration Agreement, dated as of November 30, 2024, by and between Lisata Therapeutics, Inc. and Kuva Labs, Inc. (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2025, filed with the SEC on March 12, 2026).
10.19		Non-Exclusive License Agreement, dated as of October 8, 2025, by and between Lisata Therapeutics, Inc. and Catalent, Inc. (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2025, filed with the SEC on March 12, 2026).

14.1
Code of Ethics for Senior Financial Officers, effective as of November 7, 2022 (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023).

19.1		Insider Trading Policy, effective as of October 30, 2015 (filed as Exhibit 19.1 on the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024).

97		Incentive Recoupment Policy, effective as of March 28, 2023 (filed as Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024).

21.1		Subsidiaries of Lisata Therapeutics, Inc. (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2025, filed with the SEC on March 12, 2026).

23.1		Consent of Grant Thornton LLP. (filed as Exhibit 23.1 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2025, filed with the SEC on March 12, 2026).

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†
Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2025, filed with the SEC on March 12, 2026).

32.2	†
Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2025, filed with the SEC on March 12, 2026).

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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Basking Ridge (Bernards Township), State of New Jersey, on April 28, 2026.

LISATA THERAPEUTICS, INC.
By: /s/ David J. Mazzo, PhD Name: David J. Mazzo Title: President & Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David J. Mazzo David J. Mazzo, PhD	Director and President and Chief Executive Officer (Principal Executive Officer)	April 28, 2026
/s/ James Nisco James Nisco	SVP, Finance and Treasury and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	April 28, 2026
/s/ Gregory B. Brown Gregory B. Brown, MD	Chairman of the Board of Directors	April 28, 2026
/s/ Mohammad Azab Mohamad Azab, MD, MBA	Director	April 28, 2026
/s/ Cynthia L. Flowers Cynthia L. Flowers, MBA	Director	April 28, 2026
/s/ Heidi Henson Heidi Henson	Director	April 28, 2026
/s/ Steven M. Klosk Steven M. Klosk, JD	Director	April 28, 2026