Form 10-Q
period 2026-03-31
LISATA THERAPEUTICS, INC.
filed 2026-05-11
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 11, 2026
Common stock, $0.001 par value per share	9,106,391	shares

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report (this “Quarterly Report”) contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements, including, without limitation, all statements related to any expectations of revenues, expenses, cash flows, earnings or losses from operations, cash required to maintain current and planned operations, capital or other financial items; any statements of the plans, strategies and objectives of management for future operations; any plans or expectations with respect to product research, development and commercialization, including regulatory approvals; any other statements of expectations, plans, intentions or beliefs; and any statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “plan,” “project,” “forecast,” “outlook,” “intend,” “may,” “will,” “expect,” “likely,” “believe,” “could,” “anticipate,” “estimate,” “continue,” “target” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance, levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:
•the proposed acquisition of our company by Kuva Labs, Inc., including Kuva’s ability to make the tender offer for our shares and complete the transaction and the anticipated time frame for completion of the transaction;
•whether we receive payments from Kuva to pay for certain of our expenses until the tender offer is commenced as per our agreement with Kuva;
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
•the extent to which any future public health crisis and their long-term effects may impact, directly or indirectly, our business, including our clinical trials and financial condition; and

Index
•other factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 (our “2025 Form 10-K”).
The factors discussed herein, including those risks described in “Item 1A. Risk Factors” and elsewhere in our 2025 Form 10-K and in our other periodic filings with the SEC, which are available for review at www.sec.gov, could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Cash and cash equivalents	$13,060	$15,956
Prepaid and other current assets	960	1,747
Total current assets	14,020	17,703
Property and equipment, net	16	18
Other assets	23	23
Total assets	$14,059	$17,744

LIABILITIES, NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$510	$1,019
Accrued liabilities	2,805	2,052
Total current liabilities	3,315	3,071
Other long-term liabilities	72	72
Total liabilities	3,387	3,143
Contingencies (Note 13)

Stockholders' Equity
Common stock, $0.001 par value, authorized 500,000,000 shares; issued 9,108,029 and 8,834,613 shares at March 31, 2026 and December 31, 2025, respectively; and outstanding, 9,107,291 and 8,833,875 shares at March 31, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	580,787	580,243
Treasury stock, at cost; 738 shares at March 31, 2026 and December 31, 2025	(708)	(708)
Accumulated deficit	(569,141)	(564,652)
Accumulated other comprehensive loss	(21)	(37)
Total Lisata Therapeutics, Inc. stockholders' equity	10,926	14,855
Non-controlling interests	(254)	(254)
Total equity	10,672	14,601
Total liabilities, non-controlling interests and stockholders' equity	$14,059	$17,744
See accompanying notes to consolidated financial statements.

Index

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Operating Expenses:
Research and development	$1,204	$2,602
General and administrative	3,738	3,245
Total operating expenses	4,942	5,847

Operating loss	(4,942)	(5,847)

Other income (expense):
Investment income, net	120	266
Other expense, net	(54)	(105)
Total other income	66	161

Net loss before benefit from income taxes and noncontrolling interests	(4,876)	(5,686)
Benefit from income taxes	(387)	(962)
Net loss	$(4,489)	$(4,724)
Less - net income (loss) attributable to noncontrolling interests	—	—
Net loss attributable to Lisata Therapeutics, Inc. common stockholders	$(4,489)	$(4,724)

Basic and diluted loss per share
Lisata Therapeutics, Inc. common stockholders	$(0.50)	$(0.55)

Weighted average common shares outstanding
Basic and diluted shares	9,006	8,602

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(4,489)	$(4,724)

Other comprehensive gain (loss):
Available for sale securities - net unrealized loss	—	(2)
Cumulative translation adjustment arising during the period	16	5
Total other comprehensive gain	16	3

Comprehensive loss attributable to Lisata Therapeutics, Inc. common stockholders	$(4,473)	$(4,721)

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2024	8,410	$8	$578,418	$(81)	$(548,066)	$(708)	$29,571	$(254)	$29,317
Net loss	—	—	—	—	(4,724)	—	(4,724)	—	(4,724)
Share-based compensation	151	—	286	—	—	—	286	—	286
Net proceeds from issuances of common stock	56	1	211	—	—	—	212	—	212
Proceeds from option exercises	4	—	8	—	—	—	8	—	8
Unrealized loss on marketable securities	—	—	—	(2)	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	5	—	—	5	—	5
Balance at March 31, 2025	8,621	$9	$578,923	$(78)	$(552,790)	$(708)	$25,356	$(254)	$25,102

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2025	8,835	$9	$580,243	$(37)	$(564,652)	$(708)	$14,855	$(254)	$14,601
Net loss	—	—	—	—	(4,489)	—	(4,489)	—	(4,489)
Share-based compensation	119	—	204	—	—	—	204	—	204
Proceeds from option exercise	79	—	124	—	—	—	124	—	124
Proceeds from warrant exercise	75	—	216	—	—	—	216	—	216
Foreign currency translation adjustment	—	—	—	16	—	—	16	—	16
Balance at March 31, 2026	9,108	$9	$580,787	$(21)	$(569,141)	$(708)	$10,926	$(254)	$10,672

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,489)	$(4,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	364	530
Depreciation and amortization	2	43
Amortization/accretion on marketable securities	—	(41)
Changes in operating assets and liabilities:
Accounts receivable	—	150
Prepaid and other current assets	807	405
Other assets	—	44
Accounts payable, accrued liabilities and other liabilities	233	(1,809)
Net cash used in operating activities	(3,083)	(5,402)
Cash flows from investing activities:
Purchase of marketable securities	—	(5,055)
Sale of marketable securities	—	14,514
Purchase of property and equipment	—	(28)
Net cash provided by investing activities	—	9,431
Cash flows from financing activities:
Proceeds from exercise of options	124	8
Tax withholding payments on net share settlement equity awards	(159)	(243)
Proceeds from exercise of warrants	216	—
Net proceeds from issuance of common stock	—	212
Net cash provided by (used in) financing activities	181	(23)
Effect of exchange rate changes on cash	6	2
Net (decrease) increase in cash and cash equivalents	(2,896)	4,008
Cash and cash equivalents at beginning of period	15,956	16,209
Cash and cash equivalents at end of period	$13,060	$20,217

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
Liquidity and Capital Resources
The Company has a history of net operating losses and negative cash flows from its operating activities, and has cash and cash equivalents of approximately $13.1 million as of March 31, 2026. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its products currently in development. To manage capital for operating needs in the short-term, as previously disclosed, the Company has delayed commencement of certain readiness activities for its planned Phase 3 study in metastatic pancreatic ductal adenocarcinoma (mPDAC), particularly those related to chemistry, manufacturing and controls (“CMC”). Investigator sponsored studies in glioblastoma, pancreatic, colon, and appendiceal cancers are ongoing.
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

Index

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
On April 2, 2026, we agreed to extend the date by which Kuva was obligated to commence the tender offer for all of the outstanding shares of common stock of the Company pursuant to the Merger Agreement, from April 3, 2026, to April 13, 2026, or such other date as may be agreed to between us and Kuva.
On May 3, 2026, we, Kuva and Purchaser entered into an amendment and waiver (the “Amendment and Waiver”) to the Merger Agreement pursuant to which we agreed to extend the date by which Purchaser is obligated to commence the Offer from April 13, 2026 to May 29, 2026, or such other date as may be agreed to between us and Kuva. Under the Amendment and Waiver, Kuva has also agreed to pay certain of our expenses, up to $1.1 million in the aggregate, until commencement of the Offer. From the date of the Amendment and Waiver until May 29, 2026, we have agreed not to pursue any claim against Kuva, Purchaser or their affiliates arising from or relating to the Merger Agreement or the transactions contemplated thereby. Upon commencement of the Offer and payment by Kuva of all amounts then due under the Amendment and Waiver, we shall irrevocably waive any claims to the extent arising from or relating to the Purchaser’s failure to commence the Offer by April 13, 2026. Our agreements not to pursue certain claims and to waive certain claims as described above are subject to termination by us if (i) Kuva fails to make any payment under the Amendment and Waiver when due or (ii) Kuva commits a material breach of the Amendment and Waiver (other than a payment default) that materially adversely affects the transactions contemplated by the Merger Agreement and fails to cure such breach within two business days after written notice thereof from us.
Purchaser has not yet commenced the Offer. On May 4, 2026, Kuva announced its intention to commence the Offer by May 29, 2026. There can be no assurance as to when the Offer will commence, if at all.
The foregoing description of the Merger Agreement is only a summary of certain material provisions thereof, and does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 to our 2025 Form 10-K. In addition, the foregoing description of the Amendment and Waiver does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment and Waiver, which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed on May 4, 2026.

Index

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2026, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2025 and 2024 included in our 2025 Form 10-K. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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
Foreign Currency Translation
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

Index
Accounts Receivable
Accounts receivable is stated at historical cost, less allowance for credit losses. The Company records an expense based on a forward-looking current expected credit loss model to maintain its allowance for credit losses. When determining its allowance for trade accounts receivable, the Company considers the probability of recoverability of accounts receivable based on experience, taking into account current collection trends and general economic factors, including bankruptcy rates. The Company also considers future economic trends to estimate expected credit losses over the lifetime of the asset. Credit risks are assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts receivable balances with allowances generally increasing as the receivable ages. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as pending bankruptcies. Account balances are written off against the allowance when it is determined that the receivable will not be recovered. As of March 31, 2026 and December 31, 2025, there were no allowance for credit losses.

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
To further drive the Company’s initiatives, the Company targets key governmental agencies and not-for-profit organizations to contribute funds for the Company’s research and development programs. The Company accounts for such grants as a deduction to the related expense in research and development operating expenses when earned.
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
Intangible Asset
The Company’s intangible asset consisted of a single asset, a license agreement with Qilu Pharmaceutical, Co., Ltd. (“Qilu”) acquired in the Company's acquisition of Cend Therapeutics, Inc (the “Cend Merger”), with a value of $0.4 million. The intangible asset was stated at fair value and amortized using the straight-line method over its estimated useful life of 5.00 years. Amortization expense was $0 for the three months ended March 31, 2026, and $17 thousand for the three months ended March 31, 2025. The intangible asset is reviewed for potential impairment when events or circumstances indicate that carrying amounts may not be recoverable. As of December 31, 2025, the Company determined that the carrying amount of the asset was not recoverable and recorded an intangible asset impairment charge of $0.1 million in general and administrative expenses in the Consolidated Statements of Operations.
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
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. If licenses are bundled with other performance obligations, the Company would utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company recognized no revenue for the three months ended March 31, 2026 and 2025.

Index
Milestones
At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company or the Company’s collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the Company’s estimate of the overall transaction price. Any such adjustments are allocated on a cumulative catch-up basis to satisfied and partially satisfied performance obligations, with the consideration allocated to an ongoing performance obligation being recognized over the period of performance. For the three months ended March 31, 2026 and March 31, 2025, the Company has not recognized revenue related to milestones.
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
Note 3 – Available-for-Sale Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company's Consolidated Balance Sheets (in thousands)

	March 31, 2026				December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$8,749	$—	$—	$8,749	$11,640	$—	$—	$11,640
Total	$8,749	$—	$—	$8,749	$11,640	$—	$—	$11,640

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in the Company's Consolidated Balance Sheets (in thousands):

	March 31, 2026	December 31, 2025
Cash equivalents	$8,749	$11,640
Total	$8,749	$11,640

The following table summarizes the Company's portfolio of available-for-sale securities by contractual maturity (in thousands):

	March 31, 2026
	Amortized Cost	Estimated Fair Value
Less than one year	$8,749	$8,749
Greater than one year	—	—
Total	$8,749	$8,749

Index

Note 4 – Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Computer equipment	494	494
Accumulated depreciation	(478)	(476)
Property and equipment, net	$16	$18

The Company’s results included depreciation expense of approximately $2 thousand and $26 thousand for the three months ended March 31, 2026 and 2025, respectively.

Note 5 – Income (Loss) Per Share
For the three months ended March 31, 2026 and 2025, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive in the periods presented. At March 31, 2026 and 2025, the Company excluded the following potentially dilutive securities (in thousands):

	March 31
	2026	2025
Stock options	1,513	1,529
Warrants	367	1,497
Restricted stock units	477	325

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
The Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$8,749	$—	$—	$8,749	$11,640	$—	$—	$11,640
	$8,749	$—	$—	$8,749	$11,640	$—	$—	$11,640

The carrying values of cash, cash equivalents, accounts payable and accrued expenses approximate fair value as of March 31, 2026 and December 31, 2025, due to the short maturity nature of these items.

Index

Note 7 – Accrued Liabilities
Accrued liabilities as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Salaries, employee benefits and related taxes	$1,270	$812
Legal liabilities	485	115
Clinical and R&D related liabilities	811	1,022
Accounting & tax consulting liabilities	96	62
Other	143	41
Total	$2,805	$2,052

Note 8 – Stockholders' Equity
Equity Issuances
At The Market Offering Agreement
On June 4, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $50.0 million. As of the date of this filing and so long as the Company’s public float remains below $75.0 million, the Company is subject to limitations pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount the Company can offer to up to one-third of its public float during any trailing 12-month period. Subsequent to the filing of a prospectus supplement to the Company's Registration Statement on Form S-3 (File No. 333-279034) relating to the at the market offering on August 21, 2024, the aggregate market value of its outstanding common stock held by non-affiliates was approximately $29.6 million. Pursuant to the Baby Shelf Limitation, since the aggregate market value of the Company's outstanding common stock held by non-affiliates was below $75.0 million at the time of such prospectus supplement filing, the aggregate amount of securities that the Company is permitted to offer and sell is now $9,855,890, which was equal to one-third of the aggregate market value of our common stock held by non-affiliates as of August 20, 2024. If the Company’s public float exceeds $75.0 million on a future measurement date, it will no longer be subject to the Baby Shelf Limitation. During the three months ended March 31, 2026, the Company did not issue any shares of common stock under the ATM Agreement. Since inception, the Company has issued 330,938 shares of common stock under the ATM Agreement for net proceeds of $1,065,608.

Index
Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the three months ended March 31, 2026:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2025	1,502,881	$6.17	4.77	$24.6	1,276,962	$40.80	0.29	$—

Changes during the period:
Granted	101,550	1.97			—	—
Exercised	(79,295)	1.57			(75,000)	2.88
Forfeited	—	—			—	—
Expired	(12,442)	37.54			(835,302)	43.01
Outstanding at March 31, 2026	1,512,694	$5.87	5.08	$1,864.8	366,660	$43.50	0.32	$—
Vested at March 31, 2026 or expected to vest in the future	1,500,884	$5.90	5.05	$1,836.5	366,660	$43.50	0.32	$—
Vested at March 31, 2026	1,351,367	$6.24	4.61	$1,502.4	366,660	$43.50	0.32	$—

Restricted Stock
During the three months ended March 31, 2026 and 2025, the Company issued restricted stock for services as follows (in thousands, except share data):

	Three Months Ended March 31,
	2026	2025
Number of restricted stock issued	199,900	215,550
Value of restricted stock issued	$394	$819

The weighted average estimated fair value of restricted stock issued for services in the three months ended March 31, 2026 and 2025 was $1.97 and $3.80 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally between one and four years.

The following is a summary of the changes in non-vested restricted stock for the three months ended March 31, 2026:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2025	265,036	$3.46

Changes during the Year:
Granted	199,900	$1.97
Vested	(172,848)	$2.95
Forfeited	—	$—
Non-vested at March 31, 2026	292,088	$2.75

Index
Restricted Stock Units
During the three months ended March 31, 2026 and 2025, the Company issued restricted stock units for services as follows (in thousands, except share data):

	Three Months Ended March 31,
	2026	2025
Number of restricted stock units issued	152,280	78,945
Value of restricted stock units issued	$300	$300

The weighted average estimated fair value of restricted stock units issued for services in the three months ended March 31, 2026 and 2025 was $1.97 and $3.80 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.
The following is a summary of the changes in non-vested restricted stock units for the three months ended March 31, 2026:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2025	78,945	$3.80

Changes during the Year:
Granted	152,280	$1.97
Vested	(78,945)	$3.80
Forfeited	—	$—
Non-vested at March 31, 2026	152,280	$1.97

Note 9 – Share-Based Compensation
Share-Based Compensation
The Company utilizes share-based compensation in the form of stock options, restricted stock, restricted stock units and warrants. The following table summarizes the components of share-based compensation expense for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$71	$126
General and administrative	293	404
Total share-based compensation expense	$364	$530

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at March 31, 2026 were as follows (in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$272	$233	$712
Expected weighted-average period in years of compensation cost to be recognized	1.92	0.78	2.01

Index
Total fair value of shares vested and the weighted average estimated fair values of shares granted for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Stock Options		Warrants
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Total fair value of shares vested	$218	$263	$—	$150
Weighted average estimated fair value of shares granted	$1.34	$2.60	$—	$1.99

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
As of December 31, 2025 and 2024, the Company's wholly owned Australian subsidiary had approximately $3.0 million and $2.3 million, respectively, of NOLs which will be carried forward and do not expire. There is a full valuation allowance against the NOLs.
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

Index
For years prior to 2022, the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from the date of the tax return filing.
In February 2026, the Company sold a portion of their unused New Jersey net operating losses through the State of New Jersey Economic Development Authority's (“NJEDA”) Technology Business Tax Certificate Transfer Program (“Program”). Under the Program, the Company sold $4.3 million of its New Jersey net operating losses (“NJ NOLs”) for net proceeds of $349 thousand. The sale of NJ NOLs resulted in a $387 thousand deferred income tax benefit and a loss on sale of $38 thousand recorded in other income (expense) in the consolidated financial statements.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the tax effects of changes in tax rates and tax law be recognized in the period in which the legislation is enacted. The Company completed its initial assessment of OBBBA for the year ended December 31, 2025. The OBBBA enacted new Section 174A, which permanently allows taxpayers to fully expense domestic research or experimental (R&E) expenditures paid or incurred in taxable years beginning after Dec. 31, 2024, and also provides transition rules permitting taxpayers to deduct unamortized domestic R&E expenditures paid or incurred in 2022 through 2024. The Company expects to continue amortizing its Section 174 capitalized expenditures, including the remaining $26.2 million of unamortized domestic R&E expenditures, over the applicable amortization periods. The Company evaluated the provisions of the OBBBA applicable to the three months ended March 31, 2026 and determined that such provisions did not have a material impact on its consolidated financial statements or estimated annual effective tax rate for the period. The Company will continue to monitor related guidance and state tax conformity developments.

Note 11 – Segment Information

The Company operates as one operating segment, the research and development of its investigational drug product. The Company used the management approach to determine its reportable operating segment. The Company's Chief Operating Decision Maker ("CODM") is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The Company is a clinical-stage pharmaceutical company. The CODM uses net loss as a measure of profit and loss, and assesses Company performance through the achievement of its clinical development goals. The CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation to its development programs. The CODM uses cash and marketable securities as a measure of segment assets in managing the enterprise.

The Company had no revenue during the three months ended March 31, 2026 and 2025. Depreciation and amortization expense was $2 thousand and $43 thousand for the three months ended March 31, 2026 and 2025, respectively. The following table illustrates our segment information for significant operating expenses and includes a reconciliation to net loss for the three months ended March 31, 2026 and 2025:

Index

	Three Months Ended March 31
	2026	2025

Operating Expenses:
Research and development by significant expense:
BOLSTER trial	$(50)	$788
ASCEND trial	174	21
Chemistry, manufacturing and controls	191	220
Clinical department	768	1,156
Other (1)	121	417
Research and development	1,204	2,602

General and administrative by significant expense:
Corporate	1,333	1,144
Investor relations/public relations/communications	237	331
Finance	585	629
Legal	1,094	224
Business development	149	127
Share based compensation expense	293	404
Other (2)	47	386
General and administrative	3,738	3,245

Operating loss	(4,942)	(5,847)

Other income, net	66	161
Benefit from income taxes	(387)	(962)
Net loss	$(4,489)	$(4,724)

Cash and marketable securities	$13,060	$25,833
(1) Included in Other are the GBM study, FORTIFIDE study and research oncology expenses
(2) Included in Other are facilities expense, human resource and information technology expenses

Note 12 – Australia Research and Development Tax Incentive

The Company’s Australian subsidiary, which conducts core research and development activities, is eligible to receive a refundable tax incentive between 43.5% to 48.5% (depending upon the income tax rate) for qualified research and development activities. As of March 31, 2026 and December 31, 2025, the Company had $0.2 million and $0.7 million, respectively, recorded as an income tax incentive receivable in prepaid and other current assets in the consolidated balance sheets, as the Company determined that the expenses met the eligibility criteria and the amounts claimed are expected to be received shortly after the related tax returns are filed. On February 4, 2026 the Company's Australian subsidiary received a $0.7 million tax refund from the Australian Taxation Office related to the 2024 tax year.

Index
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

Note 14 – Technology Transfer Agreement
Impilo Therapeutics
In July 2023, the Company entered into a technology transfer agreement with Impilo Therapeutics (“Impilo”) under which the Company transferred its rights to its tumor penetrating nanocomplex (TPN) platform to Impilo. As consideration for the technology transfer, Impilo issued a total of 766,000 shares of its pre-seed preferred stock to the Company. On October 3, 2023, in connection with the Sanford Burnham Prebys license agreement (see Note 15 - License Agreements) Impilo cancelled the original stock certificate for 766,000 shares and reissued 574,500 shares of its pre-seed preferred stock to the Company.
On March 15, 2024, the Company purchased a Simple Agreement for Future Equity ("SAFE") from Impilo for $100 thousand. On July 12, 2024, the Company purchased an additional SAFE from Impilo for $30 thousand. As of March 31, 2026 and December 31, 2025, the Company owned 38.6% of Impilo. These investments were expensed under the equity method of accounting in the prior year in other expense, net in the accompanying statement of operations. The SAFE has a valuation cap of $30.0 million and an 80% discount rate.

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
SBP did not own shares of the Company’s common stock as of March 31, 2026.

Index
Note 16 – Research Collaboration and License Agreements
Exclusive License and Collaboration Agreement - Qilu Pharmaceutical
On January 23, 2026, the Company and Qilu Pharmaceutical Co., Ltd. (“Qilu”) entered into a Mutual Termination Agreement (the “Termination Agreement”) relating to the Exclusive License and Collaboration Agreement between the Company (formerly Cend Therapeutics, Inc. (“Cend”)) and Qilu, relating to the research, development and commercialization of certepetide (formerly known as CEND-1), dated February 11, 2021, as amended on April 26, 2021, and further amended by the Side Letter Agreement, dated November 10, 2023 (collectively the “License and Collaboration Agreement”).
Previously, Cend (which was subsequently acquired by the Company) and Qilu entered into the License and Collaboration Agreement, pursuant to which the Company granted Qilu a royalty-bearing exclusive license for the research, development and commercialization of certepetide in the Greater China territory (including Mainland China, Hong Kong, Macau, and Taiwan). Pursuant to the License and Collaboration Agreement, the Company was eligible to receive up to $200 million in development and commercial milestone payments and royalties ranging from 10% to 15% on licensed product sales. In consideration for the license, Qilu made an upfront payment of $10.0 million to Cend, which was recognized as revenue by Cend prior to the Company's acquisition of Cend on September 15, 2022 (the “Cend Merger”). In addition, Cend received and recognized as revenue a $5.0 million development milestone prior to the Cend Merger. The Company has not received any additional development and commercial milestone payments since the Cend Merger.
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
Exclusive License and Collaboration Agreement - Kuva Labs
In November 2024, the Company entered into an Exclusive License and Collaboration Agreement (the “Kuva License Agreement”) in which the Company granted an exclusive license to Kuva Labs, Inc. to explore the synergistic potential of the Company's certepetide as a targeting and delivery agent for Kuva’s NanoMark™ imaging technology in solid tumors. Under the Kuva License Agreement, Kuva will assume full responsibility for research, development, and commercialization costs, while the Company will be responsible for supplying certepetide for additional consideration pursuant to a Clinical Supply Agreement. In consideration for the license, the Company recognized $1.0 million as revenue upon delivery of the license in November 2024. The Company was eligible to receive additional development and commercial milestone payments up to $1.5 million and $17.5 million, respectively, a 5.0% percent royalty on net sales, and sublicensing revenues of 50%. On November 30, 2025, Kuva defaulted for non-payment of its obligation under the Kuva License Agreement, and were unable to satisfy such obligation during the cure period that expired on December 31, 2025. As a result of the default and failure to cure such default, the Agreement was terminated.

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

Index
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. There is no guarantee that our clinical development programs will be successful or result in the necessary regulatory approvals. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” herein and under “Risk Factors” in our 2025 Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report and in our 2025 Form 10-K.
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

Index
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
Clinically, certepetide has been the subject of multiple Phase 1 and Phase 2 trials. These studies include a Phase 1b/2a study in first line mPDAC patients. Study CEND1-201 was conducted in China by our former licensee, Qilu Pharmaceutical. Two dose levels of certepetide (1.6 and 3.2 mg/kg) were combined with SoC chemotherapy (gemcitabine and nab-paclitaxel). There were 55 patients in the study, 53 of whom were evaluable for efficacy. Twenty-five (25) patients were treated with 1.6 mg/kg certepetide and 28 patients with 3.2 mg/kg certepetide. In the 1.6 mg/kg certepetide group, partial response occurred in 11/25 (44.0%) patients, and stable disease occurred in 12/25 (48%) patients. In the 3.2 mg/kg certepetide group, partial response occurred in 11/28 (39.3%) patients, and stable disease occurred in 12/28 (42.9%) patients. The ORR was 41.5% for all doses. The ORR was 44.0% and 39.3% in the 1.6 mg/kg group and 3.2 mg/kg group, respectively. The DCR was 86.8% for all doses. The DCR in the 1.6 mg/kg group and 3.2 mg/kg group was 92.0% and 82.1%, respectively. The median PFS was 5.82 months for all doses combined. The median PFS was 7.36 months and 5.75 months in the 1.6 mg/kg group and 3.2 mg/kg group, respectively. The median OS was 11.10 months for all doses combined. The median OS was 10.35 months and 11.10 months in 1.6 mg/kg group and in 3.2 mg/kg group, respectively. The adverse event profile at both dose levels was similar to that for SoC alone. Qilu has informed us that they completed enrollment in the Phase 2 CEND1-202 study (n=96) in first line mPDAC in combination with SoC gemcitabine and nab-paclitaxel. We have not received a final clinical study report from the trial nor do we expect to, given that rights to certepetide have reverted to Lisata based on a mutual license termination agreement with Qilu, and there is no obligation on Qilu’s part that such a report is to be received by Lisata. Additionally, since Qilu was the sponsor of the aforementioned Phase 2 trial, Lisata does not own rights to any of the data.
Certepetide was also the subject of a Phase 2b trial in first-line mPDAC patients, the ASCEND trial. We collaborated with the academic sponsor of the ASCEND trial, the Australasian Gastrointestinal Clinical Trials Group (AGITG) along with the University of Sydney to conduct the study at 25 sites in Australia and New Zealand. The Phase 2 double-blind, randomized (2:1), placebo-controlled, multi-center ASCEND trial evaluated certepetide in combination with SoC chemotherapy (gemcitabine and nab-paclitaxel) for the treatment of mPDAC. The original ASCEND protocol included one dosing scheme for certepetide. Following the acquisition of Cend Therapeutics and, by extension, certepetide in September 2022, Lisata collaborated with AGITG to amend the protocol to ensure it respected international regulatory standards. Thus, endpoints typically recognized by regulators as primary in registration studies and more effective in guiding next stages of clinical development (e.g., overall survival), were added. The amended protocol was designed to assess the efficacy of two different dosing regimens of certepetide in two separate cohorts: Cohort A, where 95 patients received a single intravenous (IV) dose of certepetide 3.2 mg/kg or placebo in combination with SoC, and Cohort B, where 63 patients received two IV doses of certepetide 3.2 mg/kg or placebo administered 4 hours apart in combination with SoC. The preliminary data from Cohort A were reported at the ASCO GI meeting on January 24, 2025, demonstrating a median overall survival (mOS) of 12.68 months for the certepetide treated group, compared to 9.72 months for the placebo treated group. Despite a numerical trend in 6-month PFS favoring the certepetide treatment group, no significant improvement in median PFS was observed (mPFS of 5.5 months in both groups). However, the objective response rate (ORR) benefit is positive with 4/65 (6.2%) complete responses in the certepetide treated group, compared to 0/28 (0%) the placebo treated group. The preliminary data from Cohort B were presented at the ESMO-GI meeting in July 2025, demonstrating a six-month progression-free survival (“6MPFS”) of 60.8% for the certepetide-treated group, whereas the 6MPFS in the placebo-treated group was 25%. Median progression-free survival

Index
(“mPFS”) was 7.5 months for the certepetide-treated group and 4.7 months for the placebo-treated group. Objective response rate (“ORR”) was 45.2% for the certepetide-treated group and 19% for the placebo-treated group. Median overall survival (“mOS”) was 10.32 months for the certepetide-treated group compared to 9.23 months for the placebo-treated group. A comparison of the preliminary data from Cohorts A and B indicated that the addition of two doses of certepetide (Cohort B regimen) to SoC chemotherapy resulted in a clinically meaningful improvement in both PFS and ORR for patients with mPDAC. We believe that these clinically significant findings provide compelling support for the continued and expedited investigation of certepetide as a novel therapeutic agent for the treatment of metastatic pancreatic cancer. The adverse event profile of Cohorts A and B remain similar in subjects treated with certepetide compared to placebo, confirming previous observations of certepetide’s benign safety profile. Additional data from Cohorts A and B was presented at the ESMO annual meeting in October 2025 with a final study report of the ASCEND study anticipated to be made available later this year.
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
Recent Developments
Proposed Acquisition by Kuva Labs Inc.
On March 6, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kuva Labs Inc., and Kuva Acquisition Corp., a wholly owned subsidiary of Kuva (“Purchaser”). Pursuant to the Merger Agreement and upon the terms and subject to the conditions thereof, Purchaser agreed to commence a tender offer (the “Offer”) to purchase all of our issued and outstanding shares of common stock in exchange for (i) $5.00 per share, net to the seller in cash, without interest, but subject to any applicable withholding of taxes (the “Closing Amount”) plus (ii) one non-tradeable CVR, which represents the contractual right to receive a contingent cash payment of $1.00 per CVR if the Milestone is met as further described in the CVR Agreement. If certain conditions are satisfied and the Offer is consummated, Kuva would acquire any remaining shares for the Offer Price by a merger of Purchaser with and into us. Following completion of the transaction, we will become part of Kuva, a privately-held company, and our common stock will be delisted from Nasdaq. We will also apply to deregister our common stock and cease to be a reporting company under the United States Securities Exchange Act of 1934, as amended. Under the Merger Agreement, the Offer and the Merger will be subject to customary closing conditions for a transaction of this nature. Kuva will be required to close on the Offer so long as there shall be validly tendered a number of shares that represents (and will represent immediately following the consummation of the Offer) at least a majority of the aggregate voting power of all shares then outstanding. We cannot predict whether and when the conditions to closing will be satisfied. Until these conditions are satisfied and we and Kuva complete the proposed transaction, our business, operating results and financial condition are exposed to certain risks due to the effect of the pending proposed transaction. Refer to Item 1A. “Risk Factors” in our 2025 Form 10-K for a summary of risks related to the proposed transaction.
On April 2, 2026, we agreed to extend the date by which Kuva was obligated to commence the tender offer for all of the outstanding shares of common stock of the Company pursuant to the Merger Agreement from April 3, 2026, to April 13, 2026, or such other date as may be agreed to between us and Kuva.
On May 3, 2026, we, Kuva and Purchaser entered into an amendment and waiver (the “Amendment and Waiver”) to the Merger Agreement pursuant to which we agreed to extend the date by which Purchaser is obligated to commence the Offer from April 13, 2026 to May 29, 2026, or such other date as may be agreed to between us and Kuva. Under the Amendment and Waiver, Kuva has also agreed to pay certain of our expenses, up to $1.1 million in the aggregate, until commencement of the Offer. From the date of the Amendment and Waiver until May 29, 2026, we have agreed not to pursue any claim against Kuva, Purchaser or their affiliates arising from or relating to the Merger Agreement or the transactions contemplated thereby. Upon commencement of the Offer and payment by Kuva of all amounts then due under the Amendment and Waiver, we shall irrevocably waive any claims to the extent arising from or relating to the Purchaser’s failure to commence the Offer by April 13, 2026. Our agreements not to pursue certain claims and to waive certain claims as described above are subject to termination by us if (i) Kuva fails to make any payment under the Amendment and Waiver when due or (ii) Kuva commits a material breach of the Amendment and Waiver (other than a payment default) that materially adversely affects the transactions contemplated by the Merger Agreement and fails to cure such breach within two business days after written notice thereof from us.

Index
Purchaser has not yet commenced the Offer. On May 4, 2026, Kuva announced its intention to commence the Offer by May 29, 2026. There can be no assurance as to when the Offer will commence, if at all.
The foregoing description of the Merger Agreement is only a summary of certain material provisions thereof, and does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 to our 2025 Form 10-K. In addition, the foregoing description of the Amendment and Waiver does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment and Waiver, which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed on May 4, 2026.
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
Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and March 31, 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating Expenses:
Research and development	$1,204	$2,602	$(1,398)
General and administrative	3,738	3,245	493
Total operating expenses	4,942	5,847	(905)
Loss from operations	(4,942)	(5,847)	905
Total other income	66	161	(95)
Benefit from income taxes	(387)	(962)	(575)
Net loss	$(4,489)	$(4,724)	$235
 Overall, net losses were $4.5 million for the three months ended March 31, 2026, compared to $4.7 million for the three months ended March 31, 2025.

Index
Operating Expenses
For the three months ended March 31, 2026, operating expenses totaled $4.9 million, compared to $5.8 million for the three months ended March 31, 2025, representing a decrease of $0.9 million or 15.5%. Operating expenses are comprised of the following:
•Research and development expenses were approximately $1.2 million for the three months ended March 31, 2026, compared to $2.6 million for the three months ended March 31, 2025, representing a decrease of $1.4 million or 53.7%. This was primarily due to a reduction in expenses associated with our Phase 2a proof-of-concept Bolster trial which completed in the prior year and a reduction in Clinical department expenses as a result of the elimination of several positions during the prior year.
•General and administrative expenses were approximately $3.7 million for the three months ended March 31, 2026, compared to $3.2 million for the three months ended March 31, 2025, representing an increase of $0.5 million or 15.2%. This was primarily due to an increase in legal fees and consulting expenses in connection with the proposed acquisition by Kuva Labs Inc. partially offset by severance costs in the prior year and lower equity expense in the current year.
Historically, to minimize our use of cash, we have used a variety of equity instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.
Other Income (Expense)
Total other income (expense) is comprised primarily of investment income from cash, cash equivalents and marketable securities and losses on sales of our New Jersey net operating losses for the three months ended March 31, 2026 and 2025.
Income Tax Benefit
In February 2026, we received final approval from the New Jersey Economic Development Authority (“NJEDA”) under the Technology Business Tax Certificate Transfer Program (the “Program”) to sell a percentage of our NJ NOLs, which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $0.3 million. The $0.4 million of our NJ NOL tax benefits have been recorded as a benefit from income taxes and the loss on sale of $38 thousand recorded in other income (expense).
In January 2025, we received final approval from the NJEDA under the Program to sell a percentage of our NJ NOLs, which were subsequently sold to a qualifying and approved buyer pursuant to the Program for net proceeds of $0.9 million. The $1.0 million of our NJ NOL tax benefits have been recorded as a benefit from income taxes and the loss on sale of $0.1 million recorded in other income (expense).

Index
Analysis of Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of approximately $13.1 million, working capital of approximately $10.7 million, and stockholders’ equity of approximately $10.9 million.
During the three months ended March 31, 2026, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash (used in) or provided by, operating, investing and financing activities were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(3,083)	$(5,402)
Net cash provided by investing activities	—	9,431
Net cash provided by (used in) financing activities	181	(23)

Operating Activities
Our cash used in operating activities during the three months ended March 31, 2026 was $3.1 million, which is comprised of (i) our net loss of $4.5 million, adjusted for non-cash expenses totaling $0.4 million (which includes adjustments for equity-based compensation and depreciation), and (ii) changes in operating assets and liabilities providing approximately $1.0 million.
Our cash used in operating activities during the three months ended March 31, 2025 was $5.4 million, which is comprised of (i) our net loss of $4.7 million, adjusted for non-cash expenses totaling $0.5 million (which includes adjustments for equity-based compensation, depreciation and amortization, and amortization/accretion of marketable securities) and (ii) changes in operating assets and liabilities using approximately $1.2 million.
Investing Activities
Our cash provided by investing activities during the three months ended March 31, 2026 totaled $0.
Our cash provided by investing activities during the three months ended March 31, 2025 totaled $9.4 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities).
Financing Activities
Our cash provided by financing activities during the three months ended March 31, 2026 totaled $0.2 million and consisted primarily of warrant exercise proceeds of $0.2 million, option exercise proceeds of $0.1 million partially offset by tax withholding-related payments on net share settlement equity awards to employees of $0.2 million.
Our cash used in financing activities during the three months ended March 31, 2025 totaled $23.0 thousand and consisted primarily of tax withholding-related payments on net share settlement equity awards to employees of $0.2 million partially offset by $0.2 million in proceeds from the issuance of shares through our ATM Agreement (as defined below).

Liquidity and Capital Requirements Outlook
As of March 31, 2026, we had cash and cash equivalents of approximately $13.1 million. We will need to raise additional capital to fund our planned future operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding will be obtainable on terms satisfactory to us.
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
To meet our short and long-term liquidity needs, we expect to use existing cash balances and a variety of other means. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets. Our history of operating losses and liquidity challenges may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of pharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of

Index
extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. We will also continue to seek, as appropriate, grants for scientific and clinical studies from various governmental agencies and foundations, and other sources of non-dilutive funding. As discussed above under recent developments, on March 6, 2026, we entered into the Merger Agreement with Kuva. Pursuant to the Merger Agreement, Kuva agreed to commence the Offer to purchase all of the issued and outstanding shares of common stock of the Company in exchange for (i) $5.00 per share, net to the seller in cash, without interest, but subject to any applicable withholding of taxes plus (ii) one non-tradeable CVR, which represents the contractual right to receive a contingent cash payment of $1.00 per CVR if a New Drug Application or similar registration is filed or formally accepted for review by the FDA or any governmental authority in any jurisdiction with respect to any pharmaceutical product that contains or incorporates the product candidate referred to as of the date of the Merger Agreement as certepetide, alone or in combination with one or more other therapeutically active ingredients, including all formulations, dosages, or modes of delivery, for any indication or patient population.
On April 2, 2026, we agreed to extend the date by which Kuva was obligated to commence the Offer from April 3, 2026 to April 13, 2026. On May 3, 2026, we, Kuva and Purchaser entered the Amendment and Waiver to the Merger Agreement pursuant to which we agreed to extend the date by which Purchaser is obligated to commence the Offer from April 13, 2026 to May 29, 2026, or such other date as may be agreed to between us and Kuva. Under the Amendment and Waiver, Kuva has also agreed to pay certain of our expenses, up to $1.1 million in the aggregate, until commencement of the Offer. Purchaser has not yet commenced the Offer. On May 4, 2026, Kuva announced its intention to commence the Offer by May 29, 2026. There can be no assurance as to when the Offer will commence, if at all. If the proposed acquisition does not occur, we may pursue other strategic alternatives.
Our future capital requirements are difficult to forecast and will depend on many factors including the timing and nature of any other strategic transactions that we undertake; and our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements.
On June 4, 2021, we entered into the ATM Agreement with H.C. Wainwright & Co., LLC as sales agent, in connection with an “at the market offering” under which we from time to time may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million. As of the date of this filing and so long as our public float remains below $75.0 million, we are subject to limitations pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount we can offer to up to one-third of our public float during any trailing 12-month period. Subsequent to the filing of a prospectus supplement to our Registration Statement on Form S-3 (File No. 333-279034) relating to the at the market offering on August 21, 2024, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $29.6 million. Pursuant to the Baby Shelf Limitation, since the aggregate market value of our outstanding common stock held by non-affiliates was below $75.0 million at the time of such prospectus supplement filing, the aggregate amount of securities that we are permitted to offer and sell is now $9,855,890, which was equal to one-third of the aggregate market value of our common stock held by non-affiliates as of August 20, 2024. If our public float exceeds $75.0 million on a future measurement date, the Company will no longer be subject to the Baby Shelf Limitation. During the three months ended March 31, 2026, we did not issue any shares of common stock under the ATM Agreement. Since inception, we have issued 330,938 shares of common stock under the ATM Agreement for net proceeds of $1,065,608.
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2026, compared to those reported in our 2025 Form 10-K.

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
As of March 31, 2026, we evaluated, with the participation of our management, including our Evaluating Officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Evaluating Officers concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Evaluating Officers, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors previously reported in our 2025 Form 10-K. See the risk factors set forth in our 2025 Annual Report on Form 10-K under the caption “Item 1A - Risk Factors.”
RISKS RELATED TO THE PROPOSED ACQUISITION BY KUVA
The proposed acquisition by Kuva is subject to a number of conditions beyond our control. Failure to complete the proposed acquisition within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our stock price.

On March 6, 2026, we entered into the Merger Agreement, pursuant to which, and upon the terms and subject to the conditions thereof, Purchaser agreed to commence a tender offer to purchase all of our issued and outstanding shares of common stock in exchange for (i) $5.00 per share, net to the seller in cash, without interest, but subject to any applicable withholding of taxes plus (ii) one non-tradeable CVR, which represents the contractual right to receive a contingent cash payment of $1.00 per CVR if the Milestone is met as further described in the CVR Agreement. If certain conditions are satisfied and the Offer is consummated, Kuva would acquire any remaining shares for the Offer Price by a merger of Purchaser with and into us. Following completion of the transaction, we would become part of Kuva, a privately-held company, and our common stock would be delisted from Nasdaq. We would also apply to deregister our common stock and cease to be a reporting company under the United States Securities Exchange Act of 1934, as amended. Under the Merger Agreement, the Offer and the Merger are subject to customary closing conditions for a transaction of this nature, including that there shall have been validly tendered in the Offer a number of Shares that represents (and will represent immediately following the consummation of the Offer) at least a majority of the aggregate voting power of all Shares then outstanding. On April 2, 2026, we agreed to extend the date by which Kuva was obligated to commence the Offer from April 3, 2026 to April 13, 2026. Kuva failed to commence the Offer by April 13, 2026. On May 3, 2026, we, Kuva and Purchaser entered an amendment and waiver to the Merger Agreement pursuant to which we agreed to extend the date by which Purchaser is obligated to commence the Offer from April 13, 2026 to May 29, 2026, or such other date as may be agreed to between us and Kuva, and Kuva has also agreed to pay certain of our expenses, up to $1.1 million in the aggregate, until commencement of the Offer. There can be no assurance that Kuva will timely make such payments to us, or at all. Purchaser has not yet commenced the Offer. There can be no assurance as to when the Offer will commence, if at all.
If the Offer is commenced, we cannot predict whether or when the conditions to closing will be satisfied. Until these conditions are satisfied and we and Kuva complete the proposed transaction, our business, operating results and financial condition are exposed to certain risks due to the effect of the pending proposed transaction, including:
•the possibility of disruption to our business and operations, including diversion of management attention and resources;
•the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the proposed transaction or its termination, and other restrictions on our ability to conduct our business;
•the amount of the costs, fees, expenses, and charges related to the proposed transaction, which must be paid regardless of whether the proposed transaction is completed;
•the outcome of, and the costs of pursuing or defending against, any legal proceedings that may be instituted by or against the parties and others related to the Merger Agreement;
•our inability to solicit other acquisition proposals; and
•the market price of our common stock could decrease if the proposed transaction is not completed;

Index
•the market price of our common stock may have decreased and could decrease further to the extent there exists a market perception that the transaction will not be completed.
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
•the requirement that we pay a termination fee of $2,000,000 if the Merger Agreement is terminated in certain circumstances, including if we terminate to accept and enter into an agreement with respect to a superior proposal; and
•if the Merger Agreement is terminated and Kuva is obligated to pay us a termination fee of $2,000,000, we may not timely receive such termination fee and may have to pay significant costs of collection and litigation to enforce our rights under the Merger Agreement, which may impede our efforts to pursue an alternative transaction.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The Exhibit Index appearing immediately after the signature page to this Form 10-Q is incorporated herein by reference.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LISATA THERAPEUTICS, INC.
May 11, 2026	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President & Chief Executive Officer (Principal Executive Officer)
May 11, 2026	By: /s/ James Nisco Name: James Nisco Title: SVP, Finance and Treasury and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

Index
LISATA THERAPEUTICS, INC.
FORM 10-Q

Exhibit Index

2.1		Agreement and Plan of Merger, dated as of March 6, 2026, among the Company, Parent and Purchaser (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 9, 2026)
2.2		Amendment and Waiver to Agreement and Plan of Merger, dated May 3, 2026, by and among Lisata Therapeutics, Inc., Kuva Labs Inc. and Kuva Acquisition Corp. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 4, 2026)
2.3		Form of Contingent Value Rights Agreement (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, filed with the SEC on March 9, 2026)
2.4		Form of Support Agreement (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K, filed with the SEC on March 9, 2026)
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.
**	Furnished herewith.