Form 10-Q
period 2026-06-30
LISATA THERAPEUTICS, INC.
filed 2026-08-06
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 6, 2026
Common stock, $0.001 par value per share	9,010,937	shares

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report (this “Quarterly Report”) contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements, including, without limitation, all statements related to any expectations of revenues, expenses, cash flows, earnings or losses from operations, cash required to maintain current and planned operations, capital or other financial items; any statements of the plans, strategies and objectives of management for future operations; any plans or expectations with respect to product research, development and commercialization, including regulatory approvals; any other statements of expectations, plans, intentions or beliefs; and any statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “plan,” “project,” “forecast,” “outlook,” “intend,” “may,” “will,” “expect,” “likely,” “believe,” “could,” “anticipate,” “estimate,” “continue,” “target” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance, levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:
•our evaluation of potential strategic alternatives with a goal to enhance stockholder value, including the possibility of an acquisition, merger, reverse merger, other business combination, sales of assets, liquidation and dissolution or other strategic transactions;
•the outcome of our litigation against Kuva Labs, Inc. (“Kuva”) and Kuva Acquisition Corp. (“Purchaser”) relating to their failure to accept and pay for the shares tendered by our stockholders and the breach of our merger agreement with Kuva and Purchaser (the “Merger Agreement”);
•our ability to continue as a going concern;
•our ability to obtain sufficient capital or strategic business arrangements to fund our operations, including collecting amounts owed to us under various licensing and other strategic arrangements, meeting our financial obligations under various licensing and other strategic arrangements, the funding of our clinical trials for product candidates, and the commercialization of the relevant technology;
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
•our ability to complete our other planned clinical trials (or initiate other trials) in accordance with our estimated timelines due to lack of funding or delays associated with enrolling patients due to the novelty of the treatment, the size of the patient population, competition with other clinical trials for similar subjects, patient and/or investigator site availability and accessibility due to external macroenvironmental factors and the need of patients to meet the inclusion criteria of the trial or otherwise;
•the extent to which any future public health crisis and their long-term effects may impact, directly or indirectly, our business, including our clinical trials and financial condition; and

Index
•other factors discussed in “Risk Factors” herein and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 (our “2025 Form 10-K”).
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

Index

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Cash and cash equivalents	$10,443	$15,956
Prepaid and other current assets	570	1,747
Total current assets	11,013	17,703
Property and equipment, net	14	18
Other assets	—	23
Total assets	$11,027	$17,744

LIABILITIES, NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$836	$1,019
Accrued liabilities	2,151	2,052
Total current liabilities	2,987	3,071
Other long-term liabilities	50	72
Total liabilities	3,037	3,143
Contingencies (Note 13)

Stockholders' Equity
Common stock, $0.001 par value, authorized 500,000,000 shares; issued 9,119,742 and 8,834,613 shares at June 30, 2026 and December 31, 2025, respectively; and outstanding, 9,119,004 and 8,833,875 shares at June 30, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	581,030	580,243
Treasury stock, at cost; 738 shares at June 30, 2026 and December 31, 2025	(708)	(708)
Accumulated deficit	(572,070)	(564,652)
Accumulated other comprehensive loss	(17)	(37)
Total Lisata Therapeutics, Inc. stockholders' equity	8,244	14,855
Non-controlling interests	(254)	(254)
Total equity	7,990	14,601
Total liabilities, non-controlling interests and stockholders' equity	$11,027	$17,744

See accompanying notes to consolidated financial statements.

Index

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$70	$—	$70

Operating Expenses:
Research and development	584	2,253	1,787	4,856
General and administrative	3,408	2,685	7,146	5,930
Total operating expenses	3,992	4,938	8,933	10,786

Operating loss	(3,992)	(4,868)	(8,933)	(10,716)

Other income (expense):
Investment income, net	79	216	199	482
Other income (expense), net	984	(7)	929	(111)
Total other income	1,063	209	1,128	371

Net loss before benefit from income taxes and noncontrolling interests	(2,929)	(4,659)	(7,805)	(10,345)
Benefit from income taxes	—	—	(387)	(962)
Net loss	$(2,929)	$(4,659)	$(7,418)	$(9,383)
Less - net income (loss) attributable to noncontrolling interests	—	—	—	—
Net loss attributable to Lisata Therapeutics, Inc. common stockholders	$(2,929)	$(4,659)	$(7,418)	$(9,383)

Basic and diluted loss per share
Lisata Therapeutics, Inc. common stockholders	$(0.32)	$(0.54)	$(0.82)	$(1.09)

Weighted average common shares outstanding
Basic and diluted shares	9,106	8,605	9,056	8,604

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(2,929)	$(4,659)	$(7,418)	$(9,383)

Other comprehensive gain (loss):
Available for sale securities - net unrealized gain	—	4	—	3
Cumulative translation adjustment arising during the period	4	24	20	28
Total other comprehensive gain	4	28	20	31

Comprehensive loss attributable to Lisata Therapeutics, Inc. common stockholders	$(2,925)	$(4,631)	$(7,398)	$(9,352)

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at March 31, 2025	$8,621	$9	$578,923	$(78)	$(552,790)	$(708)	$25,356	$(254)	$25,102
Net loss	—	—	—	—	(4,659)	—	(4,659)	—	(4,659)
Share-based compensation	(22)	—	230	—	—	—	230	—	230
Net proceeds from issuances of common stock	28	—	74	—	—	—	74	—	74
Unrealized gain on marketable securities	—	—	—	4	—	—	4	—	4
Foreign currency translation adjustment	—	—	—	24	—	—	24	—	24
Balance at June 30, 2025	8,627	$9	$579,227	$(50)	$(557,449)	$(708)	$21,029	$(254)	$20,775

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2024	8,410	$8	$578,418	$(81)	$(548,066)	$(708)	$29,571	$(254)	$29,317
Net loss	—	—	—	—	(9,383)	—	(9,383)	—	(9,383)
Share-based compensation	129	—	516	—	—	—	516	—	516
Net proceeds from issuances of common stock	84	1	285	—	—	—	286	—	286
Proceeds from option exercises	4	—	8	—	—	—	8	—	8
Unrealized gain on marketable securities	—	—	—	3	—	—	3	—	3
Foreign currency translation adjustment	—	—	—	28	—	—	28	—	28
Balance at June 30, 2025	8,627	$9	$579,227	$(50)	$(557,449)	$(708)	$21,029	$(254)	$20,775

Index

Index

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at March 31, 2026	9,108	$9	$580,787	$(21)	$(569,141)	$(708)	$10,926	$(254)	$10,672
Net loss	—	—	—	—	(2,929)	—	(2,929)	—	(2,929)
Share-based compensation	(5)	—	214	—	—	—	214	—	214
Net proceeds from issuances of common stock	17	—	29	—	—	—	29	—	29
Foreign currency translation adjustment	—	—	—	4	—	—	4	—	4
Balance at June 30, 2026	9,120	$9	$581,030	$(17)	$(572,070)	$(708)	$8,244	$(254)	$7,990

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2025	8,835	$9	$580,243	$(37)	$(564,652)	$(708)	$14,855	$(254)	$14,601
Net loss	—	—	—	—	(7,418)	—	(7,418)	—	(7,418)
Share-based compensation	114	—	418	—	—	—	418	—	418
Net proceeds from issuances of common stock	17	—	29	—	—	—	29	—	29
Proceeds from option exercise	79	—	124	—	—	—	124	—	124
Proceeds from warrant exercise	75	—	216	—	—	—	216	—	216
Foreign currency translation adjustment	—	—	—	20	—	—	20	—	20
Balance at June 30, 2026	9,120	$9	$581,030	$(17)	$(572,070)	$(708)	$8,244	$(254)	$7,990

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,418)	$(9,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	578	769
Depreciation and amortization	5	87
Amortization/accretion on marketable securities	—	(61)
Changes in operating assets and liabilities:
Accounts receivable	—	399
Prepaid and other current assets	1,203	63
Other assets	21	90
Accounts payable, accrued liabilities and other liabilities	(121)	(1,322)
Net cash used in operating activities	(5,732)	(9,358)
Cash flows from investing activities:
Purchase of marketable securities	—	(9,180)
Sale of marketable securities	—	19,144
Purchase of property and equipment	—	(28)
Net cash provided by investing activities	—	9,936
Cash flows from financing activities:
Proceeds from exercise of options	124	8
Tax withholding payments on net share settlement equity awards	(159)	(253)
Proceeds from exercise of warrants	216	—
Net proceeds from issuance of common stock	29	286
Net cash provided by financing activities	210	41
Effect of exchange rate changes on cash	9	7
Net (decrease) increase in cash and cash equivalents	(5,513)	626
Cash and cash equivalents at beginning of period	15,956	16,209
Cash and cash equivalents at end of period	$10,443	$16,835

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
The Company's leadership team has amassed many decades of collective biopharmaceutical and pharmaceutical product development experience across a variety of therapeutic categories and at all stages of development from preclinical through to product registration and launch. The Company's goal has been to develop and commercialize products that address important unmet medical needs.
Liquidity and Capital Resources
The Company has a history of net operating losses and negative cash flows from its operating activities, and has cash and cash equivalents of approximately $10.4 million as of June 30, 2026. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its products currently in development. To manage capital for operating needs in the short-term, as previously disclosed, the Company has delayed commencement of certain readiness activities for its planned Phase 3 study in metastatic pancreatic ductal adenocarcinoma (mPDAC), particularly those related to chemistry, manufacturing and controls (“CMC”). Investigator sponsored studies in glioblastoma, pancreatic, colon, and appendiceal cancers are ongoing or have completed with results reporting entirely under the auspices of the sponsors.
The Company’s continued operations are dependent on its ability to raise additional funding. Based on its current business plan and current capital resources, combined with the need to raise additional funding and the uncertainty regarding the availability of such additional funding, management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months after the date these consolidated financial statements are issued. Management is seeking additional funding and considering strategic options. However, additional funding may not be available on terms acceptable to the Company or at all. The Company is also continuing to reduce current spending requirements.
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

Index

Termination of Merger Agreement

On July 24, 2026, the Company terminated the previously announced Agreement and Plan of Merger, dated as of March 6, 2026, by and among Kuva Labs Inc., a Delaware corporation (“Kuva” or “Parent”) and Kuva Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”), and the Company (as amended, the “Merger Agreement”), pursuant to Section 8.3(a) of the Merger Agreement (the “Termination”). Pursuant to the Merger Agreement, Purchaser agreed to acquire all of the outstanding shares of common stock, par value, $0.001 per share (the “Common Shares”), of the Company validly tendered and not validly withdrawn through a tender offer (the “Offer”), at a purchase price of (i) $4.00 per Common Share, net to the seller in cash, without interest, plus (ii) one contingent value right (each, a “CVR”), representing the contractual right to receive two contingent cash payments up to an aggregate of $3.00 per CVR subject to the achievement of certain milestones, in accordance with the terms and subject to the conditions of a contingent value rights agreement. The Offer was to be followed by a merger to acquire all remaining outstanding Common Shares for the same per share consideration paid in the Offer. For a summary of the material terms of the Merger Agreement and the Offer, please see the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on March 9, 2026, April 3, 2026, May 4, 2026, May 29, 2026, June 9, 2026 and July 17, 2026 and the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 and related amendments filed with the Securities and Exchange Commission on June 10, 2026, July 2, 2026, July 13, 2026, July 17, 2026 and July 21, 2026. During the three and six months ended June 30, 2026, the Company received payments totaling $1,000,000 from Kuva related to the Merger Agreement, which are recorded in Other income (expense), net in the Consolidated Statements of Operations.
The Termination follows Parent and Purchaser’s failure to accept for payment all Common Shares validly tendered and not validly withdrawn pursuant to the Offer after the expiration of the Offer one minute after 11:59 p.m., New York City Time, on July 20, 2026. Parent informed the Company that Parent has been unable to obtain sufficient financing for purposes of funding the Offer and instructed Equiniti Trust Company, LLC, in its capacity as depositary and paying agent for the Offer, to return the Common Shares tendered in the Offer to the holders thereof.
As a result of the Termination, Parent is obligated under the Merger Agreement to pay the Company a termination fee of $2,000,000. In addition, the Company reserved all rights to seek all available legal remedies, including without limitation, damages for Willful Breach (as defined in the Merger Agreement) and any Enforcement Costs (as defined in the Merger Agreement). On July 31, 2026, the Company commenced an action in the Court of Chancery of the State of Delaware suing Parent and Purchaser over their breach of the Merger Agreement. Among other things, the Company is seeking payment of the termination fee and damages for the benefits its stockholders expected in connection with the transaction. There can be no assurance that the Company will be able to obtain damages from Parent or Purchaser, even to the extent legally available in any litigation that the Company may pursue, due to the Company’s limited financial resources available to fund related litigation and to Parent’s or Purchaser’s potential inability to satisfy with its existing assets any judgment that the Company might obtain.
Review of Strategic Alternatives

The Company’s Board of Directors is assessing strategic options to enhance stockholder value, which may include, but are not limited to, an acquisition, merger, reverse merger, other business combination, sales of assets, liquidation and dissolution or other strategic transactions. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements will be reached, or transactions will be successfully consummated or on attractive terms.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2026, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2025 and 2024 included in our 2025 Form 10-K. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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
Accounts Receivable
Accounts receivable is stated at historical cost, less allowance for credit losses. The Company records an expense based on a forward-looking current expected credit loss model to maintain its allowance for credit losses. When determining its allowance for trade accounts receivable, the Company considers the probability of recoverability of accounts receivable based on experience, taking into account current collection trends and general economic factors, including bankruptcy rates. The Company also considers future economic trends to estimate expected credit losses over the lifetime of the asset. Credit risks are assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts receivable balances with allowances generally increasing as the receivable ages. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as pending bankruptcies. Account balances are written off against the allowance when it is determined that the receivable will not be recovered. As of June 30, 2026 and December 31, 2025, there was no allowance for credit losses.

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
Intangible Asset
The Company’s intangible asset consisted of a single asset, a license agreement with Qilu Pharmaceutical, Co., Ltd. (“Qilu”) acquired in the Company's acquisition of Cend Therapeutics, Inc (the “Cend Merger”), with a value of $0.4 million. The intangible asset was stated at fair value and amortized using the straight-line method over its estimated useful life of 5.00 years. Amortization expense was $0 and $0 for the three and six months ended June 30, 2026, respectively, and $18 thousand and $35 thousand for the three and six months ended June 30, 2025, respectively. The intangible asset is reviewed for potential impairment when events or circumstances indicate that carrying amounts may not be recoverable. As of December 31, 2025, the Company determined that the carrying amount of the asset was not recoverable and recorded an intangible asset impairment charge of $0.1 million in general and administrative expenses in the Consolidated Statements of Operations.
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
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. If licenses are bundled with other performance obligations, the Company would utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company recognized no revenue for the three and six months ended June 30, 2026 and $70 thousand for the three and six months ended June 30, 2025.

Milestones
At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company or the Company’s collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the Company’s estimate of the overall transaction price. Any such adjustments are allocated on a cumulative catch-up basis to satisfied and partially satisfied performance obligations, with the consideration allocated to an ongoing performance obligation being recognized over the period of performance. For the three and six months ended June 30, 2026 and June 30, 2025, the Company has not recognized revenue related to milestones.

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
Note 3 – Available-for-Sale Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents in the Company's Consolidated Balance Sheets (in thousands)

	June 30, 2026				December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$8,834	$—	$—	$8,834	$11,640	$—	$—	$11,640
Total	$8,834	$—	$—	$8,834	$11,640	$—	$—	$11,640

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in the Company's Consolidated Balance Sheets (in thousands):

	June 30, 2026	December 31, 2025
Cash equivalents	$8,834	$11,640
Total	$8,834	$11,640

The following table summarizes the Company's portfolio of available-for-sale securities by contractual maturity (in thousands):

	June 30, 2026
	Amortized Cost	Estimated Fair Value
Less than one year	$8,834	$8,834
Greater than one year	—	—
Total	$8,834	$8,834

Note 4 – Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Computer equipment	494	494
Accumulated depreciation	(480)	(476)
Property and equipment, net	$14	$18

The Company’s results included depreciation expense of approximately $5 thousand and $52 thousand for the six months ended June 30, 2026 and 2025, respectively.

Index

Note 5 – Income (Loss) Per Share
For the six months ended June 30, 2026 and 2025, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive in the periods presented. At June 30, 2026 and 2025, the Company excluded the following potentially dilutive securities (in thousands):

	June 30,
	2026	2025
Stock options	1,244	1,511
Warrants	367	1,497
Restricted stock units	477	325

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
The Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$8,834	$—	$—	$8,834	$11,640	$—	$—	$11,640
	$8,834	$—	$—	$8,834	$11,640	$—	$—	$11,640

The carrying values of cash, cash equivalents, accounts payable and accrued expenses approximate fair value as of June 30, 2026 and December 31, 2025, due to the short maturity nature of these items.

Index
Note 7 – Accrued Liabilities
Accrued liabilities as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Salaries, employee benefits and related taxes	$1,499	$812
Legal liabilities	100	115
Clinical and R&D related liabilities	375	1,022
Accounting & tax consulting liabilities	156	62
Other	21	41
Total	$2,151	$2,052

Note 8 – Stockholders' Equity
Equity Issuances
At The Market Offering Agreement
On June 4, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $50.0 million. As of the date of this filing and so long as the Company’s public float remains below $75.0 million, the Company is subject to limitations pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount the Company can offer to up to one-third of its public float during any trailing 12-month period. Subsequent to the filing of a prospectus supplement to the Company's Registration Statement on Form S-3 (File No. 333-279034) relating to the at the market offering on August 21, 2024, the aggregate market value of its outstanding common stock held by non-affiliates was approximately $29.6 million. Pursuant to the Baby Shelf Limitation, since the aggregate market value of the Company's outstanding common stock held by non-affiliates was below $75.0 million at the time of such prospectus supplement filing, the aggregate amount of securities that the Company is permitted to offer and sell is now $9,855,890, which was equal to one-third of the aggregate market value of our common stock held by non-affiliates as of August 20, 2024. If the Company’s public float exceeds $75.0 million on a future measurement date, it will no longer be subject to the Baby Shelf Limitation. During the six months ended June 30, 2026, the Company did not issue any shares of common stock under the ATM Agreement. Since inception, the Company has issued 330,938 shares of common stock under the ATM Agreement for net proceeds of $1,065,608.

Index

Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the six months ended June 30, 2026:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2025	1,502,881	$6.17	4.77	$24.6	1,276,962	$40.80	0.29	$—

Changes during the period:
Granted	101,550	1.97			—	—
Exercised	(79,295)	1.57			(75,000)	2.88
Forfeited	(4,015)	2.78			—	—
Expired	(276,679)	5.36			(835,302)	43.01
Outstanding at June 30, 2026	1,244,442	$6.31	5.15	$262.9	366,660	$43.50	0.07	$—
Vested at June 30, 2026 or expected to vest in the future	1,234,795	$6.34	5.12	$253.9	366,660	$43.50	0.07	$—
Vested at June 30, 2026	1,087,130	$6.83	4.62	$143.3	366,660	$43.50	0.07	$—

Restricted Stock
During the six months ended June 30, 2026 and 2025, the Company issued restricted stock for services as follows (in thousands, except share data):

	Six Months Ended June 30,
	2026	2025
Number of restricted stock issued	199,900	215,550
Value of restricted stock issued	$394	$819

The weighted average estimated fair value of restricted stock issued for services in the six months ended June 30, 2026 and 2025 was $1.97 and $3.80 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally between one and four years.

Index
The following is a summary of the changes in non-vested restricted stock for the six months ended June 30, 2026:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2025	265,036	$3.46

Changes during the Year:
Granted	199,900	$1.97
Vested	(172,848)	$2.95
Forfeited	(5,348)	$2.70
Non-vested at June 30, 2026	286,740	$2.75

Restricted Stock Units
During the six months ended June 30, 2026 and 2025, the Company issued restricted stock units for services as follows (in thousands, except share data):

	Six Months Ended June 30,
	2026	2025
Number of restricted stock units issued	152,280	78,945
Value of restricted stock units issued	$300	$300

The weighted average estimated fair value of restricted stock units issued for services in the three months ended June 30, 2026 and 2025 was $1.97 and $3.80 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.
The following is a summary of the changes in non-vested restricted stock units for the six months ended June 30, 2026:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2025	78,945	$3.80

Changes during the Year:
Granted	152,280	$1.97
Vested	(78,945)	$3.80
Forfeited	—	$—
Non-vested at June 30, 2026	152,280	$1.97

Note 9 – Share-Based Compensation
Share-Based Compensation
The Company utilizes share-based compensation in the form of stock options, restricted stock, restricted stock units and warrants. The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2026 and 2025 (in thousands):

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$36	$27	$107	$153
General and administrative	178	212	471	616
Total share-based compensation expense	$214	$239	$578	$769

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at June 30, 2026 were as follows (in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$224	$158	$598
Expected weighted-average period in years of compensation cost to be recognized	1.74	0.53	1.82

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Stock Options		Warrants
	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total fair value of shares vested	$218	$264	$—	$150
Weighted average estimated fair value of shares granted	$1.34	$2.60	$—	$—

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

Index
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
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the tax effects of changes in tax rates and tax law be recognized in the period in which the legislation is enacted. The Company completed its initial assessment of OBBBA for the year ended December 31, 2025. The OBBBA enacted new Section 174A, which permanently allows taxpayers to fully expense domestic research or experimental (R&E) expenditures paid or incurred in taxable years beginning after December 31, 2024, and also provides transition rules permitting taxpayers to deduct unamortized domestic R&E expenditures paid or incurred in 2022 through 2024.
The Company elected the one-year recovery method to deduct in full, in its first taxable year beginning after December 31, 2024, the remaining unamortized amount of its pre-2025 domestic R&E expenditures. The Company also changed its tax accounting method for domestic R&E expenditures paid or incurred in taxable years beginning after December 31, 2024, to the Section 174A(a) deduction method, under which such expenditures are deducted in the taxable year paid or incurred.
The Company evaluated the effects of OBBBA and related guidance, including the elections and method changes described above, on its income tax provision for the six months ended June 30, 2026. The Company concluded that these provisions did not materially affect its condensed consolidated financial statements. The Company continues to monitor additional implementation guidance and enacted state tax conformity changes.

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

Index
allocation to its development programs. The CODM uses cash and marketable securities as a measure of segment assets in managing the enterprise.
The Company had revenue of $0 and $0 for the three and six months ended June 30, 2026, respectively, and $70 thousand and $70 thousand for the three and six months ended June 30, 2025, respectively. Depreciation and amortization expense was $3 thousand and $5 thousand for the three and six months ended June 30, 2026, respectively and $44 thousand and $87 thousand for the three and six months ended June 30, 2025, respectively. The following table illustrates our segment information for significant operating expenses and includes a reconciliation to net loss for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$70	$—	$70

Operating Expenses:
Research and development by significant expense:
BOLSTER trial	$(270)	$605	$(320)	1,393
ASCEND trial	27	32	201	53
Chemistry, manufacturing and controls	199	167	390	387
Clinical department	586	991	1,354	2,148
Other (1)	42	458	162	875
Research and development	584	2,253	1,787	4,856

General and administrative by significant expense:
Corporate	1,483	1,157	2,816	2,302
Investor relations/public relations/communications	214	309	451	640
Finance	598	538	1,183	1,167
Legal	760	327	1,854	551
Business development	156	140	305	267
Share based compensation expense	178	212	471	616
Other (2)	19	2	66	387
General and administrative	3,408	2,685	7,146	5,930

Operating loss	(3,992)	(4,868)	(8,933)	(10,716)

Other income, net	1,063	209	1,128	371
Benefit from income taxes	—	—	(387)	(962)
Net loss	$(2,929)	$(4,659)	$(7,418)	$(9,383)

Cash and marketable securities	$10,443	$21,970
(1) Included in Other are the GBM study, FORTIFIDE study and research oncology expenses
(2) Included in Other are facilities expense, human resource and information technology expenses

Note 12 – Australia Research and Development Tax Incentive

The Company’s Australian subsidiary, which conducts core research and development activities, is eligible to receive a refundable tax incentive between 43.5% to 48.5% (depending upon the income tax rate) for qualified research and development activities. As of June 30, 2026 and December 31, 2025, the Company had $0.2 million and $0.7 million, respectively, recorded

Index
as an income tax incentive receivable in prepaid and other current assets in the consolidated balance sheets, as the Company determined that the expenses met the eligibility criteria and the amounts claimed are expected to be received shortly after the related tax returns are filed. On February 4, 2026 the Company's Australian subsidiary received a $0.7 million tax refund from the Australian Taxation Office related to the 2024 tax year.

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
On March 15, 2024, the Company purchased a Simple Agreement for Future Equity ("SAFE") from Impilo for $100 thousand. On July 12, 2024, the Company purchased an additional SAFE from Impilo for $30 thousand. As of June 30, 2026 and December 31, 2025, the Company owned 38.6% of Impilo. These investments were expensed under the equity method of accounting in the prior year in other expense, net in the accompanying statement of operations. The SAFE has a valuation cap of $30.0 million and an 80% discount rate.
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
SBP did not own shares of the Company’s common stock as of June 30, 2026.

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

Index
Note 17 – Subsequent Events
Termination of Merger Agreement

On July 24, 2026, the Company terminated the previously announced Agreement and Plan of Merger, dated as of March 6, 2026, by and among Kuva Labs Inc., a Delaware corporation (“Parent”) and Kuva Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”), and the Company (as amended, the “Merger Agreement”), pursuant to Section 8.3(a) of the Merger Agreement (the “Termination”).
Reduction in Force
On August 3, 2026, the board of directors (the “Board”) of the Company approved a reduction in workforce by approximately 72%, effective immediately. The decision was based on cost-reduction initiatives intended to reduce the Company’s ongoing operating expenses and maximize shareholder value as the Company plans to pursue strategic options. Affected employees were offered separation benefits, including severance payments along with temporary healthcare coverage assistance for certain employees. The Company estimates that it will incur approximately $1.2 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits, which are expected to be incurred through the quarter ending September 30, 2026. This will be offset by a reversal of approximately $0.4 million in accrued bonus expense related to the terminated employees, as it was determined such bonuses will not be paid upon termination. The charges the Company expects to incur in connection with this reduction in workforce are subject to a number of assumptions, risks and uncertainties, and actual results may materially differ. The Company may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, these actions.
In connection with the reduction in workforce approved by the Board on August 3, 2026, effective as of August 3, 2026, the employment of Dr. Kristen K. Buck, M.D., the Company’s Executive Vice President of R&D and Chief Medical Officer was terminated. Pursuant to the Amended and Restated Employment Agreement, dated as of June 10, 2025, between the Company and Dr. Buck (the “Buck Employment Agreement”), Dr. Buck’s departure from the Company will constitute a termination without Cause (as defined in the Buck Employment Agreement), and, in accordance therewith, subject to Dr. Buck executing a release in favor of the Company, Dr. Buck will be entitled to receive an amount equal to 12 months of her base salary and target bonus compensation and the Company shall pay COBRA premiums for Dr. Buck and her covered dependents for a period of up to 12 months.
In addition, on August 3, 2026, the Board approved a cash retention bonus to James Nisco, the Company’s Senior Vice President, Finance and Treasury and Chief Accounting Officer, in the amount of $200,000. The cash bonus is payable within thirty (30) days of, and subject to continued employment with the Company through, December 31, 2026; provided that if the applicable executive’s employment is terminated by the Company without “Cause”, then the retention bonus shall be payable within thirty (30) days of the executive’s execution and non-revocation of a release of claims.
Litigation against Kuva
On July 31, 2026, the Company commenced an action in the Court of Chancery of the State of Delaware suing Parent and Purchaser over their breach of the Merger Agreement. Among other things, the Company is seeking payment of the termination fee and damages for the benefits its stockholders expected in connection with the transaction.

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

Recent Developments
Termination of Merger Agreement
On July 24, 2026, we terminated the previously announced Agreement and Plan of Merger, dated as of March 6, 2026, by and among Kuva Labs Inc., a Delaware corporation (“Parent”) and Kuva Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”), and us (as amended, the “Merger Agreement”), pursuant to Section 8.3(a) of the Merger Agreement (the “Termination”). Pursuant to the Merger Agreement, Purchaser agreed to acquire all of our outstanding shares of common stock, par value, $0.001 per share (the “Common Shares”), validly tendered and not validly withdrawn through a tender offer (the “Offer”), at a purchase price of (i) $4.00 per Common Share, net to the seller in cash, without interest, plus (ii) one contingent value right (each, a “CVR”), representing the contractual right to receive two contingent cash payments up to an aggregate of $3.00 per CVR subject to the achievement of certain milestones, in accordance with the terms and subject to the conditions of a contingent value rights agreement. The Offer was to be followed by a merger to acquire all remaining outstanding Common Shares for the same per share consideration paid in the Offer. For a summary of the material terms of the Merger Agreement and the Offer, please see our Current Reports on Form 8-K filed with the Securities and Exchange Commission on March 9, 2026, April 3, 2026, May 4, 2026, May 29, 2026, June 9, 2026 and July 17, 2026 and our Solicitation/Recommendation Statement on Schedule 14D-9 and related amendments filed with the Securities and Exchange Commission on June 10, 2026, July 2, 2026, July 13, 2026, July 17, 2026 and July 21, 2026. During the three and six months ended June 30, 2026, the Company received payments totaling $1,000,000 from Kuva related to the Merger Agreement, which are recorded in Other income (expense), net in the Consolidated Statements of Operations.
The Termination followed Parent and Purchaser’s failure to accept for payment all Common Shares validly tendered and not validly withdrawn pursuant to the Offer after the expiration of the Offer one minute after 11:59 p.m., New York City Time, on July 20, 2026. Parent informed us that Parent had been unable to obtain sufficient financing for purposes of funding the Offer and instructed Equiniti Trust Company, LLC, in its capacity as depositary and paying agent for the Offer, to return the Common Shares tendered in the Offer to the holders thereof.

Index
As a result of the Termination, Parent was obligated under the Merger Agreement to pay us a termination fee of $2,000,000. In addition, we reserved all rights to seek all available legal remedies, including without limitation, damages for Willful Breach (as defined in the Merger Agreement) and any Enforcement Costs (as defined in the Merger Agreement). On July 31, 2026, we commenced an action in the Court of Chancery of the State of Delaware suing Parent and Purchaser over their breach of the Merger Agreement. Among other things, we are seeking payment of the termination fee and damages for the benefits our stockholders expected in connection with the transaction. There can be no assurance that we will be able to obtain damages from Parent or Purchaser, even to the extent legally available in any litigation that we may pursue, due to our limited financial resources available to fund related litigation and to Parent’s or Purchaser’s potential inability to satisfy with its existing assets any judgment that we might obtain.
Reduction in Force
On August 3, 2026, our board of directors (the “Board”) approved a reduction in workforce by approximately 72%, effective immediately. The decision was based on cost-reduction initiatives intended to reduce our ongoing operating expenses and maximize shareholder value as we plan to pursue strategic options. Affected employees were offered separation benefits, including severance payments along with temporary healthcare coverage assistance for certain employees. We estimate that we will incur approximately $1.2 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits, which are expected to be incurred through the quarter ending September 30, 2026. This will be offset by a reversal of approximately $0.4 million in accrued bonus expense related to the terminated employees, as it was determined such bonuses will not be paid upon termination. The charges we expect to incur in connection with this reduction in workforce are subject to a number of assumptions, risks and uncertainties, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, these actions.
In connection with the reduction in workforce approved by the Board on August 3, 2026, effective as of August 3, 2026, the employment of Dr. Kristen K. Buck, M.D., our Executive Vice President of R&D and Chief Medical Officer was terminated. Pursuant to the Amended and Restated Employment Agreement, dated as of June 10, 2025, between us and Dr. Buck (the “Buck Employment Agreement”), Dr. Buck’s departure from our company will constitute a termination without Cause (as defined in the Buck Employment Agreement), and, in accordance therewith, subject to Dr. Buck executing a release in favor of us, Dr. Buck will be entitled to receive an amount equal to 12 months of her base salary and target bonus compensation and we shall pay COBRA premiums for Dr. Buck and her covered dependents for a period of up to 12 months.

Review of Strategic Alternatives
Our board of directors is assessing strategic options to enhance stockholder value, which may include, but are not limited to, an acquisition, merger, reverse merger, other business combination, sales of assets, liquidation and dissolution or other strategic transactions. There can be no assurance that the process to identify strategic alternatives for our business will result in a successfully consummated transaction. If we are unable to identify a viable strategic alternative or if such a transaction is not completed in a timely manner, or if we are unable to raise additional capital sufficient to fund our operations, our board of directors may determine to pursue liquidation and dissolution or other wind down of our business. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic options.
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

Index
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
Certepetide was also the subject of a Phase 2b trial in first-line mPDAC patients, the ASCEND trial. We collaborated with the academic sponsor of the ASCEND trial, the Australasian Gastrointestinal Clinical Trials Group (AGITG) now called GI Cancer Trials along with the University of Sydney to conduct the study at 25 sites in Australia and New Zealand. The Phase 2 double-blind, randomized (2:1), placebo-controlled, multi-center ASCEND trial evaluated certepetide in combination with SoC chemotherapy (gemcitabine and nab-paclitaxel) for the treatment of mPDAC. The original ASCEND protocol included one dosing scheme for certepetide. Following the acquisition of Cend Therapeutics and, by extension, certepetide in September 2022, Lisata collaborated with AGITG to amend the protocol to ensure it respected international regulatory standards. Thus, endpoints typically recognized by regulators as primary in registration studies and more effective in guiding next stages of clinical development (e.g., overall survival), were added. The amended protocol was designed to assess the efficacy of two different dosing regimens of certepetide in two separate cohorts: Cohort A, where 95 patients received a single intravenous (IV) dose of certepetide 3.2 mg/kg or placebo in combination with SoC, and Cohort B, where 63 patients received two IV doses of certepetide 3.2 mg/kg or placebo administered 4 hours apart in combination with SoC. The preliminary data from Cohort A were reported at the ASCO GI meeting on January 24, 2025, demonstrating a median overall survival (mOS) of 12.68 months

Index
for the certepetide treated group, compared to 9.72 months for the placebo treated group. Despite a numerical trend in 6-month PFS favoring the certepetide treatment group, no significant improvement in median PFS was observed (mPFS of 5.5 months in both groups). However, the objective response rate (ORR) benefit is positive with 4/65 (6.2%) complete responses in the certepetide treated group, compared to 0/28 (0%) the placebo treated group. The preliminary data from Cohort B were presented at the ESMO-GI meeting in July 2025, demonstrating a six-month progression-free survival (“6MPFS”) of 60.8% for the certepetide-treated group, whereas the 6MPFS in the placebo-treated group was 25%. Median progression-free survival (“mPFS”) was 7.5 months for the certepetide-treated group and 4.7 months for the placebo-treated group. Objective response rate (“ORR”) was 45.2% for the certepetide-treated group and 19% for the placebo-treated group. Median overall survival (“mOS”) was 10.32 months for the certepetide-treated group compared to 9.23 months for the placebo-treated group. A comparison of the preliminary data from Cohorts A and B indicated that the addition of two doses of certepetide (Cohort B regimen) to SoC chemotherapy resulted in a clinically meaningful improvement in both PFS and ORR for patients with mPDAC. We believe that these clinically significant findings provide compelling support for the continued and expedited investigation of certepetide as a novel therapeutic agent for the treatment of metastatic pancreatic cancer. The adverse event profile of Cohorts A and B remain similar in subjects treated with certepetide compared to placebo, confirming previous observations of certepetide’s benign safety profile. Additional data from Cohorts A and B was presented at the ESMO annual meeting in October 2025 with a final study report of the ASCEND study anticipated to be made available in 2026.
Additionally, certepetide is the subject of clinical trials being conducted globally in a variety of solid tumor types and in combination with several chemotherapy and immunotherapy anti-cancer regimens. These include three investigator-initiated trials: a Phase 2a trial in glioblastoma multiforme (GBM) in patients with newly diagnosed GBM, a Phase 1b/2a trial (iLSTA) in locally advanced non-resectable pancreatic ductal adenocarcinoma, and a Phase 1b/2a trial (CENDIFOX) in pancreatic, colon, and appendiceal cancers. Data announcements and final study reports from these investigator-initiated trials are entirely within the purview of the academic sponsors. Lisata’s Phase 2a BOLSTER trial, evaluating a single 3.2 mg/kg dose of certepetide in combination with standards of care in first and second-line cholangiocarcinoma completed and demonstrated no evidence of benefit or increase in adverse events when a single 3.2 mg/kg dose of certepetide was added to standard of care.
Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table summarizes our results of operations for the three months ended June 30, 2026 and June 30, 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Revenue	$—	$70	$(70)

Operating Expenses:
Research and development	$584	$2,253	$(1,669)
General and administrative	3,408	2,685	723
Total operating expenses	3,992	4,938	(946)
Loss from operations	(3,992)	(4,868)	876
Total other income	1,063	209	854
Benefit from income taxes	—	—	—
Net loss	$(2,929)	$(4,659)	$1,730
 Overall, net losses were $2.9 million for the three months ended June 30, 2026, compared to $4.7 million for the three months ended June 30, 2025.
Revenue
We did not have any revenue for the three months ended June 30, 2026. For the three months ended June 30, 2025, revenue totaled $70 thousand in connection with an upfront license fee related to a research license agreement.

Index

Operating Expenses
For the three months ended June 30, 2026, operating expenses totaled $4.0 million, compared to $4.9 million for the three months ended June 30, 2025, representing a decrease of $0.9 million or 19.2%. Operating expenses are comprised of the following:
•Research and development expenses were approximately $0.6 million for the three months ended June 30, 2026, compared to $2.3 million for the three months ended June 30, 2025, representing a decrease of $1.7 million or 74.1%. This was primarily due to a reduction in expenses associated with our Phase 2a proof-of-concept Bolster trial which completed in the prior year and a reduction in clinical department expenses as a result of the elimination of several positions during the prior year.
•General and administrative expenses were approximately $3.4 million for the three months ended June 30, 2026, compared to $2.7 million for the three months ended June 30, 2025, representing an increase of $0.7 million or 26.9%. This was primarily due to an increase in legal fees and consulting expenses in connection with the proposed acquisition by Kuva Labs Inc.
Historically, to minimize our use of cash, we have used a variety of equity instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.
Other Income
Total other income was $1.1 million for three months ended June 30, 2026, compared to $0.2 million for the three months ended June 30, 2025, representing an increase of $0.9 million primarily due to a $1.0 million receipt from Kuva related to the Merger Agreement partially offset by a reduction of investment income of $0.1 million from cash and cash equivalents as a result of lower investment balances.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table summarizes our results of operations for the six months ended June 30, 2026 and June 30, 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Revenue	$—	$70	$(70)

Operating Expenses:
Research and development	1,787	4,856	(3,069)
General and administrative	7,146	5,930	1,216
Total operating expenses	8,933	10,786	(1,853)
Loss from operations	(8,933)	(10,716)	1,783
Total other income	1,128	371	757
Benefit from income taxes	(387)	(962)	(575)
Net loss	$(7,418)	$(9,383)	$1,965

Revenue

Index
We did not have any revenue for the six months ended June 30, 2026. For the six months ended June 30, 2025, revenue totaled $70 thousand in connection with an upfront license fee related to a research license agreement.

Operating Expenses
For the six months ended June 30, 2026, operating expenses totaled $8.9 million, compared to $10.8 million for the six months ended June 30, 2025, representing a decrease of $1.9 million or 17.2%. Operating expenses are comprised of the following:
•Research and development expenses were approximately $1.8 million for the six months ended June 30, 2026, compared to $4.9 million for the six months ended June 30, 2025, representing a decrease of $3.1 million or 63.2%. This was primarily due to a reduction in expenses associated with our Phase 2a proof-of-concept Bolster trial which completed in the prior year and a reduction in clinical department expenses as a result of the elimination of several positions during the prior year.
•General and administrative expenses were approximately $7.1 million for the six months ended June 30, 2026, compared to $5.9 million for the six months ended June 30, 2025, representing an increase of $1.2 million or 20.5%. This was primarily due to an increase in legal fees and consulting expenses in connection with the proposed acquisition by Kuva Labs Inc. partially offset by severance costs in the prior year and lower equity expense in the current year.
Historically, to minimize our use of cash, we have used a variety of equity instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.
Other Income (Expense)
Total other income (expense) is comprised primarily of investment income from cash, cash equivalents and marketable securities and losses on sales of our New Jersey net operating losses for the six months ended June 30, 2026 and 2025.
Total other income was $1.1 million for the six months ended June 30, 2026, compared to $0.4 million for the six months ended June 30, 2025, representing an increase of $0.8 million primarily due to a $1.0 million receipt from Kuva related to the Merger Agreement partially offset by a reduction of investment income of $0.3 million from cash and cash equivalents as a result of lower investment balances.
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

Index
Analysis of Liquidity and Capital Resources
As of June 30, 2026, we had cash and cash equivalents of approximately $10.4 million, working capital of approximately $8.0 million, and stockholders’ equity of approximately $8.2 million.
During the six months ended June 30, 2026, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash (used in) or provided by, operating, investing and financing activities were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(5,732)	$(9,358)
Net cash provided by investing activities	—	9,936
Net cash provided by financing activities	210	41

Operating Activities
Our cash used in operating activities during the six months ended June 30, 2026 was $5.7 million, which is comprised of (i) our net loss of $7.4 million, adjusted for non-cash expenses totaling $0.6 million (which includes adjustments for equity-based compensation and depreciation), and (ii) changes in operating assets and liabilities providing approximately $1.1 million.
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
Investing Activities
Our cash provided by investing activities during the six months ended June 30, 2026 totaled $0.
Our cash provided by investing activities during the six months ended June 30, 2025 totaled $9.9 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities).
Financing Activities
Our cash provided by financing activities during the six months ended June 30, 2026 totaled $0.2 million and consisted primarily of warrant exercise proceeds of $0.2 million, option exercise proceeds of $0.1 million partially offset by tax withholding-related payments on net share settlement equity awards to employees of $0.2 million.
Our cash used in financing activities during the six months ended June 30, 2025 totaled $41.0 thousand and consisted of $0.3 million in proceeds primarily from the issuance of shares through our ATM Agreement (as defined below) partially offset by tax withholding-related payments on net share settlement equity awards to employees of $0.3 million.
Liquidity and Capital Requirements Outlook
As of June 30, 2026, we had cash and cash equivalents of approximately $10.4 million. We will need to raise additional capital to fund our operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding will be obtainable on terms satisfactory to us.
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
To meet our short and long-term liquidity needs, including severance payments, we expect to use existing cash balances. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets. In addition, we have sued Kuva to receive the termination fee under the Merger Agreement and for damages for the benefits our stockholders expected in connection with the transaction. However, there can be no assurance that we will be able to obtain the termination fee or damages from Kuva. Our history of operating losses and liquidity challenges may make it difficult for us to raise capital on acceptable terms or at all. The demand

Index
for the equity and debt of pharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. On July 24, 2026, following the termination of the Merger Agreement, we announced that our board of directors initiated a process to explore a range of strategic options to enhance stockholder value, which may include, but are not limited to, an acquisition, merger, reverse merger, other business combination, sales of assets, dissolution or other strategic transactions. Our board of directors continues to evaluate potential strategic alternatives. We expect to continue devoting significant time and resources and to incur expenses in identifying and evaluating strategic alternatives for our company, which could have a material adverse effect on our business. A considerable portion of these expenses will be incurred regardless of whether a transaction is completed. Any such expenses will decrease the remaining cash available for use in our business.
As a result of our reduction in force of approximately 72% of our employees, we estimate that we will incur approximately $1.2 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. The charges we expect to incur in connection with this reduction in workforce are subject to a number of assumptions, risks and uncertainties, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, these actions.
In the event that we do not successfully identify a viable strategic alternative, or consummate such a transaction, or if we are unable to raise sufficient capital to fund our operations, our board of directors may determine to pursue a liquidation and dissolution or other wind down of our business. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2026, compared to those reported in our 2025 Form 10-K.

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

Index
As of June 30, 2026, we evaluated, with the participation of our management, including our Evaluating Officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Evaluating Officers concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Evaluating Officers, as appropriate to allow timely decisions regarding required disclosure.
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
Our activities to review and pursue strategic alternatives may not result in a strategic transaction, and even if we do consummate a strategic transaction, there is no assurance that it will deliver the benefits we expect or enhance stockholder value.

On July 24, 2026, following the termination of the Merger Agreement with Kuva and Kuva Acquisition Corp., we announced that our board of directors initiated a process to explore a range of strategic options to enhance stockholder value, which may include, but are not limited to, an acquisition, merger, reverse merger, other business combination, sales of assets, liquidation and dissolution or other strategic transactions. Our board of directors continues to evaluate potential strategic alternatives.
We have not set a definitive timetable for completion of this process, and there can be no assurance regarding the results or outcome of this process. It is possible that we may not pursue a strategic alternative as a result of this process, that a strategic alternative that has been pursued may not be attractive, or that a strategic alternative may not ultimately be consummated. As part of the process, our board of directors will consider a full range of strategic alternatives, including, but not limited to, those identified in range of strategic alternatives described above.
We expect to continue devoting significant time and resources and to incur expenses in identifying and evaluating strategic alternatives for our company, which could have a material adverse effect on our business. A considerable portion of these expenses will be incurred regardless of whether a transaction is completed. Any such expenses will decrease the remaining cash available for use in our business. In addition, potential strategic transactions that require stockholder approval may not be approved by our stockholders or, if required, a counterparty’s stockholders. Further, any strategic transaction that is completed ultimately may not deliver the benefits we expect or enhance stockholder value.
Pursuing or consummating any strategic transaction may disrupt our management or business, require us to incur non-recurring or other charges, increase our near and long-term expenditures, and may pose significant integration challenges, which could adversely affect our operations and financial results. Accordingly, there can be no assurance that we will undertake or successfully complete any strategic transactions of the nature described above and any transactions that we do complete may be subject to the foregoing or other risks and could have a material adverse effect on our business, financial condition and prospects.
In the event that we do not successfully identify a viable strategic alternative, or consummate such a transaction, or if we are unable to raise sufficient capital to fund our operations, our board of directors may determine to pursue a liquidation and dissolution or other wind down of our business. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify strategic alternatives for our business will result in a successfully consummated transaction. If we are unable to identify a viable strategic alternative or if such a transaction is not completed in a timely manner, or if we are unable to raise additional capital sufficient to fund our operations, our board of directors may determine to pursue a liquidation and dissolution or other wind down of our business. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic options.
In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our business, we would be required under Delaware law (in addition to paying the costs of the liquidation) to pay our outstanding obligations, as well as to make reasonable provisions for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion or all of our assets may need to be reserved pending the satisfaction of such obligations. In addition, we may be subject to litigation or other claims

Index
related to a liquidation and dissolution of our business. If a liquidation and dissolution are pursued, our board of directors, in consultation with its legal and financial advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve.
Accordingly, holders of our securities may suffer a total loss of their investment.
Although we have commenced legal proceedings against Kuva relating to its breach of the Merger Agreement, we are uncertain if we will be successful in obtaining the termination fee and damages from Kuva.

As a result of Kuva’s breach and our termination of the Merger Agreement, Kuva is obligated under the Merger Agreement to pay us a termination fee of $2,000,000. In addition, we reserved all rights to seek all available legal remedies, including without limitation, damages for willful breach (as defined in the Merger Agreement) and any enforcement costs (as defined in the Merger Agreement). Accordingly, we have commenced legal proceedings against Kuva. There can be no assurance that we will be able to obtain damages from Kuva due to our limited financial resources available to fund related litigation and to Kuva’s potential inability to satisfy with its existing assets any judgment that we might obtain.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The Exhibit Index appearing immediately after the signature page to this Form 10-Q is incorporated herein by reference.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LISATA THERAPEUTICS, INC.
August 6, 2026	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: President & Chief Executive Officer (Principal Executive Officer)
August 6, 2026	By: /s/ James Nisco Name: James Nisco Title: SVP, Finance and Treasury and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

LISATA THERAPEUTICS, INC.
FORM 10-Q

Exhibit Index

2.1		Amendment to Agreement and Plan of Merger, dated May 29, 2026, by and among Lisata Therapeutics, Inc., Kuva Labs Inc. and Kuva Acquisition Corp. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 29, 2026)
2.2		Amendment and Waiver to Agreement and Plan of Merger, dated June 8, 2026, by and among Lisata Therapeutics, Inc., Kuva Labs Inc. and Kuva Acquisition Corp. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 9, 2026)
2.3		Form of Contingent Value Rights Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 29, 2026)
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.
**	Furnished herewith.