Form 10-Q
period 2026-09-30
LISATA THERAPEUTICS, INC.
filed 2026-11-13
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 13, 2026
Common stock, $0.001 par value per share	10,804,066	shares

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report (this “Quarterly Report”) contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements, including, without limitation, all statements related to any expectations of revenues, expenses, cash flows, earnings or losses from operations, cash required to maintain current and planned operations, capital or other financial items; any statements of the plans, strategies and objectives of management for future operations; any plans or expectations with respect to product research, development and commercialization, including regulatory approvals; any other statements of expectations, plans, intentions or beliefs; and any statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “plan,” “project,” “forecast,” “outlook,” “intend,” “may,” “will,” “expect,” “likely,” “believe,” “could,” “anticipate,” “estimate,” “continue,” “target” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”). We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance, levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:

•our ability to successfully integrate the operations of the Company and Marea (as defined below) and to realize the anticipated benefits of our acquisition of Marea, including the advancement of the combined pipeline and the need to hire additional employees and our ability to attract and retain our personnel, including key personnel;

•the outcome of our litigation against Kuva Labs, Inc. (“Kuva”) and Kuva Acquisition Corp. (“Purchaser”) relating to their failure to accept and pay for the shares tendered by our stockholders and the breach of our merger agreement with Kuva and Purchaser (the “Kuva Merger Agreement”);

•our ability to continue as a going concern;

•the sufficiency of our cash, cash equivalents and restricted cash to fund our future operating expenses and capital expenditure requirements;

•our estimates regarding future expenses, our ability to obtain sufficient capital or strategic business arrangements to fund our operations, including collecting amounts owed to us under various licensing and other strategic arrangements, meeting our financial obligations under various licensing and other strategic arrangements, our capital requirements and need for additional financing;

•the implementation of our strategic plans for our business and product candidates, including our plans following our acquisition of Marea;

•our ability to develop our product candidates in our target indications, including MAR001/005 for severe hypertriglyceridemia (sHTG) and MAR002 for acromegaly;

•the timing, progress and focus of our ongoing and future clinical trials, and the reporting of data from those trials;

•the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other favorable results;

•our plans relating to the clinical development of our product candidates, including the disease areas to be evaluated;

•our ability to obtain and maintain regulatory approval of our product candidates;

•our plans relating to commercializing our product candidates, if approved;

•our estimates of the patient populations addressable by our product candidates, if approved, and the number of participants that will enroll in our ongoing and planned clinical trials;

Index
•the size of the market opportunity for our product candidates and our ability to maximize those opportunities;

•the success of competing therapies that are or may become available;

•the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates;

•our plans relating to the further development and manufacturing of our product candidates, including for additional indications that we may pursue;

•our ability to comply with existing regulations and adjust to regulatory developments in the United States and other jurisdictions;

•our reliance on third parties to conduct and support manufacturing, clinical trials and clinical development;

•our ability to retain the continued services of our key personnel and to identify, hire and then retain additional qualified personnel;

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
•the extent to which any future public health crisis and their long-term effects may impact, directly or indirectly, our business, including our clinical trials and financial condition; and
•unfavorable macroeconomic conditions or market volatility resulting from global economic conditions or geopolitical developments, including supply chain issues, inflationary pressures, market volatility, international tariffs, trade protection measures, economic sanctions, economic slowdowns or recessions, acts of war and civil and political unrest; and
•other factors discussed in “Risk Factors” herein and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 (our “2025 Form 10-K”).
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

Index

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Cash and cash equivalents	$282,717	$15,956
Prepaid and other current assets	5,034	1,747
Total current assets	287,751	17,703
Property and equipment, net	177	18
Intangible assets, net	292,900	—
Goodwill	64,735	—
Other assets	2,847	23
Total assets	$648,410	$17,744

LIABILITIES, MEZZANINE EQUITY, NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$6,571	$1,019
Accrued liabilities	13,846	2,052
Total current liabilities	20,417	3,071
Deferred tax liabilities, net	29,436	—
Other long-term liabilities	6,917	72
Total liabilities	56,770	3,143
Contingencies (Note 16)
Mezzanine Equity
Series C Non-Voting Convertible Preferred Stock,$0.01 par value, authorized 390,000 shares; issued and outstanding 362,233 shares as of September 30, 2026 and none as of December 31, 2025	$573,325	—
Share-based awards for Series C Non-Voting Convertible Preferred Stock	10,672
Stockholders' Equity
Common stock, $0.001 par value, authorized 500,000,000 shares; issued 10,804,804 and 8,834,613 shares at September 30, 2026 and December 31, 2025, respectively; and outstanding, 10,804,066 and 8,833,875 shares at September 30, 2026 and December 31, 2025, respectively	11	9
Additional paid-in capital	587,188	580,243
Treasury stock, at cost; 738 shares at September 30, 2026 and December 31, 2025	(708)	(708)
Accumulated deficit	(578,857)	(564,652)
Accumulated other comprehensive income (loss)	9	(37)
Total Lisata Therapeutics, Inc. stockholders' equity	7,643	14,855
Non-controlling interests	—	(254)
Total equity	7,643	14,601
Total liabilities, mezzanine equity, non-controlling interests and stockholders' equity	$648,410	$17,744

See accompanying notes to consolidated financial statements.

Index

LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$70

Operating Expenses:
Research and development	5,206	1,959	6,994	6,815
General and administrative	4,824	2,455	11,970	8,385
Total operating expenses	10,030	4,414	18,964	15,200

Operating loss	(10,030)	(4,414)	(18,964)	(15,130)

Other income (expense):
Investment income, net	273	183	473	665
Other income (expense), net	(3,056)	(18)	(2,127)	(129)
Total other income (expense)	(2,783)	165	(1,654)	536

Net loss before benefit from income taxes and noncontrolling interests	(12,813)	(4,249)	(20,618)	(14,594)
Benefit from income taxes	(6,026)	—	(6,413)	(962)
Net loss	$(6,787)	$(4,249)	$(14,205)	$(13,632)
Less - net income (loss) attributable to noncontrolling interests	—	—	—	—
Net loss attributable to Lisata Therapeutics, Inc. common stockholders	$(6,787)	$(4,249)	$(14,205)	$(13,632)

Basic and diluted loss per share
Lisata Therapeutics, Inc. common stockholders	$(0.73)	$(0.49)	$(1.55)	$(1.58)

Weighted average common shares outstanding
Basic and diluted shares	9,305	8,738	9,140	8,649

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(6,787)	$(4,249)	$(14,205)	$(13,632)

Other comprehensive gain (loss):
Available for sale securities - net unrealized gain	—	1	—	4
Cumulative translation adjustment arising during the period	26	7	46	35
Total other comprehensive gain	26	8	46	39

Comprehensive loss attributable to Lisata Therapeutics, Inc. common stockholders	$(6,761)	$(4,241)	$(14,159)	$(13,593)

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at June 30, 2025	8,627	$9	$579,227	$(50)	$(557,449)	$(708)	$21,029	$(254)	$20,775
Net loss	—	—	—	—	(4,249)	—	(4,249)	—	(4,249)
Share-based compensation	—	—	232	—	—	—	232	—	232
Net proceeds from issuances of common stock	130	—	353	—	—	—	353	—	353
Unrealized gain on marketable securities	—	—	—	1	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	7	—	—	7	—	7
Balance at September 30, 2025	8,757	$9	$579,812	$(42)	$(561,698)	$(708)	$17,373	$(254)	$17,119

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount
Balance at December 31, 2024	8,410	$8	$578,418	$(81)	$(548,066)	$(708)	$29,571	$(254)	$29,317
Net loss	—	—	—	—	(13,632)	—	(13,632)	—	(13,632)
Share-based compensation	129	—	748	—	—	—	748	—	748
Net proceeds from issuances of common stock	214	1	638	—	—	—	639	—	639
Proceeds from option exercises	4	—	8	—	—	—	8	—	8
Unrealized gain on marketable securities	—	—	—	4	—	—	4	—	4
Foreign currency translation adjustment	—	—	—	35	—	—	35	—	35
Balance at September 30, 2025	8,757	$9	$579,812	$(42)	$(561,698)	$(708)	$17,373	$(254)	$17,119

Index

	Mezzanine Equity		Stockholders' Equity
	Series C Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2026	—	$—	9,120	$9	$581,030	$(17)	$(572,070)	$(708)	$8,244	$(254)	$7,990
Net loss	—	—	—	—	—	—	(6,787)	—	(6,787)	—	(6,787)
Issuance of Series C preferred stock- PIPE	151	212,063	—	—	—	—	—	—	—	—	—
Issuance of Series C preferred stock- acquisition of Marea Therapeutics	208	361,262	—	—	—	—	—	—	—	—	—
Issuance of Series C preferred stock options- Marea	4	10,672	—	—	1,853	—	—	—	1,853	—	1,853
Issuance of common stock- acquisition of Marea Therapeutics	—	—	1,793	2	3,118	—	—	—	3,120	—	3,120
Marea Therapeutics stock options assumed	—	—	—	—	888	—	—	—	888	—	888
Share-based compensation	—	—	(108)	—	553	—	—	—	553	—	553
Dissolution of non-controlling interest	—	—	—	—	(254)	—	—	—	(254)	254	—
Foreign currency translation adjustment	—	—	—	—	—	26	—	—	26	—	26
Balance at September 30, 2026	363	$583,997	10,805	$11	$587,188	$9	$(578,857)	$(708)	$7,643	$—	$7,643

Index

	Mezzanine Equity		Stockholders' Equity
	Series C Non-Voting Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Lisata Therapeutics, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	—	—	8,835	$9	$580,243	$(37)	$(564,652)	$(708)	$14,855	$(254)	$14,601
Net loss	—	—	—	—	—	—	(14,205)	—	(14,205)	—	(14,205)
Issuance of Series C preferred stock- PIPE	151	212,063	—	—	—	—	—	—	—	—	—
Issuance of Series C preferred stock- acquisition of Marea Therapeutics	208	361,262	—	—	—	—	—	—	—	—	—
Issuance of Series C preferred stock options- Marea	4	10,672	—	—	1,853	—	—	—	1,853	—	1,853
Issuance of common stock- acquisition of Marea Therapeutics	—	—	1,793	2	3,118	—	—	—	3,120	—	3,120
Marea Therapeutics stock options assumed	—	—	—	—	888	—	—	—	888	—	888
Share-based compensation	—	—	6	—	971	—	—	—	971	—	971
Net proceeds from issuances of common stock	—	—	17	—	29	—	—	—	29	—	29
Proceeds from option exercise	—	—	79	—	124	—	—	—	124	—	124
Proceeds from warrant exercise	—	—	75	—	216	—	—	—	216	—	216
Dissolution of non-controlling interest	—	—	—	—	(254)	—	—	—	(254)	254	—
Foreign currency translation adjustment	—	—	—	—	—	46	—	—	46	—	46
Balance at September 30, 2026	363	$583,997	10,805	$11	$587,188	$9	$(578,857)	$(708)	$7,643	$—	$7,643

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(14,205)	$(13,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,130	1,001
Depreciation and amortization	9	131
Non-cash lease expense	36	—
Amortization/accretion on marketable securities	—	(75)
Benefit for deferred taxes	(6,026)	—
Changes in operating assets and liabilities:
Accounts receivable	—	398
Prepaid and other current assets	1,276	407
Other assets	22	140
Accounts payable, accrued liabilities and other liabilities	(655)	(1,070)
Net cash used in operating activities	(18,413)	(12,700)
Cash flows from investing activities:
Cash acquired in Marea Therapeutics acquisition	72,919	—
Purchase of marketable securities	—	(9,180)
Sale of marketable securities	—	24,294
Purchase of property and equipment	—	(28)
Net cash provided by investing activities	72,919	15,086
Cash flows from financing activities:
Proceeds from exercise of options	124	8
Tax withholding payments on net share settlement equity awards	(159)	(253)
Proceeds from exercise of warrants	216	—
Net proceeds from PIPE financing	212,063	—
Net proceeds from issuance of common stock	29	639
Net cash provided by financing activities	212,273	394
Effect of exchange rate changes on cash	(18)	9
Net increase in cash and cash equivalents	266,761	2,789
Cash and cash equivalents at beginning of period	15,956	16,209
Cash and cash equivalents at end of period	$282,717	$18,998

Supplemental disclosure of noncash financing information:
Series C non-voting convertible preferred stock issued for the acquisition of Marea	$361,262	—
Series C non-voting convertible preferred stock issued for options	$13,413	—
Common stock issued for the acquisition of Marea	$3,120	—

See accompanying notes to consolidated financial statements.

Index
LISATA THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business
Overview
Lisata Therapeutics, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company focused on the development of first-in-class, next-generation medicines for cardioendocrine diseases. On September 17, 2026, the Company acquired Marea Therapeutics, Inc., a Delaware corporation (“Marea”), in accordance with the terms of the Agreement and Plan of Merger, dated September 17, 2026 (the “Merger Agreement”), by and among the Company, its merger subsidiaries and Marea (such transaction, the “Acquisition”).
Prior to the Acquisition, the Company was dedicated to the discovery, development and commercialization of innovative therapies for the treatment of advanced solid tumors and other major diseases.
Under the terms of the Merger Agreement, upon the closing of the Acquisition (the “Closing”), the Company issued to the stockholders of Marea (i) 1,793,129 shares of the common stock of the Company, par value $0.001 per share (the “Common Stock”), and (ii) 211,365.213 shares of Series C Non-Voting Convertible Preferred Stock of the Company, par value $0.01 per share (the “Series C Preferred Stock”), each share of which is convertible into 1,000 shares of Common Stock, subject to approval by the stockholders of the Company of the Conversion Proposal (as defined below).

Liquidity and Capital Resources
The Company has a history of net operating losses and negative cash flows from its operating activities, and has cash and cash equivalents of approximately $282.7 million as of September 30, 2026. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its product candidates currently in development. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
Reduction in Force
On August 3, 2026, the board of directors (the “Board”) of the Company approved a reduction in workforce by approximately 72%, effective immediately. The decision was based on cost-reduction initiatives intended to reduce the Company’s ongoing operating expenses and maximize shareholder value as the Company planned to pursue strategic options. Affected employees were offered separation benefits, including severance payments along with temporary healthcare coverage assistance for certain employees. The Company incurred approximately $1.2 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits, of which $1.0 million is recorded in Research and Development and $0.2 million in General and Administrative expense on the Consolidated Statements of Operations for the three and nine months ended September 30, 2026. As of September 30, 2026, the Company has recorded $0.9 million accrued severance in Accrued Liabilities on the Consolidated Balance Sheets.
This was offset by a reversal of approximately $0.4 million in accrued bonus expense related to the terminated employees, as it was determined such bonuses will not be paid upon termination.
In connection with the reduction in workforce approved by the Board on August 3, 2026, effective as of August 3, 2026, the employment of Dr. Kristen K. Buck, M.D., the Company’s Executive Vice President of R&D and Chief Medical Officer was terminated. Pursuant to the Amended and Restated Employment Agreement, dated as of June 10, 2025, between the Company and Dr. Buck (the “Buck Employment Agreement”), Dr. Buck’s departure from the Company constituted a termination without Cause (as defined in the Buck Employment Agreement), and, in accordance therewith, Dr. Buck executed a release in favor of the Company, Dr. Buck is entitled to receive an amount equal to 12 months of her base salary and target bonus compensation and the Company shall pay COBRA premiums for Dr. Buck and her covered dependents for a period of up to 12 months.

Index
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
Going Concern
As of September 30, 2026, the Company had an accumulated deficit of $578.9 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.
The Company will need additional financing to support its continuing operations and pursue its current strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
Concurrent with the Acquisition, on September 18, 2026, the Company completed a private placement financing through the sale of shares of Series C Preferred Stock, resulting in gross proceeds of $225 million. The Series C Preferred Stock is subject to automatic conversion into Common Stock upon the third business day following the Company’s receipt of stockholder approval in accordance with Nasdaq listing rules (the “Conversion Proposal”). The Certificate of Designation of Preferences, Rights and Limitations of the Series C Non-Voting Convertible Preferred Stock (the “Certificate of Designation”) provides that, at any time following the earlier of (i) stockholder approval or (ii) six months after the initial issuance of the Series C Preferred Stock, if the Company fails to timely deliver shares of Common Stock to a converting holder in accordance with the terms of the Certificate of Designation, such holder may require the Company to pay cash in an amount equal to the average closing price of the Common Stock over the ten trading days preceding the conversion date multiplied by the number of undelivered shares (see Note 10).
The Company’s ability to satisfy these potential cash settlement obligations is not entirely within its control, as it is contingent on, among other things, the Company’s ability to obtain stockholder approval and to deliver shares of Common Stock upon conversion within the timeframes required by the Certificate of Designation. If the Company is unable to obtain stockholder approval in a timely manner or is otherwise unable to timely deliver shares of Common Stock upon conversion, holders who submit conversion notices after the applicable trigger date could require the Company to make significant cash payments that could substantially reduce the Company’s available cash resources.
After evaluating the conditions described above in the aggregate, the Company has concluded that there is substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern within the twelve months after the date that these consolidated financial statements are issued, which contemplates it will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.
Termination of Kuva Merger Agreement
On July 24, 2026, the Company terminated the previously announced Agreement and Plan of Merger, dated as of March 6, 2026, by and among Kuva Labs Inc., a Delaware corporation (“Kuva” or “Parent”) and Kuva Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”), and the Company (as amended, the “Kuva Merger Agreement”), pursuant to Section 8.3(a) of the Kuva Merger Agreement (the “Termination”). Pursuant to the Kuva Merger Agreement, Purchaser agreed to acquire all of the outstanding shares of Common Stock of the Company validly tendered and not validly withdrawn through a tender offer (the “Offer”), at a purchase price of (i) $4.00 per share of Common Stock, net to the seller in cash, without interest, plus (ii) one contingent value right (each, a “CVR”), representing the contractual right to receive two contingent cash payments up to an aggregate of $3.00 per CVR subject to the achievement of certain milestones, in accordance with the terms and subject to the conditions of a contingent value rights agreement. The Offer was to be followed by a merger to acquire all remaining outstanding shares of Common Stock for the same per share consideration paid in the Offer. During the three and nine months ended September 30, 2026, the Company received payments totaling $0 and $1.0 million, respectively from Kuva related to the Kuva Merger Agreement, which are recorded in Other income (expense), net in the Consolidated Statements of Operations.
The Termination follows Parent and Purchaser’s failure to accept for payment all shares of Common Stock validly tendered and not validly withdrawn pursuant to the Offer after the expiration of the Offer one minute after 11:59 p.m., New

Index
York City Time, on July 20, 2026. Parent informed the Company that Parent has been unable to obtain sufficient financing for purposes of funding the Offer and instructed Equiniti Trust Company, LLC, in its capacity as depositary and paying agent for the Offer, to return the shares of Common Stock tendered in the Offer to the holders thereof.
As a result of the Termination, Parent was obligated under the Kuva Merger Agreement to pay the Company a termination fee of $2.0 million. In addition, the Company reserved all rights to seek all available legal remedies, including without limitation, damages for Willful Breach (as defined in the Kuva Merger Agreement) and any Enforcement Costs (as defined in the Kuva Merger Agreement). On July 31, 2026, the Company commenced an action in the Court of Chancery of the State of Delaware suing Parent and Purchaser over their breach of the Kuva Merger Agreement. Among other things, the Company is seeking payment of the termination fee and damages for the benefits its stockholders expected in connection with the transaction. There can be no assurance that the Company will be able to obtain damages from Parent or Purchaser, even to the extent legally available in any litigation that the Company may pursue, due to the Company’s limited financial resources available to fund related litigation and to Parent’s or Purchaser’s potential inability to satisfy with its existing assets any judgment that the Company might obtain.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2026, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2025 and 2024 included in our 2025 Form 10-K. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of expenses during the reporting period. The Company bases its estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company makes critical estimates and assumptions in the determination of the fair value of identifiable assets and liabilities in connection with business combinations including associated intangible assets and determining stock-based awards values and mezzanine equity. Accordingly, actual results could differ from those estimates and assumptions.
Segment Information
The Company operates as one operating segment, the research and development of its investigational drug products. The Company's Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who manages the business on a consolidated basis. On September 17, 2026, the Company acquired Marea (see Note 3), and Marea’s results are included in the Company’s results from that date. Following the acquisition, the Company began integrating Marea’s operations and financial reporting. From the acquisition through September 30, 2026, the CODM did not receive discrete financial information for Marea, legacy Lisata, or any other component of the Company for purposes of allocating resources or assessing performance. Accordingly, the acquisition did not change the Company’s single operating and reportable segment.

Business Combination
The Company evaluates whether an acquisition should be accounted for as a business combination or an asset acquisition under ASC 805, Business Combinations, based on whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. Transactions that do not meet the definition of a business are accounted for as asset acquisitions.
The Company also evaluates whether the acquired entity is a variable interest entity ("VIE") under ASC 810, Consolidation. If the acquired entity is a VIE, the primary beneficiary is identified as the accounting acquirer.

Index

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Lisata Therapeutics, Inc. and its wholly owned and majority owned subsidiaries and affiliates. All intercompany activities have been eliminated in consolidation.

Foreign Currency Translation
The Company’s reporting currency is the U.S. Dollar. The functional currency of Lisata Therapeutics Australia Pty Ltd. and Marea Therapeutics Pty Ltd., which are foreign subsidiaries of the Company, is the Australian Dollar. The assets and liabilities of Lisata Therapeutics Australia Pty Ltd. and Marea Therapeutics Pty Ltd. are translated into U.S. Dollars at the exchange rates in effect at each balance sheet date, and the results of operations are translated using the average exchange rates prevailing throughout the reporting period. Adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income (loss) in stockholders' equity.
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
Property and Equipment
The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method. Repairs and maintenance expenditures that do not extend original asset lives are charged to expense as incurred. The estimated useful lives of property and equipment are as follows:

Laboratory equipment	5 years
Furniture and fixtures	10 years
Computer equipment	3 years
Software	3 years
Leasehold improvements	Shorter of useful life or lease term
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
Intangible Assets, Net and Goodwill
Intangible assets represent certain identifiable intangible assets, including product rights consisting of pharmaceutical product licenses and patents. Amortization for pharmaceutical products licenses is computed using the straight-line method

Index
based on the lesser of the term of the agreement and the useful life of the license. Amortization for pharmaceutical patents is computed using the straight-line method based on the useful life of the patent.
Definite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. In the event impairment indicators are present or if other circumstances indicate that an impairment might exist, then management compares the future undiscounted cash flows directly associated with the asset or asset group to the carrying amount of the asset group being determined for impairment. If those estimated cash flows are less than the carrying amount of the asset group, an impairment loss is recognized. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Considerable judgment is necessary to estimate the fair value of these assets, accordingly, actual results may vary significantly from such estimates.
Indefinite-lived intangible assets, including goodwill, are not amortized. The Company tests the carrying amount of indefinite-lived intangible assets for impairment on an annual basis or when events or changes in circumstances indicate evidence that a potential impairment exists.

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at the reporting unit level at least annually, or more frequently if an event occurs indicating the potential for impairment. During a goodwill impairment review, management performs an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance. If, after assessing the totality of these qualitative factors, management determines that it is not more likely than not that the fair value of reporting unit is less than the carrying amount, then no additional assessment is deemed necessary.
The Company did not identify indicators of impairment for intangible assets or goodwill during the three or nine months ended September 30, 2026.
Share-Based Compensation
The Company expenses all share-based payment awards to employees, directors, and consultants, including grants of stock options, warrants, and restricted stock, over the requisite service period based on the grant date fair value of the awards.
For stock-based awards with vesting criteria subject to the achievement of performance-based conditions, in addition to service conditions, the Company recognizes stock-based compensation expense on an accelerated basis over the vesting period when achievement of the performance criteria becomes probable. For awards with market-based vesting criteria, the expense is straight line over the requisite service period.

The Company determines the fair value of performance based option awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options or warrants. The Monte Carlo simulation model is used to determine the fair value of market based option awards.
Share-based compensation expense also includes an estimate, which is made at the time of the grant, of the number of awards that are expected to be forfeited. The fair value of the Company’s restricted stock and restricted stock units is based on the closing market price of the Company’s common stock on the date of grant.
Loss Per Share
Basic loss per share is based on the weighted effect of all shares of common stock issued and outstanding and is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period. The Company determined that the Series C Non-Voting Convertible Preferred Stock issued in connection with Marea (See Note 3) participates in distributions of earnings with common shares and therefore is a participating security. Therefore, the Company will apply the two-class method. However, in periods of net loss, no loss is allocated to the Series C because holders have no contractual obligation to share in losses.
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
Intangible Asset
The Company’s intangible asset consisted of a single asset, a license agreement with Qilu Pharmaceutical, Co., Ltd. (“Qilu”) acquired in the Company's acquisition of Cend Therapeutics, Inc (the “Cend Merger”), with a value of $0.4 million. The intangible asset was stated at fair value and amortized using the straight-line method over its estimated useful life of 5.00 years. Amortization expense was $0 and $0 for the three and nine months ended September 30, 2026, respectively, and $18 thousand and $35 thousand for the three and nine months ended September 30, 2025, respectively. The intangible asset is reviewed for potential impairment when events or circumstances indicate that carrying amounts may not be recoverable. As of December 31, 2025, the Company determined that the carrying amount of the asset was not recoverable and recorded an intangible asset impairment charge of $0.1 million in general and administrative expenses in the Consolidated Statements of Operations.
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
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. If licenses are bundled with other performance obligations, the Company would utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company recognized no revenue

Index
for the three and nine months ended September 30, 2026 and no revenue and $70 thousand for the three and nine months ended September 30, 2025.
Milestones
At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company or the Company’s collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the Company’s estimate of the overall transaction price. Any such adjustments are allocated on a cumulative catch-up basis to satisfied and partially satisfied performance obligations, with the consideration allocated to an ongoing performance obligation being recognized over the period of performance. For the three and nine months ended September 30, 2026 and September 30, 2025, the Company has not recognized revenue related to milestones.
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
Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which requires an entity to consider the factors in Accounting Standards Codification (“ASC”) 805-10-55-12 through 55-15 when determining the accounting acquirer in a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. ASU 2025-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods, and applies prospectively to acquisition transactions that occur after the initial application date. Early adoption is permitted. The Company did not early adopt ASU 2025-03; accordingly, the Acquisition was accounted for under the guidance in effect on September 17, 2026 (see Note 3).

Note 3– Acquisition of Marea and PIPE Issuance
On September 17, 2026, the Company acquired 100% of the equity interests of Marea pursuant to the Merger Agreement. Under the terms of the Merger Agreement, upon the Closing, the Company issued to the stockholders of Marea (i) 1,793,129 shares of Common Stock, and (ii) 211,365.213 shares of Series C Preferred Stock, each share of which is convertible into 1,000 shares of Common Stock, subject to approval by the stockholders of the Company of the Conversion Proposal (as previously defined). In addition, each option to purchase Marea common stock was assumed by the Company and converted into an option to purchase Series C Preferred Stock (each, a “Assumed Option”), which options are subject to exercise restrictions prior to obtaining the approval of the Parent Stockholder Matters (as defined in Note 11).
Concurrently with the acquisition of Marea, on September 17, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with investors to raise $225.0 million of gross proceeds in which investors were issued an aggregate of 150,867.995 shares of Series C Preferred Stock, or 150,867,995 shares on an as-converted-to-common basis (without giving effect to any beneficial ownership limitations) at a price of approximately $1,491.37 per share (or approximately $1.4914 per share of common stock on an as-converted-to-common stock basis) (collectively, the “2026 Private Placement”). The 2026 Private Placement closed on September 18, 2026. The Company incurred $12.9 million of issuance costs, resulting in net proceeds of $212.1 million.

Subject to the receipt of stockholder approval of the Company Stockholder Matters (as defined in the Merger Agreement as the “Parent Stockholder Matters”), each share of Series C Preferred Stock will automatically convert into 1,000 shares of Common Stock, subject to certain beneficial ownership limitations established by each holder. As a result of the transactions, equity holders of the Company immediately prior to the Acquisition will own approximately 2.39% of the Common Stock,

Index
equity holders of Marea immediately prior to the Acquisition will own approximately 59.54% of the Common Stock and investors in the 2026 Private Placement will own approximately 38.07% of the Common Stock, in each case, calculated on a fully-diluted, as-converted-to-common-basis (and without giving effect to any beneficial ownership limitations) using the treasury stock method and based on (i) the number of shares of Common Stock outstanding as of immediately prior to the Closing and (ii) the implied equity values of the Company and Marea at such time.
The Acquisition was accounted for as an acquisition of a business with the Company as the accounting acquirer in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). Marea was determined to be a variable interest entity as its equity at risk is not sufficient to fund its development programs, and Lisata, as sole equity holder with power over Marea and all of its economics, is its primary beneficiary and therefore the acquirer under ASC 805-10-25-5. Upon completion of the Acquisition and the 2026 Private Placement, the Company obtained control of Marea’s assets, consisting primarily of cash, prepayments of tax gross-up payments related to the accelerated vesting of options held by Marea employees prior to the Acquisition, and acquired IPR&D. Acquisition costs incurred were approximately $1.6 million included in General and Administrative expense on the Consolidated Statements of Operations for the three and nine months ended September 30, 2026.

The preliminary fair value of the consideration transferred of $377.8 million is summarized as follows (in thousands):

Assumed share-based awards	$13,413
Common stock issued to Marea stockholders	3,120
Series C Preferred Stock issued to Marea stockholders	361,263
Total consideration transferred	$377,796

The fair value of the common stock transferred was calculated using the Company's closing price per share on the Closing Date. The estimated consideration related to the assumed awards reflects the portion of the acquisition date fair-value based measure attributable to the pre-combination service period. The liquidation preference on the Series C Preferred Stock was assessed to be de minimis in value and therefore, each share of Series C Preferred Stock was considered economically equivalent to 1,000 shares of Common Stock.

The following table summarizes the preliminary provisional allocation of the purchase price to the net assets acquired based on the respective fair value of the acquired assets and assumed liabilities. The Company believes that information gathered to date provides a reasonable basis for estimating the fair value of assets acquired and liabilities assumed. However, the provisional measurements of fair value set forth below are subject to change. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Index

Assets Acquired
Cash and cash equivalents	$72,919
Prepaid and other current assets	3,711
Other receivables	822
Fixed assets	167
In-process research and development	292,900
Other assets	2,798
Total assets acquired	$373,317

Liabilities Assumed
Accounts payable	$7,893
Accrued liabilities and other	13,452
Other long term liabilities	3,449
Deferred tax liability	35,462
Total liabilities assumed	60,256

Net assets acquired	$313,061
Total purchase consideration	$377,796
Goodwill	$64,735

The fair value of the IPR&D assets were capitalized as of the Closing Date and are accounted for as indefinite-lived intangible assets until completion or disposition of the assets or abandonment of the associated research and development efforts. Upon successful completion of the development efforts, the carrying value of each respective IPR&D asset will be amortized over its estimated useful life. Until that time, the IPR&D assets will be subject to impairment testing and will not be amortized. The goodwill recorded related to the Acquisition is the excess of the fair value of the consideration transferred by the acquirer over the fair value of tangible assets, identifiable intangible assets and assumed liabilities as of the Closing Date and is not deductible for tax purposes. The goodwill balance is primarily attributable to the value of Marea’s assembled workforce and the know-how of Marea's research team to identify and develop future programs and indications beyond the identified in-process research and development, the going concern value of its staff and established relationships with its clinical research and contract manufacturing organizations.

The following summarizes the Company’s intangible assets acquired in the Acquisition (in thousands):

Acquisition Date Fair Value
MAR001/005	$239,600
MAR002	46,680
MAR003	6,620
Total in-process research and development assets acquired	$292,900

Marea's net loss from the acquisition date of September 17, 2026 through September 30, 2026 of $5.7 million is included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2026.

Index

Note 4 – Available-for-Sale Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents in the Company's Consolidated Balance Sheets (in thousands)

	September 30, 2026				December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$21,339	$—	$—	$21,339	$11,640	$—	$—	$11,640
Total	$21,339	$—	$—	$21,339	$11,640	$—	$—	$11,640

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale securities in the Company's Consolidated Balance Sheets (in thousands):

	September 30, 2026	December 31, 2025
Cash equivalents	$21,339	$11,640
Total	$21,339	$11,640

The following table summarizes the Company's portfolio of available-for-sale securities by contractual maturity (in thousands):

	September 30, 2026
	Amortized Cost	Estimated Fair Value
Less than one year	$21,339	$21,339
Greater than one year	—	—
Total	$21,339	$21,339

Note 5 – Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Laboratory equipment	167	—
Computer equipment	494	494
Accumulated depreciation	(484)	(476)
Property and equipment, net	$177	$18

The Company’s results included depreciation expense of approximately $9 thousand and $78 thousand for the nine months ended September 30, 2026 and 2025, respectively.

Note 6 – Income (Loss) Per Share

Index
For the nine months ended September 30, 2026 and 2025, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of diluted loss per share as they are anti-dilutive in the periods presented. At September 30, 2026 and 2025, the Company excluded the following potentially dilutive securities (in thousands):

	September 30,
	2026	2025
Stock options- Lisata	1,166	1,503
Warrants	—	1,497
Restricted stock units- Lisata	477	325
Series C Preferred stock (as converted to common stock)	362,233	—
Assumed awards- Series C Preferred stock (as converted to common stock)	22,801	—

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
The Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,339	$—	$—	$21,339	$11,640	$—	$—	$11,640
	$21,339	$—	$—	$21,339	$11,640	$—	$—	$11,640

The carrying values of cash, cash equivalents, accounts payable and accrued expenses approximate fair value as of September 30, 2026 and December 31, 2025, due to the short maturity nature of these items.

Index
Note 8 – Accrued Liabilities
Accrued liabilities as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Salaries, employee benefits and related taxes	$3,737	$812
Legal liabilities	410	115
Clinical and R&D related liabilities	8,064	1,022
Accounting & tax consulting liabilities	303	62
Operating lease liabilities — current	875	—
Other	457	41
Total	$13,846	$2,052

Note 9 - Leases
The Company has lease arrangements as lessee and makes assumptions and judgments when assessing contracts for lease components, determining lease classifications, and calculating right-of-use asset and lease liability values. These assumptions and judgments may include the useful lives and fair value of the leased assets, the implicit rate underlying the Company's leases, the Company's incremental borrowing rate or the Company's intent to exercise or not exercise options available in lease contracts.
Through the acquisition of Marea the Company assumed a sublease agreement that Marea entered into in February 2025, for approximately 15,000 rental square feet of office and laboratory space in South San Francisco, California ("South San Francisco space"). The lease commenced in March 2025. Marea relocated from San Francisco to South San Francisco in April 2025. In August 2025, Marea added approximately 2,000 additional square feet of office space, and the lease for this space commenced the same month. The lease term will end in March 2029 for all leased premises. Marea accounted for the lease as two separate leases due to the different commencement dates. Marea analyzed the terms of the sublease agreement and determined that the leases meet the classification of an operating lease. The rate implicit in the sublease agreement is not readily determinable. Thus, Marea used its incremental borrowing rate to discount lease payments to present value. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis, and is based on Marea's secured line of credit, which may be adjusted for the specific terms and collateral of the lease. The sublease agreement does not contain any residual value guarantees or other restrictions or covenants that would cause Marea to incur additional significant financial obligations. The office space agreement contains non-lease components, which represent charges for common area maintenance, taxes and utilities.
In accordance with ASC Topic 805, “Business Combinations,” the Company measured the operating lease assumed in the Marea acquisition as if it were a new lease as of the Marea acquisition date recognizing a right-of-use asset and a corresponding operating lease liability of $2.1 million. The operating results of Marea, including operating lease cost of $30.3 thousand, were included in the Company’s Consolidated Statements of Operations from the Marea acquisition date through September 30, 2026.
Future maturities of remaining lease payments included in the measurement of operating lease obligations for South San Francisco lease as of September 30, 2026 are as follows (in thousands):

Index

Years ending December 31	Operating Leases
Remainder of 2026	224
2027	920
2028	952
2029	239
Total lease payments	2,335
Less: Amounts representing interest	(230)
Present value of lease liabilities	$2,105

Operating lease liabilities and right-of-use assets were recorded in the following captions of the Company's balance sheet as follows (in thousands):

	September 30, 2026
	Current	Non-Current
Right-of-Use Assets
Other Assets	$—	$2,107

Operating Lease Liabilities
Accrued Liabilities	$875	$—
Other Long term Liabilities	$—	$1,231

As of September 30, 2026, the weighted average remaining lease term for the Company's operating lease was 2.50 years, and the weighted average discount rate for the Company's operating lease was 8.9%.

Note 10 – Series C Preferred Stock

In conjunction with the Merger Agreement, on September 17, 2026, the Board adopted the Certificate of Designation, which authorized the issuance of 390,000 shares of Series C Preferred Stock, par value $0.01 per share. Under the terms of the Merger Agreement, the Company issued to the stockholders of Marea (i) 1,793,129 shares of Common Stock, and (ii) 211,365.213 shares of Series C Preferred Stock, representing 211,365,213 shares of Common Stock on an as-converted-to-common stock basis and without giving effect to any beneficial ownership limitations.
Concurrently with the acquisition of Marea, on September 17, 2026, the Company entered into the Purchase Agreement with investors to raise $225.0 million of gross proceeds in which investors were issued an aggregate of 150,867.995 shares of Series C Preferred Stock, or 150,867,995 shares on an as-converted-to-common stock basis (without giving effect to any beneficial ownership limitations) at a price of approximately $1,491.37 per share (or approximately $1.4914 per share of common stock on an as-converted-to-common stock basis). The 2026 Private Placement closed on September 18, 2026. Subject to the receipt of stockholder approval of the Company Stockholder Matters, each share of Series C Preferred Stock will automatically convert into 1,000 shares of Common Stock, subject to certain beneficial ownership limitations established by each holder. As the Series C Preferred Stock contains a cash settlement provision that is outside the control of the Company, the Series C Preferred Stock is classified in temporary equity.

The holders of Series C Preferred Stock have the following rights, preferences and privileges:

Voting Rights

Except as otherwise required by law, the Series C Preferred Stock has no voting rights. However, as long as any shares of Series C Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the

Index
then outstanding shares of Series C Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series C Preferred Stock, (b) alter or amend the Certificate of Designation, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series C Preferred Stock, (d) issue additional shares of Series C Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series C Preferred Stock, (e) prior to the automatic conversion of the Series C Preferred Stock, consummate a Fundamental Transaction (as defined in the Certificate of Designation) or a Change of Control Transaction (as defined in the Certificate of Designation), (f) prior to the automatic conversion of the Series C Preferred Stock, authorize or issue any class or series of stock that is senior to the Series C Preferred Stock, (g) amend, waive or modify the Merger Agreement in a manner that would be reasonably likely to prevent, impede or materially delay the obtainment of stockholder approval of the Conversion Proposal or the automatic conversion of the Series C Preferred Stock or (h) enter into any agreement with respect to any of the foregoing.
Dividends

Holders of outstanding shares of Series C Preferred Stock are entitled to receive dividends on shares of Series C Preferred Stock, on an as-converted to common stock basis, equal to and in the same form and manner as dividends paid on shares of common stock.
Liquidation Preference
The Series C Preferred Stock ranks senior to the Common Stock upon any liquidation, dissolution or winding-up of the Company solely to the extent of a nominal liquidation amount of $0.01 per share, and on parity with the Common Stock in all other respects.
Redemption

The Series C Preferred Stock is not redeemable at the option of the Company and has no stated redemption date. However, beginning six months after the initial issuance date, if the Company fails to timely deliver shares of common stock upon a holder’s conversion (including because stockholder approval of the conversion has not been obtained), the holder may require the Company to settle the conversion in cash in an amount equal to the average closing price of the Company’s common stock over the ten trading days preceding the conversion date, multiplied by the number of undelivered shares. Because this cash settlement right is not solely within the Company’s control, the Series C Preferred Stock is classified in temporary equity. If it becomes probable that the Series C Preferred Stock will become redeemable, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying amount to the redemption value at the end of each reporting period. As of September 30, 2026, the Series C Preferred Stock has not been remeasured because it is not probable that it will become redeemable, as the Company expects to obtain stockholder approval of the conversion before the cash settlement right becomes exercisable.

Conversion

Following stockholder approval of the Conversion Proposal, each share of Series C Preferred Stock will automatically convert into 1,000 shares of Common Stock, subject to certain limitations, including that a holder of Series C Preferred Stock is prohibited from converting shares of Series C Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.99% and 19.99%, with a default of 9.99%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion.

Note 11 – Stockholders' Equity
Equity Issuances
At The Market Offering Agreement
On June 4, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent, in connection with an “at the market offering” under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $50.0 million. As of the date of this filing and so long as the Company’s public float remains below $75.0 million, the Company is subject to limitations pursuant to General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount the Company can offer to up to one-third of its public float during any trailing 12-month period. During the nine months ended September 30, 2026, the Company did not issue any shares of common stock under the ATM Agreement. Since inception, the Company has issued 330,938 shares of common stock under the ATM Agreement for net proceeds of $1,065,608.

Index
September 2026 Private Placement
Concurrently with the acquisition of Marea, on September 17, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with investors to raise $225.0 million of gross proceeds in which investors were issued an aggregate of 150,867.995 shares of Series C Preferred Stock, or 150,867,995 shares on an as-converted-to-common basis (without giving effect to any beneficial ownership limitations) at a price of approximately $1,491.37 per share (or approximately $1.4914 per share of common stock on an as-converted-to-common stock basis) (collectively, the “2026 Private Placement”). The 2026 Private Placement closed on September 18, 2026. For additional information, see Note 3 and Note 10 to these unaudited consolidated financial statements.

Stock Options and Warrants- Lisata Awards

The following table summarizes the activity for stock options and warrants for the nine months ended September 30, 2026:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2025	1,502,881	$6.17	4.77	$24.6	1,276,962	$40.80	0.29	$—

Changes during the period:
Granted	101,550	1.97			—	—
Exercised	(79,295)	1.57			(75,000)	2.88
Forfeited	(72,739)	2.78			—	—
Expired	(286,439)	6.57			(1,201,962)	43.16
Outstanding at September 30, 2026	1,165,958	$6.23	3.82	$—	—	$—	0.00	$—
Vested at September 30, 2026 or expected to vest in the future	1,160,374	$6.25	3.79	$—	—	$—	0.00	$—
Vested at September 30, 2026	1,077,370	$6.52	3.42	$—	—	$—	0.00	$—

Restricted Stock- Lisata Awards
During the nine months ended September 30, 2026 and 2025, the Company issued restricted stock for services as follows (in thousands, except share data):

	Nine Months Ended September 30,
	2026	2025
Number of restricted stock issued	199,900	215,550
Value of restricted stock issued	$394	$819

The weighted average estimated fair value of restricted stock issued for services in the nine months ended September 30, 2026 and 2025 was $1.97 and $3.80 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally between one and four years.

Index
The following is a summary of the changes in non-vested restricted stock for the nine months ended September 30, 2026:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2025	265,036	$3.46

Changes during the Year:
Granted	199,900	$1.97
Vested	(172,848)	$2.95
Forfeited	(113,415)	$2.75
Non-vested at September 30, 2026	178,673	$2.75

Restricted Stock Units- Lisata Awards
During the nine months ended September 30, 2026 and 2025, the Company issued restricted stock units for services as follows (in thousands, except share data):

	Nine Months Ended September 30,
	2026	2025
Number of restricted stock units issued	152,280	78,945
Value of restricted stock units issued	$300	$300

The weighted average estimated fair value of restricted stock units issued for services in the nine months ended September 30, 2026 and 2025 was $1.97 and $3.80 per share, respectively. The fair value of the restricted stock units was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock unit issuances are generally one year, or upon the achievement of performance-based milestones.
The following is a summary of the changes in non-vested restricted stock units for the nine months ended September 30, 2026:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2025	78,945	$3.80

Changes during the Year:
Granted	152,280	$1.97
Vested	(78,945)	$3.80
Forfeited	—	$—
Non-vested at September 30, 2026	152,280	$1.97

Assumed Options - Marea Stock Options Assumed by the Company
In connection with the Acquisition, at the effective time of the merger, each outstanding and unexercised Marea stock option, whether vested or unvested, was assumed by the Company and converted into an option to purchase shares of Series C Preferred Stock (each, an “Assumed Option”). Immediately before the Acquisition, the Assumed Options represented options to purchase an aggregate of 23,451,945 shares of Marea common stock. Following application of the preferred exchange ratio, the Assumed Options represent options to purchase an aggregate of 22,801.406 shares of Series C Preferred Stock, equivalent to 22,801,406 shares of common stock on an as-converted basis. Before the Change of Control Effective Time (defined in the Merger Agreement as the time promptly following, and within three business days after, the approval of the Company Stockholder Matters and of the Nasdaq listing application), the Assumed Options may be exercised solely for Series C Preferred Stock, which is subject to the conversion and cash settlement provisions described in Note 10. Following Change of Control Effective Time, the Assumed Options will become exercisable solely for common stock in accordance with the Merger

Index
Agreement. The Company has filed a registration statement on Form S-8 covering the shares issuable under the Assumed Options.
The number of shares of Series C Preferred Stock subject to each Assumed Option was determined by multiplying the number of Marea common shares subject to the award immediately before the acquisition by the applicable preferred exchange ratio and rounding down to the nearest whole share of Series C Preferred Stock. The exercise price per Series C Preferred Stock share was determined by dividing the pre-acquisition per share exercise price of Marea common stock by the applicable preferred exchange ratio and rounding up to the nearest cent. Except for changes necessary to reflect the substitution of the underlying security and the Company’s assumption of the applicable plans, the original term, exercisability, vesting schedule, and other provisions of each award generally remained unchanged.
The Assumed Options are classified as equity awards under ASC 718. Because the Assumed Options are exercisable for Series C Preferred Stock that is presented in temporary equity, the intrinsic value of the vested Assumed Options at the acquisition date is presented in temporary equity, with the remaining balance presented in additional paid-in capital, until stockholder approval of the conversion of the Series C Preferred Stock is obtained. As of September 30, 2026, $10.7 million and $1.9 million of the Assumed Options were presented in temporary equity and additional paid-in capital, respectively.
For the period ended September 30, 2026, Assumed Options represent options to purchase an aggregate of 22,801.406 shares of Series C Preferred Stock, equivalent to 22,801,406 shares of common stock on an as-converted basis, remained outstanding with weighted average exercise price of $445.27 per share, weighted-average remaining contractual life of 8.63 years, and aggregate intrinsic value of $22.7 million. For the period ended September 30, 2026, vested and exercisable Assumed Options represent options to purchase an aggregate of 7,407.735 shares of Series C Preferred Stock, equivalent to 7,407,735 shares of common stock on an as-converted basis were outstanding.
Note 12 – Share-Based Compensation
Share-Based Compensation- Lisata Awards
The Company utilizes share-based compensation in the form of stock options, restricted stock, restricted stock units and warrants. The following table summarizes the components of share-based compensation expense for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$(67)	$38	$40	$190
General and administrative	125	194	596	811
Total share-based compensation expense	$58	$232	$636	$1,001

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards were expected to be recognized at September 30, 2026 were as follows (in thousands):

	Stock Options	Restricted Stock Units	Restricted Stock
Unrecognized compensation cost	$104	$83	$307
Expected weighted-average period in years of compensation cost to be recognized	1.64	0.28	1.65

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Stock Options		Warrants
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total fair value of shares vested	$218	$267	$—	$150
Weighted average estimated fair value of shares granted	$1.34	$2.60	$—	$—

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
Assumed Options - Marea Assumed

In connection with the Acquisition of Marea, the Company assumed options to purchase an aggregate of 22,801.406 shares of Series C Preferred Stock, equivalent to 22,801,406 shares of common stock on an as-converted basis, which comprised of Time-Based Awards, Performance Awards, Market-Conditioned Awards, Restricted Stock and Restricted Stock Awards.

Time-Based Awards & Performance Awards Valuation - Marea Assumed

Most of the Assumed Options are time-based stock options, including options granted by Marea in 2024 and 2025 for which the performance conditions were satisfied before the Acquisition and that are therefore subject only to time-based vesting. The acquisition date fair value of the time-based and performance awards was $29.4 million, estimated as of September 17, 2026 using the Black-Scholes option-pricing model. Of this amount, $10.9 million, representing the portion attributable to pre-combination service rendered, was included in the consideration transferred (see Note 3). As of September 30, 2026, the Company had $18.2 million of unrecognized compensation cost related to Time-Based Awards and Performance Awards, which will be recognized as share-based compensation expense over the remaining requisite period of 2.51 years.
Share-based compensation expense for the Time-Based Awards and Performance Awards for the period from September 17, 2026 to September 30, 2026 is as follows:

Research and development	$118
General and administrative	110
Total share-based compensations expense	$228

The fair value of the time-based Assumed Options was estimated using the following weighted-average assumptions:

September 17, 2026
Fair value of underlying share (Series C Preferred Stock)	$1,740
Expected term (in years)	4.78
Expected volatility	90%
Risk-free interest rate	4.86%
Expected dividend yield	—%

Market-Conditioned Awards Valuation- Marea Assumed

The Assumed Options also include awards granted by Marea on April 1, 2026 (the “Market-Conditioned Awards”) that vest only if the price of the Company’s common stock exceeds specified target prices at or after a qualifying liquidity event, with continued service requirements. The Acquisition was a qualifying liquidity event. As a result, following the Acquisition, vesting of the Market-Conditioned Awards depends only on a market condition (the specified target prices), which was not achieved as of the Acquisition. The Market-Conditioned Awards represent options to purchase an aggregate of 3,785.811 shares of Series C Preferred Stock. Except for adjustments necessary to reflect the substitution of the underlying security, the terms of the Market-Conditioned Awards remained unchanged.

Index
The Market-Conditioned Awards were measured at an acquisition date fair value of $6.0 million on September 17, 2026 using a Monte Carlo simulation model. Key assumptions used in the valuation of the Market-Conditioned Awards included a risk-free interest rate of 4.94%, an expected stock price volatility of 90%, an expected dividend yield of 0.02%, and a remaining contractual term of approximately 9.5 years, resulting in acquisition date fair value of $6.0 million, with $0.9 million representing the portion attributable to pre-combination service rendered which was included in the consideration transferred (see Note 3). The Company will recognize the post-combination compensation cost of the Market-Conditioned Awards over the derived service period, regardless of whether the market conditions are achieved, provided the requisite service is rendered.
As of September 30, 2026, the Company had $5.0 million of unrecognized compensation cost related to Market-Conditioned Awards, which will be recognized as share-based compensation expense over an estimate requisite period of 2.56 years.

Restricted Stock- Marea Assumed

Prior to the Acquisition, Marea had issued restricted shares of common stock that were subject to time-based vesting, repurchase and other provisions (the “Marea Restricted Stock”). In connection with the Acquisition, the outstanding Marea common shares underlying the Marea Restricted Stock were converted into the right to receive the applicable merger consideration in the same manner as other outstanding shares of Marea common stock. The time-based vesting, repurchase and other provisions applicable to the unvested shares continued following the acquisition and were not accelerated as a result of the acquisition.
The restricted shares of Series C Preferred Stock issued in exchange for the Marea restricted stock are accounted for as replacement awards. The portion of their acquisition-date fair value attributable to pre-combination service was included in consideration transferred, and the portion attributable to post-combination service is recognized as share-based compensation expense over the remaining requisite service period. The restricted shares of Series C Preferred Stock are classified as equity awards under ASC 718. The unvested Marea Restricted Stock had an acquisition-date fair value of $3.8 million. The vested portion of the Marea Restricted Stock had an acquisition date fair value of $0.6 million and was included in the consideration transferred (see Note 3). The vested portion of the Marea Restricted Stock was treated as outstanding Marea common stock, exchanged for Series C Preferred Stock presented in temporary equity until stockholder approval of the conversion of the Series C Preferred Stock is obtained, and included in the consideration transferred.
Share-based compensation expense for Marea Assumed restricted stock from September 17, 2026 to September 30, 2026 is as follows:

Research and development	$138
General and administrative	104
Total share-based compensations expense	$242

As of September 30, 2026, unrecognized compensation cost related to the unvested Marea Restricted Stock was $3.6 million, which is expected to be recognized over a weighted-average remaining requisite service period of 1.34 years.

Restricted Stock Awards- Marea Assumed

Prior to the Acquisition, Marea had also issued restricted stock awards (“RSAs”) to certain employees, directors and consultants in exchange for nonrecourse promissory notes bearing interest at 3.83% per annum. Because the notes are nonrecourse in substance, each RSA and its related note are accounted for together as an option to purchase common stock, rather than as an issued share and a note receivable, and the underlying shares are not treated as outstanding until the related note is repaid. In connection with the Acquisition, the RSAs were converted into restricted shares of Series C Preferred Stock that remain subject to the original vesting conditions.
The RSAs were measured as options at fair value on September 17, 2026 using the Black-Scholes option-pricing model. The acquisition-date fair value of the RSAs was $2.4 million, of which $1.0 million, representing the portion attributable to pre-combination service (vested RSAs), was included in the consideration transferred (see Note 3), and $1.4 million, attributable to post-combination service, will be recognized as share-based compensation expense over the remaining requisite service period of 2.36 years.

Index
Share-based compensation expense for Marea restricted stock awards from September 17, 2026 to September 30, 2026 is as follows:

Research and development	$9
General and administrative	15
Total share-based compensations expense	$24

The fair value of the RSAs was estimated using the following weighted-average assumptions:

September 17, 2026
Fair value of underlying share (Series C Preferred Stock)	$1,740
Expected term (in years)	4.78
Expected volatility	90%
Risk-free interest rate	4.86%
Expected dividend yield	0

As of September 30, 2026, unrecognized compensation cost related to the unvested RSAs was $1.4 million, which is expected to be recognized over a weighted-average remaining requisite service period of 2.36 years.

Note 13 – Income Taxes
In assessing the realizability of deferred tax assets, including the net operating loss carryforwards (NOLs), the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred tax assets. Based on its assessment, the Company has provided a valuation allowance against its deferred tax assets, other than those realizable through the reversal of deferred tax liabilities recognized in the Acquisition (see below) as their future utilization remains uncertain at this time.

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

Index
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
On September 17, 2026, the Company completed a stock-for-stock business combination with Marea Therapeutics, Inc. The transaction is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. In connection with the acquisition, the Company recognized indefinite-lived intangible assets with an estimated gross carrying value of $292.9 million, resulting in the recognition of approximately $61.5 million of deferred tax liabilities. The Company evaluated the realizability of its deferred tax assets and determined that the deferred tax liabilities associated with the acquired indefinite-lived intangible assets provided a source of future taxable income to support the realization of certain deferred tax assets with indefinite carryforward periods.
As part of this assessment, the Company evaluated the realizability of its existing deferred tax assets, including the impact of limitations imposed by Section 382 of the Internal Revenue Code on its pre-merger net operating loss carryforwards. Based on this analysis, the Company determined that a portion of its historical net operating loss carryforwards with indefinite carryforward periods was realizable after considering the applicable Section 382 limitations. In addition, the Company identified existing deferred tax assets that will give rise to net operating loss carryforwards that do not expire and are not subject to the Section 382 limitations. The Company determined that the deferred tax liabilities associated with the acquired indefinite-lived intangible assets provided a source of future taxable income to support the realization of these deferred tax assets. Accordingly, the Company recorded a partial release of its valuation allowance and recognized a deferred income tax benefit of approximately $2.7 million in the consolidated statement of operations for the nine months ended September 30, 2026.
The Company determined that approximately $26.0 million of deferred tax assets attributable to Marea were realizable based on the recognition of the acquired indefinite-lived intangible deferred tax liabilities. The resulting $26.0 million reduction in the valuation allowance was reflected in the acquisition accounting and reduced goodwill, with no impact on the consolidated statement of operations. The recognition of the $61.5 million deferred tax liability, together with the $26.0 million valuation allowance reduction attributable to Marea, resulted in a net increase in goodwill of approximately $35.5 million.
Subsequent to the acquisition, the Company incurred losses resulting in deferred tax assets associated with post-acquisition net operating losses. These post-acquisition losses are not subject to the Section 382 limitations and may be carried forward indefinitely for federal income tax purposes. The Company determined that the deferred tax liabilities associated with the acquired indefinite-lived intangible assets provide a source of future taxable income to support the realization of these post-acquisition deferred tax assets. Accordingly, the Company recognized the related deferred tax assets and a corresponding deferred income tax benefit in the consolidated statement of operations.

Index
The Company continues to maintain a valuation allowance against its remaining deferred tax assets to the extent realization is not considered more likely than not, considering its history of cumulative losses, the nature and expected reversal of temporary differences, and potential limitations on the utilization of tax attributes under Sections 382 and 383 of the Internal Revenue Code. The acquisition-date income tax accounting remains provisional and may be adjusted during the measurement period as additional information regarding tax bases, tax attributes, ownership-change limitations, and other acquisition-related tax matters becomes available.

Note 14 – Segment Information

The Company operates as one operating segment, the research and development of its investigational drug products. Following the acquisition of Marea on September 17, 2026, the Company’s development activities include Marea’s cardioendocrine product candidates, MAR001/005 and MAR002. The Company used the management approach to determine its reportable operating segment. The Company's Chief Operating Decision Maker ("CODM") is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The Company is a clinical-stage pharmaceutical company. The CODM uses net loss as a measure of profit and loss, and assesses Company performance through the achievement of its clinical development goals. The CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation to its development programs. The CODM uses cash and marketable securities as a measure of segment assets in managing the enterprise.
On September 17, 2026, the Company acquired Marea (see Note 3), and Marea’s results are included in the Company’s results from that date. Following the acquisition, the Company began integrating Marea’s operations and financial reporting. From the acquisition through September 30, 2026, the CODM did not receive discrete financial information for Marea, legacy Lisata, or any other component of the Company for purposes of allocating resources or assessing performance. Accordingly, the acquisition did not change the Company’s single operating and reportable segment.
The Company had revenue of $0 and $0 for the three and nine months ended September 30, 2026, respectively, and $— thousand and $70 thousand for the three and nine months ended September 30, 2025, respectively. Depreciation and amortization expense was $3 thousand and $9 thousand for the three and nine months ended September 30, 2026, respectively and $44 thousand and $131 thousand for the three and nine months ended September 30, 2025, respectively. The following table illustrates our segment information for significant operating expenses and includes a reconciliation to net loss for the three and nine months ended September 30, 2026 and 2025.

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$70

Operating Expenses:
Research and development by significant expense:
BOLSTER trial	$4	$829	$(316)	2,222
ASCEND trial	(37)	8	164	61
MAR001/005	1,833	—	1,833	—
MAR002	1,783	—	1,783	—
Chemistry, manufacturing and controls	123	157	513	543
Clinical department	1,169	654	2,523	2,802
Other (1)	331	311	494	1,187
Research and development	5,206	1,959	6,994	6,815

General and administrative by significant expense:
Corporate	2,133	1,068	4,949	3,370
Investor relations/public relations/communications	60	306	511	946
Finance	1,024	539	2,207	1,706
Legal	1,100	183	2,954	734
Business development	44	134	348	401
Share based compensation expense	354	195	825	811
Other (2)	109	30	176	417
General and administrative	4,824	2,455	11,970	8,385

Operating loss	(10,030)	(4,414)	(18,964)	(15,130)

Other income, net	(2,783)	165	(1,654)	536
Benefit from income taxes	(6,026)	—	(6,413)	(962)
Net loss	$(6,787)	$(4,249)	$(14,205)	$(13,632)

Cash and marketable securities	$282,717	$18,998
(1) Included in Other are the GBM study, FORTIFIDE study and research oncology expenses
(2) Included in Other are facilities expense, human resource and information technology expenses

Note 15 – Australia Research and Development Tax Incentive

The Company’s Australian subsidiary, which conducts core research and development activities, is eligible to receive a refundable tax incentive between 43.5% and 48.5% (depending upon the income tax rate) for qualified research and development activities. As of September 30, 2026 and December 31, 2025, the Company had $0.2 million and $0.7 million, respectively, recorded as an income tax incentive receivable in prepaid and other current assets in the consolidated balance sheets, as the Company determined that the expenses met the eligibility criteria and the amounts claimed are expected to be received shortly after the related tax returns are filed. On February 4, 2026 the Company's Australian subsidiary received a $0.7 million tax refund from the Australian Taxation Office related to the 2025 tax year.
Marea’s Australian subsidiary received $0.5 million tax refund between September 17, 2026 and September 30, 2026 from the Australian Taxation Office for the 2025 tax year.

Index
Note 16 – Contingencies
From time to time, the Company may be subject to legal proceedings. In connection with the termination of the Kuva Merger Agreement, on July 31, 2026, the Company commenced an action in the Court of Chancery of the State of Delaware suing Parent and Purchaser over their breach of the Kuva Merger Agreement. Among other things, the Company is seeking payment of the $2.0 million termination fee and damages for the benefits the Company’s stockholders expected in connection with the transaction. Defendants’ deadline to answer, move against or otherwise respond to the complaint is November 23, 2026.
The Company had participated in a State Technology Business Tax Certificate Transfer Program (“program”) and had received $3.1 million proceeds over the life of the program in tax benefits from the sale of state NOLs sold to qualifying and approved buyers. The Company identified non-compliance of certain of the program requirements and recorded a loss contingency on its consolidated balance sheet as of September 30, 2026 for $3.1 million.
Other than the foregoing, the Company is not currently a party to or aware of any proceedings that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

Note 17 – Technology Transfer Agreement
Impilo Therapeutics
In July 2023, the Company entered into a technology transfer agreement with Impilo Therapeutics (“Impilo”) under which the Company transferred its rights to its tumor penetrating nanocomplex (TPN) platform to Impilo. As consideration for the technology transfer, Impilo issued a total of 766,000 shares of its pre-seed preferred stock to the Company. On October 3, 2023, in connection with the Sanford Burnham Prebys license agreement (see Note 18 - License Agreements) Impilo cancelled the original stock certificate for 766,000 shares and reissued 574,500 shares of its pre-seed preferred stock to the Company.
On March 15, 2024, the Company purchased a Simple Agreement for Future Equity ("SAFE") from Impilo for $100 thousand. On July 12, 2024, the Company purchased an additional SAFE from Impilo for $30 thousand. As of September 30, 2026 and December 31, 2025, the Company owned 38.6% of Impilo. These investments were expensed under the equity method of accounting in the prior year in other expense, net in the accompanying statement of operations. The SAFE has a valuation cap of $30.0 million and an 80% discount rate.
Note 18 – License Agreements
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
The agreement will expire upon the later of (i) the final abandonment of all pending patent applications within the licensed patents or (ii) the expiration of the last to expire patent within the licensed patents. The agreement may be terminated in its entirety by the Company at any time by giving SBP sixty days’ prior written notice. The agreement may be terminated in its entirety by SBP if the Company, at any time, defaults in the payment of any sum when due and fails to make such payment within thirty days after receipt of written notice. The agreement may be terminated in its entirety by either SBP or the Company (i) in the event of an uncured material breach by the other party, or (ii) in the event the other party (a) files for, or is involuntarily petitioned with, bankruptcy (other than dissolution or winding up for the purposes of reconstruction or amalgamation), (b) makes an assignment of all or substantially all of its assets for the benefit of creditors, or (c) has a receiver or trustee appointed and is unable to secure a dismissal, stay or other suspension of such proceedings within thirty days. Upon

Index
termination of the agreement for any reason, all rights and obligations of the Company with respect to the patents and patent applications shall terminate and revert to SBP.
SBP did not own shares of the Company’s common stock as of September 30, 2026.

Note 19 – Research Collaboration and License Agreements
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
Exclusive License and Collaboration Agreement - Kuva Labs
In November 2024, the Company entered into an Exclusive License and Collaboration Agreement (the “Kuva License Agreement”) in which the Company granted an exclusive license to Kuva Labs, Inc. to explore the synergistic potential of the Company's certepetide as a targeting and delivery agent for Kuva’s NanoMark™ imaging technology in solid tumors. Under the Kuva License Agreement, Kuva will assume full responsibility for research, development, and commercialization costs, while the Company will be responsible for supplying certepetide for additional consideration pursuant to a Clinical Supply Agreement. In consideration for the license, the Company recognized $1.0 million as revenue upon delivery of the license in November 2024. The Company was eligible to receive additional development and commercial milestone payments up to $1.5 million and $17.5 million, respectively, a 5.0% percent royalty on net sales, and sublicensing revenues of 50%. On November 30, 2025, Kuva defaulted for non-payment of its obligation under the Kuva License Agreement, and was unable to satisfy such obligation during the cure period that expired on December 31, 2025. As a result of the default and failure to cure such default, the Kuva License Agreement was terminated.
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

Index
connection with the Agreement, Catalent has agreed to grant the Company a right of first negotiation for a license, in the event Catalent initiates a specific, organized out-licensing process of an asset resulting from the Agreement.

Novartis License agreement

Prior to the acquisition of Marea by the Company, Marea entered into a License Agreement with Novartis Pharma AG (“Novartis Agreement”) in May 2022, under which Marea was granted an exclusive worldwide license under certain patent rights, to develop, manufacture, and commercialize a licensed compound for therapeutic areas in endocrinology and metabolic diseases. Marea is obligated to use commercially reasonable efforts to develop and commercialize the license compound and is responsible for bearing the associated costs. Marea was also granted the right to sublicense to any affiliate or third party at any time at its sole discretion, subject to the applicable terms of the License Agreement. In the event Marea sublicenses its rights under the Novartis Agreement, Marea remains responsible for paying Novartis amounts owed under the contract with respect to milestones and royalty payments.
Novartis retained the rights to use the licensed patent rights for pre-clinical research and other non-commercial purposes.
As consideration for the license granted under the Novartis Agreement, Marea made an upfront cash payment of $7.75 million upon execution of the agreement, $2.25 million upon successful re-testing and release of expired clinical materials that were transferred to Marea from Novartis, and issued shares of Series A Convertible Preferred Stock of Marea with a fair value of $6.5 million which was exchanged for Series C Preferred Stock. In addition to cash payment and equity issuance, Marea will be required to make royalty payments to Novartis for each product covered by licensed patent rights upon achievement of commercial milestone events in the single digit to low double-digit percentages royalties on net sales of products. Subject to the terms of the License Agreement, Marea may reduce the royalty payments to Novartis by up to 50% if Marea determines it’s necessary to obtain a license to one or more patents owned or controlled by a third party that cover the manufacturer, use or sale of a license product.
Alloy Therapeutics Research Agreement

Prior to the acquisition of Marea by the Company, Marea entered into a Master Research Agreement (the “Alloy Agreement”), with Alloy Therapeutics, Inc. in June 2023 to use Alloy’s research and technology platform for certain research and development efforts for Marea’s preclinical research programs. Pursuant to the Alloy Agreement, Alloy granted to Marea a non-exclusive worldwide, sub-licensable, royalty-bearing license under certain intellectual property rights for the purposes of research, development and commercialization of products developed from research results generated from research plans, and upon payment of certain fees, additional targets as agreed by Alloy and Marea.
Marea is obligated to pay Alloy non-refundable partnered therapeutics fees of $0.1 million annually until first commercial sale of a product developed from research results generated from research plans, provided that the partnered therapeutics efforts have not been abandoned. In the event that Marea sublicenses its right to a partnered therapeutic to a third party sublicensee, Marea is obligated to pay Alloy $0.1 million for each partner therapeutic that is sublicensed. As of September 30, 2026, up to $26.5 million of development and commercial milestone payments are potentially payable to Alloy upon achievement of additional milestones.
Note 20 – Subsequent Events
Annual Stockholders Meeting

On November 9, 2026, the Company held its 2026 annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved, among other things, (i) the Company’s 2026 Equity Incentive Plan, (ii) the Company’s 2026 Employee Stock Purchase Plan and (iii) a reverse stock split of the common stock of the Company at a ratio to be determined by the Board within the range between 1-for-5 to 1-for-15. The Annual Meeting was adjourned to November 30, 2026 solely with respect to Proposal No. 3 (the “Conversion Proposal”), and no vote was taken on the Conversion Proposal on November 9, 2026. The Conversion Proposal seeks stockholder approval of the issuance of shares of the Company’s common stock upon conversion of the Company’s Series C Preferred Stock, which will (a) represent more than 20% of the shares of common stock outstanding and (b) result in a change of control of the Company pursuant to Nasdaq Listing Rules 5635(a) and 5635(b), respectively. The Annual Meeting was adjourned with respect to the Conversion Proposal to allow additional time for

Index
the solicitation of proxies and for the approval by Nasdaq of the Company’s Nasdaq initial listing application, which was submitted to Nasdaq in October 2026.

Index
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes, included in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions, that are based on the beliefs of our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Lisata,” “we,” “us,” and “our” refer to Lisata Therapeutics, Inc. and its consolidated subsidiaries, including Marea Therapeutics, for periods after the Acquisition.

Overview
We are a clinical-stage biopharmaceutical company focused on the development of first-in-class, next-generation medicines for cardioendocrine diseases. On September 17, 2026, we completed the acquisition of Marea Therapeutics, Inc., a Delaware corporation (“Marea”), in accordance with the terms of the Agreement and Plan of Merger, dated September 17, 2026 (the “Merger Agreement”), by and among the Company, its merger subsidiaries and Marea (such transaction, the “Acquisition”). The Acquisition brought into our pipeline Marea’s lead product candidate, MAR001, which is in Phase 2b clinical development for the treatment of severe hypertriglyceridemia (sHTG), a condition characterized by very high triglyceride levels. We also brought in MAR002, which we are advancing for the treatment of acromegaly.
Under the terms of the Merger Agreement, upon the closing of the Merger (the “Closing”), we issued to the stockholders of Marea (i) 1,793,129 shares of the common stock of the Company, par value $0.001 per share (the “Common Stock”), and (ii) 211,365.213 shares of Series C Non-Voting Convertible Preferred Stock of the Company, par value $0.01 per share (the “Series C Preferred Stock”), each share of which is convertible into 1,000 shares of Common Stock, subject to approval by our stockholders of the Conversion Proposal (as defined below). The Series C Preferred Stock is subject to automatic conversion into Common Stock upon the third business day following the Company’s receipt of stockholder approval in accordance with Nasdaq listing rules (the “Conversion Proposal”).
Concurrent with the Acquisition, on September 18, 2026, we completed a private placement financing through the sale of shares of Series C Preferred Stock, resulting in gross proceeds of $225 million (the “2026 Private Placement”).
Prior to the Acquisition, we were dedicated to the discovery, development and commercialization of innovative therapies for the treatment of advanced solid tumors and other major diseases. Our investigational product, certepetide (formerly known as LSTA1 or CEND-1), is designed to activate a novel uptake pathway (the C-end rule active transport mechanism) that allows co-administered or tethered (i.e., molecularly bound) anti-cancer drugs to target and penetrate solid tumors more effectively. Certepetide actuates this active transport system in a tumor-specific manner, resulting in systemically co-administered anti-cancer drugs more efficiently penetrating and accumulating in the tumor, while normal tissues are expected to remain unaffected. Certepetide has also been shown to modify the tumor microenvironment (“TME”) by reducing T-regulatory cells and augmenting cytotoxic T cells, thereby making tumors more susceptible to immunotherapies while also inhibiting the metastatic cascade (i.e., the spread of cancer to other parts of the body). We, our collaborators and other researchers have amassed and continue to amass significant non-clinical data demonstrating enhanced delivery of a range of existing and emerging anti-cancer therapies, including chemotherapeutics, immunotherapies, and RNA-based therapeutics. In addition, certain preclinical data using certepetide in combination with antibody drug conjugates (ADCs) has been generated as part of our research collaboration with Catalent. These data were presented at a scientific meeting during the fourth quarter of 2025. To date, certepetide has also demonstrated favorable safety, tolerability and activity in completed and ongoing clinical trials designed to enhance delivery of standard-of-care chemotherapy, with and without added immunotherapy, for pancreatic cancer. Certepetide is or has been the subject of several Phase 2 clinical studies globally in a variety of solid tumor types, including metastatic pancreatic ductal adenocarcinoma (mPDAC), cholangiocarcinoma, appendiceal cancer, colon cancer and glioblastoma multiforme in combination with a variety of anti-cancer regimens. We are currently considering next steps for the development of certepetide and our other assets.
We have incurred significant operating losses since our inception and expect to continue to incur losses for the foreseeable future. Our net loss was $14.2 million and $13.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $578.9 million and cash and cash equivalents of $282.7 million, which includes $212.1 million in net proceeds received in the 2026 Private Placement and $72.9 million acquired in the Acquisition. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits. We

Index
expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and potentially seek marketing approval for, our product candidates. In addition, we expect to continue to incur significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

Recent Developments
Termination of Kuva Merger Agreement
On July 24, 2026, we terminated the previously announced Agreement and Plan of Merger, dated as of March 6, 2026, by and among Kuva Labs Inc., a Delaware corporation (“Parent”) and Kuva Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”), and us (as amended, the “Kuva Merger Agreement”), pursuant to Section 8.3(a) of the Kuva Merger Agreement (the “Termination”). Pursuant to the Kuva Merger Agreement, Purchaser agreed to acquire all of our outstanding shares of Common Stock, validly tendered and not validly withdrawn through a tender offer (the “Offer”), at a purchase price of (i) $4.00 per share of Common Stock, net to the seller in cash, without interest, plus (ii) one contingent value right (each, a “CVR”), representing the contractual right to receive two contingent cash payments up to an aggregate of $3.00 per CVR subject to the achievement of certain milestones, in accordance with the terms and subject to the conditions of a contingent value rights agreement. The Offer was to be followed by a merger to acquire all remaining outstanding shares of Common Stock for the same per share consideration paid in the Offer. For a summary of the material terms of the Kuva Merger Agreement and the Offer, please see our Current Reports on Form 8-K filed with the Securities and Exchange Commission on March 9, 2026, April 3, 2026, May 4, 2026, May 29, 2026, June 9, 2026 and July 17, 2026 and our Solicitation/Recommendation Statement on Schedule 14D-9 and related amendments filed with the Securities and Exchange Commission on June 10, 2026, July 2, 2026, July 13, 2026, July 17, 2026 and July 21, 2026. During the three and nine months ended September 30, 2026, we received payments totaling $0 and $1.0 million from Kuva related to the Kuva Merger Agreement, which are recorded in Other income (expense), net in the Consolidated Statements of Operations.
The Termination followed Parent and Purchaser’s failure to accept for payment all shares of Common Stock validly tendered and not validly withdrawn pursuant to the Offer after the expiration of the Offer one minute after 11:59 p.m., New York City Time, on July 20, 2026. Parent informed us that Parent had been unable to obtain sufficient financing for purposes of funding the Offer and instructed Equiniti Trust Company, LLC, in its capacity as depositary and paying agent for the Offer, to return the shares of Common Stock tendered in the Offer to the holders thereof.
As a result of the Termination, Parent was obligated under the Kuva Merger Agreement to pay us a termination fee of $2.0 million. In addition, we reserved all rights to seek all available legal remedies, including without limitation, damages for Willful Breach (as defined in the Kuva Merger Agreement) and any Enforcement Costs (as defined in the Kuva Merger Agreement). On July 31, 2026, we commenced an action in the Court of Chancery of the State of Delaware suing Parent and Purchaser over their breach of the Kuva Merger Agreement. Among other things, we are seeking payment of the termination fee and damages for the benefits our stockholders expected in connection with the transaction. There can be no assurance that we will be able to obtain damages from Parent or Purchaser, even to the extent legally available in any litigation that we may pursue, due to our limited financial resources available to fund related litigation and to Parent’s or Purchaser’s potential inability to satisfy with its existing assets any judgment that we might obtain.
Reduction in Force
On August 3, 2026, our board of directors (the “Board”) approved a reduction in workforce by approximately 72%, effective immediately. The decision was based on cost-reduction initiatives intended to reduce our ongoing operating expenses and maximize shareholder value as we planned to pursue strategic options. Affected employees were offered separation benefits, including severance payments along with temporary healthcare coverage assistance for certain employees. We incurred approximately $1.2 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits through the three and nine months ended ending September 30, 2026. This was offset by a reversal of approximately $0.4 million in accrued bonus expense related to the terminated employees, as it was determined such bonuses will not be paid upon termination.
In connection with the reduction in workforce approved by the Board on August 3, 2026, effective as of August 3, 2026, the employment of Dr. Kristen K. Buck, M.D., our Executive Vice President of R&D and Chief Medical Officer was terminated. Pursuant to the Amended and Restated Employment Agreement, dated as of June 10, 2025, between us and Dr. Buck (the “Buck Employment Agreement”), Dr. Buck’s departure from our company constituted a termination without Cause (as defined in the Buck Employment Agreement), and, in accordance therewith, Dr. Buck executed a release in favor of us, Dr.

Index
Buck is entitled to receive an amount equal to 12 months of her base salary and target bonus compensation and we shall pay COBRA premiums for Dr. Buck and her covered dependents for a period of up to 12 months.
Development Programs

MAR001 is a potential first-in-class monoclonal antibody in clinical development that targets ANGPTL4, a protein that is highly expressed in adipose tissue. By inhibiting ANGPTL4 and thereby augmenting lipoprotein lipase (LPL) activity, MAR001 is designed to lower triglycerides and improve adipose tissue function. Human genetic data has identified ANGPTL4 as a highly promising therapeutic target because loss of function alleles lead to lower triglyceride levels, improved adipose distribution, better insulin sensitivity, and protection from cardiovascular disease and type 2 diabetes.
MAR005, a half-life-extended version of MAR001 with an improved pharmacokinetic profile, is Marea’s planned Phase 3 product candidate and is in clinical development for the treatment of severe hypertriglyceridemia (sHTG), a condition characterized by very high triglyceride levels. Preclinical models with MAR001 demonstrated reduction in triglycerides, remnant cholesterol and ectopic fat, and improved insulin sensitivity. MAR001 has demonstrated strong Phase 1 and 2a results and is in Phase 2b clinical development. In November 2026, we announced 24-week data from our Phase 2b (Part A) TYDAL study of MAR001 at the American Heart Association (AHA) Scientific Sessions and simultaneously published these data in the New England Journal of Medicine. Part A met its primary endpoint demonstrating statistically significant, placebo-adjusted reductions in fasting triglyceride levels of 39.1% to 45.5% across three MAR001 dose levels at Week 12 (p<0.001 for all doses). Importantly, the magnitude of triglyceride lowering was greater among participants with higher baseline triglyceride levels, with reductions from baseline of up to 57.2% in participants with triglycerides ≥300 mg/dL and up to 72.2% in participants with triglycerides ≥500 mg/dL. MAR001 also demonstrated significant reductions in remnant cholesterol and was generally well tolerated through 24 weeks of treatment. These findings support the continued development of ANGPTL4 inhibition as a novel therapeutic approach for hypertriglyceridemia, and we have initiated enrollment in Part B of the Phase 2b TYDAL-TIMI 78 study in participants with severe hypertriglyceridemia (sHTG). We expect to report topline data from Part B of the Phase 2b study of MAR001 in sHTG in the second half of 2027 and to complete dose selection for a Phase 3 clinical trial of MAR005 in mid-2027.
MAR002 is being developed as a potent and selective half-life-extended, allosteric, human monoclonal growth hormone receptor antagonist (GHRA) antibody for the treatment of acromegaly. The in vivo pharmacokinetic (PK) and pharmacodynamic (PD) properties of MAR002 have been observed to be predictable and typical of a half-life extended human antibody, showing a long duration of action compatible with infrequent subcutaneous dose administration in humans. In June 2026, Marea presented data from a first-in-human Phase 1 clinical trial of MAR002 at the 2026 Annual Meeting of the Endocrine Society (ENDO), which demonstrated compelling proof-of-mechanism with deep and durable IGF-1 suppression and PK properties that may enable dosing as infrequently as once every two weeks, compared to the daily subcutaneous injections required by the current standard of care. In October 2026, we announced the dosing of the first patient in our Phase 2 clinical trial of MAR002 for the treatment of acromegaly. This study intends to enroll approximately 72 participants with acromegaly across three MAR002 dose arms, after an initial 900 mg loading dose, compared to placebo, with a primary endpoint of IGF-1 reduction following 10 weeks of treatment. After completing the 10-week treatment period, eligible participants will have an option to enroll in an open-label extension clinical trial. We expect to report topline data from the Phase 2 clinical trial in the fourth quarter of 2027.
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

Index
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

Index
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
Results of Operations
On September 17, 2026, the Company acquired Marea (see Note 3), and Marea’s results are included in the Company’s results from that date.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table summarizes our results of operations for the three months ended September 30, 2026 and September 30, 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Revenue	$—	$—	$—

Operating Expenses:
Research and development	$5,206	$1,959	$3,247
General and administrative	4,824	2,455	2,369
Total operating expenses	10,030	4,414	5,616
Loss from operations	(10,030)	(4,414)	(5,616)
Total other (expense) income	(2,783)	165	(2,948)
Benefit from income taxes	(6,026)	—	6,026
Net loss	$(6,787)	$(4,249)	$(2,538)
 Overall, net losses were $6.8 million for the three months ended September 30, 2026, compared to $4.2 million for the three months ended September 30, 2025.
Revenue
We did not have any revenue for the three months ended September 30, 2026 and September 30, 2025.

Index
Operating Expenses
For the three months ended September 30, 2026, operating expenses totaled $10.0 million, compared to $4.4 million for the three months ended September 30, 2025, representing an increase of $5.6 million or 127.2%. Operating expenses are comprised of the following:
•Research and development expenses were approximately $5.2 million for the three months ended September 30, 2026, compared to $2.0 million for the three months ended September 30, 2025, representing an increase of $3.2 million or 165.7%. The increase was primarily due to the inclusion of Marea Therapeutics' operations following the September 17, 2026 Acquisition, of $4.5 million primarily related to MAR001 and MAR002 . This was partially offset by a reduction in expenses associated with our Phase 2a proof-of-concept Bolster trial which completed in the prior year and lower spend on the GBM Phase 2a trial and a reduction in Chemistry, Manufacturing, and Controls (“CMC”) activities.
•General and administrative expenses were approximately $4.8 million for the three months ended September 30, 2026, compared to $2.5 million for the three months ended September 30, 2025, representing an increase of $2.4 million or 96.5%. This was primarily due to deal related fees associated with the acquisition of Marea Therapeutics which closed in September 2026 and consulting and legal fees in connection with the termination of the Kuva Merger Agreement.
Historically, to minimize our use of cash, we have used a variety of equity instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.
Other (Expense) Income
Total other expense was $2.8 million for three months ended September 30, 2026, compared to other income of $0.2 million for the three months ended September 30, 2025, representing a decrease of $2.9 million primarily due to a $3.1 million loss contingency recorded on its consolidated balance sheet related to non-compliance of certain program requirements related to a State Technology Business Tax Certificate Transfer Program that the Company had participated in (see Note 16).
Income Tax Benefit
Subsequent to the acquisition of Marea (See Note 3), we incurred operating losses resulting in deferred tax assets associated with post-acquisition net operating loss. These post-acquisition losses are not subject to the Section 382 limitations and may be carried forward indefinitely for federal income tax purposes. We determined that the deferred tax liabilities associated with the acquired indefinite-lived intangible assets provide a source of future taxable income to support the realization of these post-acquisition deferred tax assets. Accordingly, the Company recognized the related net deferred tax liability and a corresponding deferred income tax benefit of $6.0 million in the consolidated statement of operations.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table summarizes our results of operations for the nine months ended September 30, 2026 and September 30, 2025 (in thousands):

Index

	Nine Months Ended September 30,
	2026	2025	Change
Revenue	$—	$70	$(70)

Operating Expenses:
Research and development	6,994	6,815	179
General and administrative	11,970	8,385	3,585
Total operating expenses	18,964	15,200	3,764
Loss from operations	(18,964)	(15,130)	(3,834)
Total other (expense) income	(1,654)	536	(2,190)
Benefit from income taxes	(6,413)	(962)	5,451
Net loss	$(14,205)	$(13,632)	$(573)

Revenue
We did not have any revenue for the nine months ended September 30, 2026. For the nine months ended September 30, 2025, revenue totaled $70 thousand in connection with an upfront license fee related to a research license agreement.
Operating Expenses
For the nine months ended September 30, 2026, operating expenses totaled $19.0 million, compared to $15.2 million for the nine months ended September 30, 2025, representing an increase of $3.8 million or 24.8%. Operating expenses are comprised of the following:
•Research and development expenses were approximately $7.0 million for the nine months ended September 30, 2026, compared to $6.8 million for the nine months ended September 30, 2025, representing an increase of $0.2 million or 2.6%. The increase was primarily due to the inclusion of Marea Therapeutics operations following the September 2026 Acquisition, of $4.5 million primarily related to MAR001 and MAR002. This was partially offset by a reduction in expenses associated with our Phase 2a proof-of-concept Bolster trial which completed in the prior year, a reduction in clinical department expenses as a result of the elimination of several positions during the prior year and lower spend on the GBM Phase 2a trial and a reduction in Chemistry, Manufacturing, and Controls (“CMC”) activities.
•General and administrative expenses were approximately $12.0 million for the nine months ended September 30, 2026, compared to $8.4 million for the nine months ended September 30, 2025, representing an increase of $3.6 million or 42.8%. This was primarily due to deal related fees associated with the acquisition Marea Therapeutics which closed in September 2026 and consulting and legal fees in connection with the termination of the Kuva Merger Agreement.
Historically, to minimize our use of cash, we have used a variety of equity instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.
Other (Expense) Income
Total other expense was $1.7 million for the nine months ended September 30, 2026, compared to other income of $0.5 million for the nine months ended September 30, 2025, representing a decrease of $2.2 million primarily due to a $3.1 million loss contingency recorded on its consolidated balance sheet related to non-compliance of certain program requirements related to a State Technology Business Tax Certificate Transfer Program that the Company had participated in (see Note 16) partially offset by a $1.0 million receipt from Kuva related to the terminated Kuva Merger agreement.
Income Tax Benefit
Subsequent to the acquisition of Marea (See Note 3), we incurred operating losses resulting in deferred tax assets associated with post-acquisition net operating loss. These post-acquisition losses are not subject to the Section 382 limitations and may be carried forward indefinitely for federal income tax purposes. We determined that the deferred tax liabilities

Index
associated with the acquired indefinite-lived intangible assets provide a source of future taxable income to support the realization of these post-acquisition deferred tax assets. Accordingly, the Company recognized the related net deferred tax liability and a corresponding deferred income tax benefit of $6.0 million in the consolidated statement of operations.
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

Index
Analysis of Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents of approximately $282.7 million, working capital of approximately $267.3 million, and stockholders’ equity of approximately $7.6 million.
During the nine months ended September 30, 2026, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.
Net cash (used in) or provided by, operating, investing and financing activities were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(18,413)	$(12,700)
Net cash provided by investing activities	72,919	15,086
Net cash provided by financing activities	212,273	394

Operating Activities
Our cash used in operating activities during the nine months ended September 30, 2026 was $18.4 million, which is comprised of (i) our net loss of $14.2 million, adjusted for non-cash expenses totaling $4.9 million (which includes adjustments for equity-based compensation, depreciation, benefit for deferred taxes and non-cash lease expense), and (ii) changes in operating assets and liabilities providing approximately $0.6 million.
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
Investing Activities
Our cash provided by investing activities during the nine months ended September 30, 2026 totaled $72.9 million of cash acquired in the Marea Therapeutics acquisition.
Our cash provided by investing activities during the nine months ended September 30, 2025 totaled $15.1 million and was primarily due to net sales of marketable securities (net of purchases of marketable securities).
Financing Activities
Our cash provided by financing activities during the nine months ended September 30, 2026 totaled $212.3 million and consisted primarily of $212.1 million from the issuance of Series C Preferred Stock, warrant exercise proceeds of $0.2 million, option exercise proceeds of $0.1 million partially offset by tax withholding-related payments on net share settlement equity awards to employees of $0.2 million.
Our cash provided in financing activities during the nine months ended September 30, 2025 totaled $0.4 million and consisted of $0.6 million in proceeds primarily from the issuance of shares through our ATM Agreement, partially offset by tax withholding-related payments on net share settlement equity awards to employees of $0.3 million.
Liquidity and Capital Requirements Outlook
As of September 30, 2026, we had cash and cash equivalents of approximately $282.7 million. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenues from our product candidates currently in development. We are subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if our drug development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.
As of September 30, 2026, we had an accumulated deficit of $578.9 million. We expect to generate operating losses and negative operating cash flows for the foreseeable future. We will need additional financing to support our continuing operations

Index
and pursue our current strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.
Concurrent with the Acquisition, on September 18, 2026, the Company completed the 2026 Private Placement through the sale of shares of Series C Preferred Stock, resulting in gross proceeds of $225 million.
The Series C Preferred Stock is subject to automatic conversion into Common Stock upon the third business day following stockholder approval of the Conversion Proposal. The Certificate of Designation provides that, at any time beginning six months after the initial issuance of the Series C Preferred Stock, if we fail to timely deliver shares of Common Stock to a converting holder in accordance with the terms of the Certificate of Designation, such holder may require us to pay cash in an amount equal to the average closing price of the Company’s common stock over the ten trading days preceding the conversion date, multiplied by the number of undelivered shares.

Our ability to satisfy these potential cash settlement obligations is not entirely within our control, as it is contingent on, among other things, our ability to obtain stockholder approval and to deliver shares of Common Stock upon conversion within the timeframes required by the Certificate of Designation. If we are unable to obtain stockholder approval in a timely manner, or are otherwise unable to timely deliver shares of Common Stock upon conversion, holders who submit conversion notices after the applicable trigger date could require us to make significant cash payments that could substantially reduce our available cash resources.
After evaluating the conditions described above in the aggregate, we have concluded that there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern within the twelve months after the date that our consolidated financial statements are issued, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.
To meet our short and long-term liquidity needs, including severance payments, we expect to use existing cash balances. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, partnerships and/or collaborations and/or sale of assets. In addition, we have sued Kuva to receive the termination fee under the Kuva Merger Agreement and for damages for the benefits our stockholders expected in connection with the transaction. However, there can be no assurance that we will be able to obtain the termination fee or damages from Kuva. Our history of operating losses and liquidity challenges may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of pharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. On September 17, 2026, we acquired Marea Therapeutics. The acquisition was accounted for as an acquisition of a business with the Lisata as the accounting acquirer in accordance with ASC 805. Marea was determined to be a variable interest entity as its equity at risk is not sufficient to fund its development programs, and Lisata, as sole equity holder with power over Marea and all of its economics, is its primary beneficiary and therefore the acquirer under ASC 805-10-25-5. We determined a preliminary fair value of consideration transferred of $378 million, based on the fair value of the equity consideration issued and assumption of stock options.
Accounting for the business combination requires significant estimates and assumptions in determining the fair value of assets acquired and liabilities assumed, particularly acquired in-process research and development (“IPR&D”) assets. The fair value of IPR&D is primarily determined using an income approach. Significant assumptions include the probability and timing of successful clinical development and regulatory approval, estimated development costs, projected revenues, expected market

Index
penetration and discount rates. Given the inherent uncertainty associated with clinical development and commercialization, actual results may differ materially from these estimates. Changes in these assumptions could materially affect the fair value of acquired IPR&D and goodwill and could result in future impairment charges. This represents a new critical accounting policy not previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 12, 2026. Except for this addition, there were no other significant changes to our critical accounting policies which are included in our Annual Report on Form 10-K.

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
As of September 30, 2026, we evaluated, with the participation of our management, including our Evaluating Officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Evaluating Officers concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Evaluating Officers, as appropriate to allow timely decisions regarding required disclosure.
(b)  Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during our last quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be subject to legal proceedings. In connection with the termination of the Kuva Merger Agreement, on July 31, 2026, we commenced an action in the Court of Chancery of the State of Delaware suing Parent and Purchaser over their breach of the Kuva Merger Agreement. Among other things, we are seeking payment of the $2.0 million termination fee and damages for the benefits our stockholders expected in connection with the transaction. Defendants’ deadline to answer, move against or otherwise respond to the complaint is November 23, 2026.
Other than the foregoing, we are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
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
Summary of Risk Factors

Our business, financial condition, operating results and cash flows are subject to numerous risks and uncertainties that are summarized below. The summary of risk factors below should be read together with the more detailed discussion of risks following this summary as well as elsewhere in this Quarterly Report.
•We face risks related to the terminated Kuva Merger Agreement, including that we may not be successful in obtaining any termination fee and/or damages from Kuva relating to its breach of the Kuva Merger Agreement.
•We face risks related to our acquisition of Marea Therapeutics, Inc., including that we may be required to settle the shares of Series C Preferred Stock issued in connection with the Acquisition and the PIPE Financing in cash if the conditions to conversion of such shares into common stock are not met, we may fail to successfully integrate the business of Marea and we may incur expenses related to the Acquisition that exceed the amounts we anticipate.
•Our limited operating history may make it difficult to evaluate our current business and predict our future results.
•We have incurred since our inception, and expect to continue to incur, significant financial losses for the foreseeable future and will require additional financing, which could dilute our stockholders, restrict our operations or require us to relinquish valuable rights.
•There is substantial doubt regarding our ability to continue as a going concern.
•Delays or failures in developing, obtaining approval for or commercializing our product candidates, particularly our lead product candidate, MAR001, and MAR005, a half-life extended version of MAR001, could materially harm our business.
•If we encounter adverse events or other safety risks, or if our clinical trials otherwise fail to replicate positive results from earlier nonclinical studies or clinical trials, we may be unable to successfully develop, obtain regulatory approval for or commercialize our product candidates.
•Our limited late-stage development and regulatory submission experience, and regulatory requirements for related to manufacturing processes and controls for pivotal clinical trials, could delay or prevent regulatory approval of our product candidates.
•Developing treatments for cardioendocrine diseases presents distinct clinical and regulatory challenges.
•Difficulties enrolling a sufficient number of patients in our clinical trials could delay or otherwise impair our clinical development and commercialization plans.

Index
•We may be unable to establish the sales, marketing and distribution capabilities needed to commercialize our product candidates, if approved.
•Any approved product candidates may not achieve sufficient market acceptance for commercial success or otherwise be able to compete in the market.
•Failure to identify and develop additional product candidates could limit our growth.
•Failure to manage our anticipated growth or to attract and retain qualified personnel could adversely affect our business and operating results.
•We rely on third-party manufacturers and other clinical-trial service providers, and any failure by these service providers to perform their obligations could adversely affect our business and operating results.
•We are subject to additional risks associated with our reliance on service providers in jurisdictions outside the U.S., including China.
•We may be unable to establish successful collaborations on acceptable terms, and any collaborations we enter into may not achieve their intended benefits.
•Our future growth may depend on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.
•Even if we receive regulatory approval of any product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and other challenges.
•We may fail to obtain orphan drug designation or otherwise avail ourselves of any benefits of expedited designations or approval pathways for our product candidates.
•We may face additional regulatory and development challenges related to our development and potential commercialization of drug-device combination products or products with companion-diagnostic requirements.
•The successful commercialization of any of our product candidates, if approved, will depend on our ability to achieve adequate coverage and reimbursement levels and avail ourselves of favorable pricing policies.
•Healthcare legislative or regulatory reform measures, including regulations regarding the pricing, coverage and reimbursement of pharmaceutical and biological products, may have a negative impact on our business and results of operations.
•We face compliance costs and may be subject to significant liability if we are found to violate laws and regulations, including healthcare fraud-and-abuse laws and laws prohibiting the promotion of off-label uses, or if we are subject to litigation, government investigations or enforcement actions.
•Violations of export and import controls, economic sanctions, and anti-corruption laws and regulations could harm our business.
•If we are unable to protect our intellectual property or obtain and maintain patent protection for our technology and product candidates, our competitive position and commercialization efforts could be harmed.
•If we fail to comply with our obligations under our license agreements, we could lose rights to our product candidates or key technologies.
•Third-party claims of intellectual property infringement, misappropriation, or other violations against us or our collaborators could be expensive and time-consuming and may prevent or delay the development and commercialization of our product candidates.
•We may become involved in lawsuits to protect or enforce our intellectual property rights, which could be expensive, time-consuming, and unsuccessful.
•Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.

Index
•Unfavorable global economic and geopolitical conditions could adversely affect our business, financial condition, stock price, and results of operations.
•Our use of new and evolving technologies, such as artificial intelligence, may present cybersecurity and other risks and challenges that can impact our business.
•Any failure to maintain effective internal control over financial reporting or otherwise comply with applicable requirements under Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
•Changes in tax laws or the application of such laws to our operations, including our operations in Australia, could adversely affect our business and financial condition.

Risks Related to Legal Proceedings Against Kuva

Although we have commenced legal proceedings against Kuva relating to its breach of the Merger Agreement, we are uncertain if we will be successful in obtaining the termination fee and/or damages from Kuva.

As a result of Kuva’s breach and our termination of the Merger Agreement, Kuva is obligated under the Merger Agreement to pay us a termination fee of $2.0 million. In addition, we reserved all rights to seek all available legal remedies, including without limitation, damages for willful breach (as defined in the Merger Agreement) and any enforcement costs (as defined in the Merger Agreement). Accordingly, we have commenced legal proceedings against Kuva. There can be no assurance that we will be able to obtain damages from Kuva due to our limited financial resources available to fund related litigation and to Kuva’s potential inability to satisfy with its existing assets any judgment that we might obtain.

Risks Related to the Acquisition

Pursuant to the terms of the Acquisition, we are required to recommend that our stockholders approve the conversion of all outstanding shares of our Series C Preferred Stock into shares of our common stock. We must also obtain stockholder approval of an amendment to our certificate of incorporation to effect a reverse stock split at ratio to be determined by our board of directors. If our stockholders do not approve these matters, we may be required to settle the shares of Series C Preferred Stock in cash and our operations may be materially harmed.

Under the terms of the Merger Agreement and the 2026 Private Placement purchase agreement, as promptly as practicable following the date of the Merger Agreement and pursuant to the Nasdaq Stock Market Rules, we will call and hold a meeting of our stockholders to obtain the requisite approval from our legacy stockholders for, among other things, (i) the approval, in accordance with Nasdaq Listing Rules 5635(a) and 5635(b) of the conversion of the Series C Preferred Stock into shares of our common stock, or the Conversion Proposal and (ii) the amendment of our certificate of incorporation to effect a reverse stock split of our common stock at a ratio to be determined by our board of directors and, together with the Conversion Proposal, the “Company Stockholder Matters”. If we fail to receive sufficient proxies to constitute a quorum or to obtain the required vote on the Company Stockholder Matters and/or our Nasdaq Listing Application (as defined below) is not approved, we would be required to adjourn the meeting one or more times for up to 30 days per adjournment. If stockholder approval of the Company Stockholder Matters or approval of the Nasdaq Listing Application are still not obtained following such adjournment(s), we will be obligated to continue soliciting stockholder approval at subsequent annual or special meetings of our stockholders, held at intervals of no more than six months, until such approvals are obtained, which would be time consuming and costly.
There can be no assurance that our legacy stockholders will approve the Company Stockholder Matters. If the Company Stockholder Matters are not approved by the date that is six months following the initial issuance date of the Series C Preferred Stock, the holders of the Series C Preferred Stock would be entitled to require us to settle their shares of our common stock underlying the Series C Preferred Stock for cash at a price per share equal to the fair value of our common stock at such time as described in the Certificate of Designation of Preferences, Rights and Limitations of the Series C Preferred Stock, or the Certificate of Designation. If we are forced to cash settle a significant amount of the shares of our common stock underlying the Series C Preferred Stock, it could materially affect our results of operations, business and financial condition.

Failure to obtain Nasdaq listing approval could materially harm our business and financial condition.

Pursuant to the Merger Agreement, in order to permit the waiver of the beneficial ownership limitations applicable to the Series C Preferred Stock and take other actions following the consummation of the Acquisition, which would constitute a “change of control” under Nasdaq Listing Rule 5110(a), we are required to use our reasonable best efforts to file an initial

Index
listing application for our common stock on Nasdaq (the “Nasdaq Listing Application”). The Nasdaq Listing Application must be conditionally approved prior to the date of our stockholder meeting to approve the Company Stockholder Matters. If we fail to meet the Nasdaq listing requirements and Nasdaq does not approve the Nasdaq Listing Application, we will be required to adjourn our stockholder meeting to approve the Company Stockholder Matters one or more times for up to 30 days per adjournment, continue to use our reasonable best efforts to obtain approval of the Nasdaq Listing Application and to continue soliciting stockholder approval of the Company Stockholder Matters at subsequent annual or special meetings of our stockholders, held at intervals of no more than six months, until such approval and the approval of the Company Stockholder Matters are obtained, which would be time consuming and costly. Additionally, if the Company Stockholder Matters are not approved by the date that is six months following the initial issuance date of the Series C Preferred Stock, the holders of the Series C Preferred Stock would be entitled to require us to settle their shares of Series C Preferred Stock for cash at a price per share equal to the fair value of the Series C Preferred Stock at such time as described in the Certificate of Designation. If we are forced to settle in cash a significant amount of the shares of our common stock underlying the Series C Preferred Stock, it could materially affect our results of operations, business and financial condition. We cannot assure you that we will be able to meet Nasdaq’s initial listing standards. Furthermore, if we fail to obtain approval of the Nasdaq Listing Application, we may be unable to execute on our plans for the Company following the Acquisition, which could materially affect our results of operations, business and financial condition.

The failure to successfully integrate the business of Marea in the expected timeframe could adversely affect our results of operations, financial condition, and future results.

In September 2026, we consummated the Acquisition, pursuant to which we acquired Marea, and we closed the 2026 Private Placement. We cannot guarantee that implementing the Acquisition and related transactions will not impair stockholder value or otherwise adversely affect our business. Our ability to successfully integrate our pre-Acquisition operations with those of Marea will depend, in part, on our ability to realize the anticipated benefits from the Acquisition. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits of the Acquisition may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be adversely affected. In addition, the integration of the Company’s and Marea’s respective businesses will be a time-consuming and expensive process. Proper planning and effective and timely implementation will be critical to avoid any significant disruption to our operations. There can be no assurance that we will effectively manage the increased complexity of our business without experiencing operating inefficiencies or control deficiencies. Delays encountered in the integration process could have a material adverse effect on our expenses, operating results and financial condition, including the value of shares of our common stock.
We have incurred, and expect to continue to incur, substantial expenses related to the Acquisition and the integration of Marea.

Both Lisata and Marea have incurred significant transaction expenses in connection with the drafting and negotiation of the Merger Agreement, and the related ancillary agreements. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses likely will result in our taking significant charges against earnings following the completion of the Acquisition, and the amount and timing of such charges are uncertain at present.
Risks related to our limited operating history, financial condition and need for additional capital.

We are a clinical-stage biopharmaceutical company with a limited operating history, which may make it difficult to evaluate our current business and predict our future success and viability. We have incurred significant financial losses since our inception and anticipate that we will continue to incur significant financial losses for the foreseeable future.

We have a limited operating history as Lisata Therapeutics, Inc., limited capital, and limited sources of revenue. Since our inception in 1980 through September 30, 2026, we have incurred aggregate net losses of approximately $578.9 million, including those of Marea. As of September 30, 2026, our cash and cash equivalents and marketable securities were $282.7 million. Marea is a clinical-stage biopharmaceutical company with a limited operating history, and its operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying, licensing and developing potential product candidates, securing intellectual property rights, and planning and undertaking preclinical studies and clinical trials.
Our current business has not generated revenues in the past, and for the foreseeable future we do not expect it to generate sufficient revenues to cover our operating activities as a whole, including our development activities associated with our

Index
product candidates. Ultimately, we may never generate sufficient revenue from our business to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of product development and other operations.

We anticipate that our expenses will increase substantially if, and as, we:

•advance our product candidates through clinical development, including as we continue to advance MAR001/005 and MAR002 in later-stage clinical trials and explore strategic options for the development of certepetide;

•continue to develop our preclinical pipeline;

•seek regulatory approvals from the U.S. Food and Drug Administration (the “FDA”) or other foreign regulatory authorities for our product candidates that successfully complete clinical trials;

•hire additional clinical, quality control, medical, scientific and other technical personnel to support the clinical development of our product candidates;

•experience an increase in headcount as we expand our research and development organization and market development and pre-commercial planning activities;

•undertake any pre-commercial or commercial activities to establish sales, marketing and distribution capabilities;

•advance our existing and potential future nonclinical-stage product candidates into clinical development;

•maintain, expand and protect our intellectual property portfolio;

•experience heightened regulatory scrutiny;

•make milestone, royalty, interest or other payments due under any existing or future licensing, financing or other arrangements with third parties; and

•incur additional legal, accounting, and other expenses associated with operating as a public company.

Biopharmaceutical product development entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, secure market access and reimbursement and become commercially viable, and therefore any investment in us is highly speculative. Accordingly, before making an investment in us, you should consider our prospects, factoring in the costs, uncertainties, delays and difficulties frequently encountered by companies in clinical development, especially clinical-stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they would otherwise be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives.
Additionally, our expenses could increase beyond our expectations if we are required by the FDA, European Medicines Agency (the “EMA”), or other comparable regulatory authorities to perform clinical trials in addition to those that we currently expect, or if there are any delays in establishing appropriate manufacturing arrangements and mitigating unforeseen manufacturing, quality and facility inspection risks for or in completing our clinical trials or the development of any of our product candidates.
Additional financing could dilute our stockholders, restrict our operations or require us to relinquish valuable rights.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents and short-term investments, any future equity, debt or other financings and upfront and milestone and royalty payments, if any, received under any future licenses or collaborations. If we raise additional capital through the sale of equity or convertible debt securities, or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or

Index
restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring, selling or licensing intellectual property rights or assets, which could adversely impact our ability to conduct our business.
If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable. Any of these occurrences may have a material adverse effect on our business, operating results and prospects.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
There is substantial doubt regarding our ability to continue as a going concern.

There is substantial doubt regarding our ability to continue as a going concern. Our continued operations are dependent upon our ability to obtain additional capital. As of September 30, 2026, our cash and cash equivalents were $282.7 million.
Concurrent with the Acquisition, on September 18, 2026, the Company completed the 2026 Private Placement through the sale of shares of Series C Preferred Stock, resulting in gross proceeds of $225 million.
The Series C Preferred Stock is subject to automatic conversion into Common Stock upon the third business day following stockholder approval of the Conversion Proposal. The Certificate of Designation provides that, at any time following the earlier of (i) stockholder approval of the Conversion Proposal or (ii) six months after the initial issuance of the Series C Preferred Stock, if we fail to timely deliver shares of Common Stock to a converting holder in accordance with the terms of the Certificate of Designation, such holder may require us to pay cash in an amount equal to the to average closing price of the Company’s common stock over the ten trading days preceding the conversion date, multiplied by the number of undelivered shares.

Our ability to satisfy these potential cash settlement obligations is not entirely within our control, as it is contingent on, among other things, our ability to obtain stockholder approval and to deliver shares of Common Stock upon conversion within the timeframes required by the Certificate of Designation. If we are unable to obtain stockholder approval in a timely manner, or are otherwise unable to timely deliver shares of Common Stock upon conversion, holders who submit conversion notices after the applicable trigger date could require us to make significant cash payments that could substantially reduce our available cash resources.
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
Risks related to the discovery and development of our current or future product candidates

Failure to develop, obtain approval for or commercialize our product candidates could materially harm our business.

Our future success and ability to generate revenue depend on our ability to successfully develop, obtain regulatory approval for and commercialize one or more of our product candidates. All of our product candidates will require substantial additional investment for clinical development, regulatory review and approval in one or more jurisdictions. We may not have the

Index
financial resources to continue development of our product candidates if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, our product candidates, including:

•our inability to demonstrate to the satisfaction of the FDA, EMA, or other comparable regulatory authorities that our product candidates are safe and effective;

•insufficiency of our financial and other resources to complete the necessary clinical trials and nonclinical studies;

•negative or inconclusive results from our clinical trials, nonclinical studies or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional clinical trials or nonclinical studies or abandon a program;

•future product-related adverse events (“AEs”) experienced by subjects in our clinical trials, including unexpected toxicity results, or by individuals using drugs or therapeutic biologics similar to our product candidates;

•delays in submitting an Investigational New Drug (“IND”) application or other regulatory submission to the FDA, EMA, or other comparable regulatory authorities, or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial or a suspension or termination, or hold, of a clinical trial once commenced;

•poor efficacy of our product candidates during clinical trials;

•better than expected performance of control arms, such as placebo groups, which could lead to negative or inconclusive results from our clinical trials;

•higher than anticipated clinical trial or manufacturing costs;

•interruption in drug substance or drug product supply due to manufacturing, quality or facility inspection issues;

•unfavorable FDA, EMA or comparable regulatory authority inspection and review of our clinical trial sites; or

•insufficiency of our financial and other resources to complete the necessary activities to prepare for launch commercialization and/or resources to address coverage and reimbursement matters to the extent any of our product candidates receive approval.

If any of our product candidates, particularly MAR001/005 for sHTG and MAR002 for acromegaly, encounters development issues, including any of those described above, our development plans and business would be materially harmed.
Our allocation of limited resources may cause us to forgo product candidates or indications that may have been more profitable or for which there is a greater likelihood of success.

Our lead product candidates, MAR001/005 for sHTG and MAR002 for acromegaly, are at various stages of clinical development. MAR001 is being evaluated in the ongoing Phase 2b extension clinical trial in patients with sHTG and an ongoing Phase 2 mechanistic study, MAR002 is being evaluated in an ongoing Phase 2 clinical trial in patients with acromegaly, and we are evaluating potential next steps in the development of certepetide, our legacy product candidate for the treatment of advanced solid tumors. We seek to rapidly advance discovery and development of transformational medicines for patients suffering from cardiovascular and cardioendocrine diseases.
Due to the significant resources required for the development of our product candidates, we must decide which product candidates and indications to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates, therapeutic areas or indications may not lead to the development of viable commercial products and may divert resources away from better opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the pharmaceutical industry, in particular for cardiovascular or cardioendocrine diseases, our business, financial condition and results of operations could be materially and adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through

Index
collaboration, licensing or royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.
Lengthy and unpredictable regulatory review processes could delay or prevent approval of our product candidates.

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining regulatory approval from the FDA. Foreign regulatory authorities, such as the EMA and national competent authorities in EU Member States, impose similar requirements. The time required to obtain approval by the FDA, EMA, or other comparable regulatory authorities is inherently unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For instance, jurisdictions outside of the United States, such as the European Union or Japan, may have different requirements for regulatory approval, which may require us to conduct additional clinical, nonclinical or chemistry, manufacturing and control (“CMC”) studies. To date, we have not submitted a BLA or NDA to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. We must complete additional nonclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.
Before obtaining approval from regulatory authorities for the commercialization of any of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our initial and potential additional product candidates is susceptible to the risk of failure inherent at any stage of development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of AEs that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA, EMA, or other comparable regulatory authorities that a product candidate may not continue development or is not approvable. It is possible that even if any of our product candidates have a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of such product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of, or intolerability caused by, such product candidate, or mistakenly believe that our product candidates are toxic or not well-tolerated when that is not in fact the case. Serious AEs or other AEs, as well as tolerability issues, could hinder or prevent market acceptance of the product candidate at issue.
The general approach for FDA approval of a new drug is dispositive data from two or more adequate and well-controlled clinical trials of the product candidate in the relevant patient population. Adequate and well-controlled clinical trials typically involve a large number of patients, have significant costs and take years to complete. The FDA, EMA or other comparable regulatory authorities may disagree with us about whether a clinical trial is adequate and well-controlled or may request that we conduct additional clinical trials prior to regulatory approval. In addition, there is no assurance that the doses, endpoints and trial designs that we intend to use for our planned clinical trials, including those that we have developed based on feedback from regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals. For instance, we may seek FDA regulatory flexibility and pursue marketing approval based on data from only one adequate and well-controlled clinical investigation, but the FDA may not agree with our proposed development plans, and our clinical trial results may not support approval of our product candidates for our target indications.
Our current and future product candidates could fail to receive regulatory approval for many reasons, including:

•the FDA, EMA, or other comparable regulatory authorities may disagree as to the dosing regimen, design or implementation of our clinical trials or our interpretation of data from clinical trials or nonclinical studies;

•we may fail to demonstrate to the satisfaction of the FDA, EMA, or other comparable regulatory authorities that a product candidate is safe and effective for its proposed indication;

•the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA, or other comparable regulatory authorities for approval;

•we may fail to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

Index
•the data collected from clinical trials of our product candidates may not demonstrate substantial evidence of effectiveness or otherwise be sufficient to support the submission of a BLA or NDA to the FDA or other submission or to obtain regulatory approval in the United States, the European Union or elsewhere;

•the FDA, EMA, or comparable regulatory authorities may not file or accept our BLA, NDA or marketing application for substantive review;

•the FDA, EMA, or other comparable regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•the approval policies or regulations of the FDA, EMA, or other comparable regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market any product candidate we develop, which would substantially harm our business, financial condition, results of operations and prospects. The FDA, EMA, and other comparable regulatory authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be granted for any product candidate that we develop. Even if we believe the data collected from future clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA, EMA, or other comparable regulatory authorities. Furthermore, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes.
In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.
We may also be required to change our regulatory strategy or to modify our applications for regulatory approval, which could delay and impair our ability to complete the preclinical and clinical development and manufacture of, and obtain regulatory approval for, our product candidates. Changes in regulatory authorities and advisory groups, or any new requirements or guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development and manufacturing costs, lead to changes in regulatory pathways, positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with the FDA and other regulatory authorities, and our product candidates will likely be reviewed by an FDA advisory committee. Any guidance we receive from the FDA or other foreign regulatory authorities is subject to change. These regulatory authorities could change their position, including on the acceptability of our clinical trial designs or the clinical endpoints selected in our clinical trials, which may require us to complete additional clinical trials or result in stricter conditions for obtaining regulatory approval for our product candidates. We also must comply with applicable requirements, and if we fail to do so, we may be required to delay or discontinue development of our product candidates.
Our plan to bridge from MAR001 to MAR005 may not be successful.

MAR005 is a half-life-extended version of MAR001 that incorporates modifications to the Fc region of the antibody and is intended to extend its half-life and permit less frequent dosing. Substantially all of the clinical data we have generated to date in our sHTG program, including in our Phase 1 and Phase 1b/2a clinical trials, and the TYDAL-TIMI 78 Phase 2b clinical trial, were generated with MAR001. We intend to advance MAR005, rather than MAR001, into late-stage development, and we plan to rely on the efficacy data generated with MAR001, together with pharmacokinetic and pharmacodynamic data generated with MAR005 in a planned bridging study, to support the dose selection and design of our late-stage clinical trials of MAR005. If the bridging study does not support the dose and dosing interval we intend to evaluate in our late-stage clinical trials, or if the FDA or any comparable foreign regulatory authority concludes that the efficacy data generated with MAR001 are not sufficiently predictive of the efficacy of MAR005, we may be required to conduct additional clinical trials of MAR005 before initiating late-stage development. The FDA may also determine that additional nonclinical studies, such as longer-duration toxicology studies, are required, which could delay the initiation of our late-stage clinical trials.

Index
Additionally, MAR005 may not perform as we expect in our bridging studies. Changes in the molecule, as well as differences in formulation, concentration, injection volume and device, may result in pharmacokinetic, pharmacodynamic, immunogenicity or safety profiles that differ from those of MAR001. In addition, our selection of the dose and dosing interval for our late-stage clinical trials will rely in part on pharmacokinetic and pharmacodynamic modeling. If our modeling does not accurately predict the performance of MAR005, we may need to modify our dosing regimen. Additionally, if we are unable to demonstrate comparability between presentations to the satisfaction of the FDA or comparable foreign regulatory authorities, we may be required to conduct additional clinical trials, which would increase our costs and delay the development and potential approval of MAR005.
Further, because our Phase 2 data were generated with MAR001, results from our ongoing and completed clinical trials of MAR001 may not be predictive of the results of clinical trials of MAR005. Any of these outcomes could materially harm our business, financial condition, results of operations and prospects.
If our clinical trials fail to replicate positive results from earlier nonclinical studies or clinical trials, we may be unable to successfully develop, obtain regulatory approval for or commercialize our product candidates.

The results observed from nonclinical studies or early-stage clinical trials of our product candidates may not necessarily be predictive of the results of later-stage clinical trials that we conduct. Similarly, positive results from such nonclinical studies or early-stage clinical trials may not be replicated in our subsequent nonclinical studies or clinical trials. For instance, results seen in our Phase 1b/2a and Phase 2b clinical trials of MAR001 may not translate to similar results in our planned late-stage clinical trials of MAR005, and the IGF-1 suppression observed in healthy volunteers in our Phase 1 clinical trial of MAR002 may not translate to similar results in patients with acromegaly in our ongoing Phase 2 clinical trial. Furthermore, our product candidates may not be able to demonstrate similar activity or adverse event profiles as other product candidates that we believe may have similar profiles.
There can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for drugs proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway or safety or efficacy observations made in nonclinical studies and clinical trials, including previously unreported adverse effects or AEs.
Additionally, we may utilize an “open-label” clinical trial design for certain of our clinical trials. For example, our Phase 2 clinical trial of MAR002 includes an open-label extension period. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. A common concern with open-label clinical trials is an increased susceptibility to bias, including “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results of a product candidate when studied in a controlled environment with a placebo or active control. Accordingly, data from the open-label portions of our clinical trials may not be predictive of data from placebo-controlled clinical trials, and the FDA has indicated that data from open-label extension studies will not substitute for placebo-controlled data in the safety database for MAR005.
Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA, EMA or comparable foreign regulatory authority approval.
Regulators may not accept or may give less weight to data from clinical trials conducted outside the United States.

We are conducting, and may in the future conduct, certain clinical trials for our product candidates outside of the U.S. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA or may not be accepted at all. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of

Index
patient populations and statistical powering, must be met. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the study was not otherwise subject to an IND, the FDA will not accept the data as support for an application for regulatory approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.
For studies that are conducted only at sites outside of the U.S. and not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. Conducting clinical trials outside the U.S. also exposes us to additional risks, including risks associated with:
•additional foreign regulatory requirements;

•foreign exchange fluctuations;

•compliance with foreign manufacturing and quality requirements, customs, import/export, shipment and storage requirements;

•cultural differences in medical practice and clinical research;

•differences in patient populations;

•differing standards for, and our more limited ability to monitor and audit, institutions and CROs at sites outside the U.S.;

•laws and regulations restricting the collection, use and cross-border transfer of personal information, health data, human genetic resources and biological samples, which may delay or limit the transfer of samples and data from trial sites to us, our central laboratories or regulatory authorities;

•political and economic instability, trade restrictions, sanctions and changes in diplomatic relations between the U.S. and the countries in which our trial sites are located; and

•diminished protection of intellectual property in some countries.

Most of our clinical trials have involved, and are expected to involve, study subjects outside the United States. For example, the TYDAL-TIMI 78 Phase 2b clinical trial of MAR001 enrolled a significant portion of study subjects at sites outside the United States, including Australia and Canada, and certain sites for our ongoing and planned clinical trials of MAR001/005 and MAR002 are located outside the United States, including in China. Acceptance of data from clinical trials conducted outside the United States is subject to conditions imposed by the FDA, and there can be no assurance that the FDA will accept these data. If the FDA does not accept data from a trial conducted outside the United States, or determines that enrolled patients are not sufficiently representative of the U.S. patient population, we may be required to conduct additional trials, enroll additional U.S. patients or modify our planned Phase 3 trial designs, which could increase our costs and delay or prevent development or approval of the applicable product candidates.
Our planned clinical trials in China are subject to additional risks, including Chinese requirements governing human genetic resources and cross-border transfers of personal information, biological samples and other data; our reliance on China-based CROs, investigators and institutions; and U.S.–China trade, data-security and national-security restrictions that could require us to replace service providers or limit access to trial data. These requirements continue to evolve and may require governmental approvals or filings, delay the transfer of samples or data, restrict our ability to monitor trial sites or result in penalties or suspension of trial activities. U.S.–China tensions or actions by either government could also disrupt our trials, impair our ability to enforce contractual or intellectual property rights or require us to close sites, enroll patients elsewhere or repeat portions of a trial, any of which could increase our costs and delay development of our product candidates.
Delays or failures in clinical development could increase costs and prevent commercialization of our product candidates.

We may experience delays in completing our clinical trials or nonclinical studies and initiating or completing additional clinical trials or nonclinical studies, including as a result of regulators not allowing or delaying clinical trials to proceed under

Index
an IND or similar foreign authorization, or not approving or delaying approval for any clinical trial grant or similar approval we need to initiate a clinical trial. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

•regulators, institutional review boards (“IRBs”) or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;

•we may not reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•we may experience challenges or delays in recruiting principal investigators or study sites to lead our clinical trials;

•our third-party contractors, including those manufacturing our product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•we may have to amend clinical trial protocols submitted to regulatory authorities or conduct additional studies to reflect changes in regulatory requirements or guidance, which may be required to resubmit to an IRB and regulatory authorities for re-examination; and

•the supply, quality or stability of any product candidate or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply.

Clinical trials must be conducted in accordance with the FDA, EMA, and other applicable regulatory authorities’ legal requirements, regulations and guidelines, and remain subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where such clinical trials are conducted. Regulators or IRBs of the institutions in which clinical trials are being conducted may suspend, limit or terminate a clinical trial, or data monitoring committees may recommend that we suspend or terminate a clinical trial, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other comparable regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to regulators or to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Negative or inconclusive results from our clinical trials or nonclinical studies could mandate repeated or additional clinical trials and, to the extent we choose to conduct clinical trials in other indications, could result in changes to or delays in clinical trials of our product candidates in such other indications. We do not know whether any clinical trials that we conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates for the indications that we are pursuing. If later-stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates will be adversely impacted.
Our failure to successfully initiate and complete clinical trials and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates would significantly harm our business. Our product candidate development costs will also increase if we experience delays in testing or regulatory approvals and we may be required to obtain additional funds to complete clinical trials. We cannot assure you that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure or otherwise modify our trials after they have begun. In addition, many of the factors that cause, or lead to, the termination, suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.
Adverse events or other safety risks could delay or prevent development or approval and limit commercial potential.

Index
Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and, if such product candidates are approved, could result in a more restrictive label, the inclusion of a risk evaluation and mitigation strategy (“REMS”), or the delay or denial of regulatory approval by the FDA, EMA, or other comparable regulatory authorities. Any treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial, or could result in potential product liability claims.
We may observe safety or tolerability issues beyond those we anticipate with our current or future product candidates in ongoing or future clinical trials. Additionally, it is possible that patients with sHTG, acromegaly or other diseases we target, many of whom have comorbidities such as type 2 diabetes, fatty liver disease or cardiovascular disease, may experience greater side effects in our clinical programs than observed in healthy volunteers. We continue to learn more about our product candidates, and unfavorable pharmacology profiles, including extended half-lives, could lead to adverse outcomes or concerns by the FDA, EMA, or other comparable regulatory authorities.
Many compounds that initially showed promise in clinical or earlier-stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound. Results of future clinical trials of our product candidates could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics, despite a favorable tolerability profile observed in earlier-stage testing. At any time, we may decide to terminate or greatly narrow the target population for a clinical development program due to unacceptable side effects or safety concerns.
If unacceptable side effects arise in the development of our product candidates, we, the FDA, EMA, or other comparable regulatory authorities, the IRBs, or independent ethics committees at the institutions in which our trials are conducted, could suspend, limit or terminate our clinical trials, or the independent safety monitoring committee could recommend that we suspend, limit or terminate our trials, or the FDA, EMA, or other comparable regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. We may be unable to overcome any such suspensions or holds that are placed on our clinical trials. Treatment-emergent side effects that are deemed to be drug-related could delay recruitment of clinical trial subjects or may cause subjects that enroll in our clinical trials to discontinue participation in our clinical trials. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We may need to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in harm to patients that are administered our product candidates.
Moreover, clinical trials of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects.
Additionally, if any of our product candidates receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. For example, the FDA could require us to adopt a REMS to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive, and more costly than what is typical for the industry. We or our collaborators may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop alone. Other potentially significant negative consequences associated with AEs include:
•we may be required to suspend marketing of a product, or we may decide to remove such product from the marketplace;

•regulatory authorities may withdraw or change their approvals of a product;

•regulatory authorities may require additional warnings on the label or limit access of a product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment;

•we may be required to create a medication guide outlining the risks of a product for patients, or to conduct post-marketing studies;

•we may be required to change the way a product is administered;

Index

•we could be subject to fines, injunctions, or the imposition of criminal or civil penalties, or be sued and held liable for harm caused to subjects or patients; and

•a product may become less competitive, and our reputation may suffer.

Any of these events could materially adversely affect our business, financial condition, results of operations and prospects.

Interim, topline or preliminary data may differ materially from final results.

From time to time, we may publish interim, topline or preliminary data from our clinical trials and nonclinical studies. Such announcements or publications are typically based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.
In particular, topline data may not accurately reflect the complete results of a particular study or trial. Topline data are generally based on a limited number of key efficacy and safety endpoints and may not reflect results for all endpoints, all subgroups or all time points, or the complete safety data from the study or trial. When we report topline data, we may not yet have received or analyzed data from all participants, including follow-up data, data from secondary and exploratory endpoints and data from subgroup analyses, and our topline analyses may not have been subject to the full range of quality control, validation and statistical review procedures that are applied to final data. For example, the topline data we have reported from the TYDAL-TIMI 78 Phase 2b clinical trial of MAR001 included results for subgroups of participants with elevated baseline triglyceride levels that were based on a small number of participants. Results for these subgroups, or for the trial as a whole, may differ when complete data from all participants are analyzed, and subgroup results based on small numbers of participants may not be predictive of results in larger clinical trials. In addition, the final analysis of a study or trial may identify results, including safety findings, that were not apparent or were not included in the topline data and that could be material to the evaluation of our product candidates.
Interim data from clinical trials that we may complete are further subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, topline or preliminary data and final data could significantly harm our reputation and business prospects. Further, disclosure of such data by us or by our competitors could result in volatility in the price of our common stock.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities, or otherwise regarding a particular product candidate or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, financial condition, results of operations, and prospects.
Our limited late-stage development and regulatory-submission experience could delay or prevent approval.

We will need to successfully complete clinical development, including late-stage clinical trials, in order to obtain FDA or comparable foreign regulatory approval to market MAR001/005, MAR002 or any future product candidates. Carrying out late-stage clinical trials and submitting a successful BLA is a complicated process. We have limited experience as a company in designing and conducting large, multinational clinical trials, in preparing, submitting and prosecuting regulatory filings, and in interacting with the FDA and comparable foreign regulatory authorities on late-stage development, and we have not previously submitted a BLA or comparable foreign marketing application for any product candidate.
We also plan to conduct clinical trials for multiple product candidates in parallel, including potentially multiple large, placebo-controlled late-stage clinical trials of MAR005 and a Phase 3 program for MAR002 in acromegaly, a different therapeutic area from sHTG, which may be difficult to manage with our limited resources and personnel. We cannot be certain

Index
how the FDA or comparable foreign regulatory authorities will require our late-stage clinical trials to be designed, including with respect to endpoints, patient populations, trial size and duration, and the extent to which we will be required to demonstrate an effect on clinical outcomes, such as acute pancreatitis events. Consequently, we may be unable to successfully and efficiently execute and complete late-stage clinical trials in a way that supports a successful regulatory submission and approval of any of our product candidates, we may require more time and incur greater costs than our competitors, and we may not succeed in obtaining regulatory approval of any product candidate. Any failure to commence or complete, or delays in, our planned late-stage clinical trials could prevent or delay the submission of a BLA for, and the commercialization of, our product candidates.
The initiation of pivotal clinical trials for our product candidates requires the validation and establishment of manufacturing processes and controls, which may delay our development timelines.

To initiate pivotal clinical trials of our product candidates, we are required to have validated and established manufacturing processes and controls with respect to the identity, strength, quality and purity of our product candidates as administered to patients, and we will need to address any outstanding CMC and GMP requirements of applicable regulatory authorities before initiating such trials. MAR005 is an engineered, half-life-extended antibody, and our planned late-stage clinical trials of MAR005 will require substantially larger quantities of clinical supply than we have manufactured to date. To support these trials and any future commercialization, we and our contract manufacturers will need to scale up and further characterize the manufacturing process for MAR005 drug substance and drug product, establish specifications, assays, process controls and stability data acceptable to the FDA, and, if we change the manufacturing process, site, scale or formulation used to produce the material used in our earlier clinical trials, demonstrate comparability between the material produced using the earlier and later processes. Similar requirements will apply to MAR002 before we can initiate pivotal clinical trials of MAR002. We may not be successful in addressing any CMC concerns raised by the FDA or comparable foreign regulatory authorities in a timely manner, or at all. If we are unable to initiate, or are delayed in initiating, pivotal clinical trials as a result of our failure to satisfy regulatory CMC requirements, or if the FDA requires us to conduct additional analytical, nonclinical or clinical studies to demonstrate comparability, the timing of the completion of development of, and regulatory submissions for, our product candidates would be delayed, our costs would increase, and we may be unable to seek regulatory approval of our product candidates at all.
Failure to meet announced development or commercialization milestones could harm our business.

For planning purposes, we sometimes estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical programs, receipt of marketing approval or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which, if not realized as expected, may cause the timing of achievement of the milestones to vary considerably from our estimates, including:
•our available capital resources or capital constraints we experience;

•the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators;

•our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•our receipt of approvals by the FDA, EMA, and other comparable regulatory authorities and the timing thereof;

•other actions, decisions or rules issued by regulators;

•our ability to access sufficient, reliable and affordable supplies of materials used to manufacture our product candidates;

•the efforts of our collaborators with respect to the commercialization of our product candidates; and

•the securing of, costs related to, and timing issues associated with, product manufacturing as well as sales and marketing activities.

Index
If we fail to achieve announced milestones in the timeframes we expect, the development and commercialization of our product candidates may be delayed, and our business, financial condition and results of operations may be harmed.
Developing treatments for cardioendocrine diseases presents distinct clinical and regulatory challenges.

We have focused our research and development efforts on addressing cardioendocrine diseases. Developing a product candidate for treatment of the cardioendocrine diseases we currently target, sHTG and acromegaly, is extremely difficult and subjects us to a number of unique challenges, including obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on. Efforts by pharmaceutical companies in this field have faced certain challenges in drug development. In particular, hypertriglyceridemia stems from diverse genetic and secondary causes, including diabetes, obesity, alcohol use and certain medications, and triglyceride levels can vary significantly within individual patients over time, which can complicate patient selection and the interpretation of clinical trial results. In addition, clinical trials in sHTG designed to demonstrate a reduction in acute pancreatitis events, which occur relatively infrequently, generally must be large and of long duration, and the FDA has indicated that our late-stage development program for MAR005 will require large, long-term placebo-controlled clinical trials. Acromegaly, by contrast, is a rare disease, which limits the number of patients available for our clinical trials. Further, background medications commonly used by patients with sHTG, such as statins, fibrates, omega-3 fatty acids and antidiabetic medications, and by patients with acromegaly, such as somatostatin receptor ligands, may affect triglyceride, glycemic or IGF-1 measurements and can impact our results.
Moreover, given the history of clinical failures in this field, future clinical or regulatory failures by us or others may have resulted in further negative perception of the likelihood of success in this field, which may significantly and adversely affect the market price of our common stock. We intend to work closely with the FDA, EMA and comparable foreign regulatory authorities to perform the requisite scientific analyses and evaluation in an effort to obtain regulatory approval for our product candidates; however, the process of developing our product candidates may be more complex and time-consuming relative to other more well-known approaches to drug development. We cannot be certain that our approach will lead to the development of product candidates that effectively and safely address our target indications.
Combination regimens could create additional development, safety and reimbursement risks.

We may in the future evaluate our product candidates in combination with other compounds, specifically the standard of care for the indications that we are pursuing. The use of our product candidates in combination with such other compounds may subject us to risks that we would not face if our product candidates were being administered as a monotherapy. The outcome and cost of developing a product candidate to be used with other compounds is difficult to predict and dependent on a number of factors that are outside our control. If we experience efficacy or safety issues in our clinical trials in which our product candidates are being administered with other compounds, we may not receive regulatory approval for our product candidates, which could prevent us from ever generating revenue or achieving profitability.
Even if our product candidate demonstrates clinical benefit as part of a combination regimen, payors may determine that the incremental value is insufficient to justify the overall cost and may refuse to reimburse at levels that are acceptable to us or that support commercial viability. In addition, we do not control the pricing, contracting strategy or reimbursement profile of any product for which we are developing our product candidates in companion, which may change over time and adversely impact the attractiveness or economics of the combination. If coverage for the companion therapy is reduced, withdrawn, or made more restrictive, the value proposition for our product candidate could be materially weakened.
Difficulties enrolling patients in our clinical trials could delay or otherwise impair our clinical development activities.

The timely completion of clinical trials in accordance with our protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. Patient enrollment is affected by many factors, including:

•the patient eligibility criteria defined in the protocol;

•the size of the patient population required for analysis of the trial’s primary endpoints;

•the severity of the disease under investigation;

•the proximity of patients to study sites;

•the design of the trial;

Index
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•patients that enroll in our clinical trials may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop such patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;

•approval of new indications for existing therapies or approval of new therapies in general;

•competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications that we are investigating;

•our ability to obtain and maintain patient consents; and

•the risk that patients enrolled in our clinical trials will drop out of the trials before completion.

We may experience challenges in recruiting principal investigators and patients to participate in ongoing and future clinical trials for such product candidates if we are unable to sufficiently demonstrate the potential of such product candidates to them. In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Some of our trials also include procedures, such as mixed-meal challenges, imaging to assess hepatic fat and frequent blood sampling, that may be burdensome for patients and could hinder enrollment. In addition, we are pursuing rare indications, including acromegaly, which may further affect our ability to enroll patients in our clinical studies. Furthermore, if significant AEs or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our trials and patients may drop out of our trials. Additionally, patients, including patients in any control groups, may withdraw from the clinical trial for various reasons, including but not limited to if they are not experiencing improvement in their underlying disease or condition, or if they experience other difficulties or issues relating to their underlying disease or condition. Withdrawal of patients from our clinical trials may compromise the quality of our data.
Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials or our development efforts altogether. Delays in patient enrollment may result in increased costs, affect the timing or outcome of the planned clinical trials, product candidate development and approval process and jeopardize our ability to seek and obtain the regulatory approval required to commence product sales and generate revenue, which could prevent completion of these trials, adversely affect our ability to advance the development of our product candidates, cause our value to decline and limit our ability to obtain additional financing if needed.
Smaller-than-expected patient populations could impede enrollment and limit commercial potential.

Our pipeline includes product candidates for a number of cardioendocrine diseases. There is no precise method of establishing the actual number of patients with any of these diseases in any geography over any time period. With respect to many of the indications in which we have developed, are developing, or plan to develop our product candidates, we have estimates of the prevalence of the disease. Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of sHTG and acromegaly, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. The actual number of patients with these disease indications may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or our product candidates, if approved, may be indicated for or used by only a subset. In the event the number of patients with the diseases we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials, which may delay or prevent development of our product candidates. If any of our product candidates are approved and our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to revenues or profits.

Index

Approved product candidates may not achieve sufficient market acceptance for commercial success.

The commercial success of any approved product candidate will depend significantly on its broad adoption and use by physicians, patients, third-party payors and others in the medical community. Even if our product candidates are successful in registrational clinical trials, they may not successfully achieve market acceptance by physicians, patients, or third-party payors for addition to current standards of care if we are unable to demonstrate superior efficacy, safety, ease of administration and/or cost-effectiveness when prescribing our product candidates in addition to current standard of care treatments as add-on therapies. Physicians may be reluctant to add to their patients’ current medications and adjust their treatment regimen for a variety of reasons. Further, patients often acclimate to the treatment regimen that they are currently taking and do not want to add-on additional treatments unless their physicians recommend doing so or are required to do so due to inadequate coverage or reimbursement by third-party payors. Even if we are able to demonstrate our product candidates’ safety and efficacy to the FDA and other regulators, we may be unable to develop a stable, user-friendly formulation of our product candidates, or demonstrate to physicians, patients, or third-party payors the benefits of adding-on our product candidates, or safety or efficacy concerns regarding our product candidates in the medical community may hinder market acceptance.
Efforts to educate the medical community and third-party payors on the benefits of our product candidates as add-on therapies may require significant resources, including management time and financial resources, and may not be successful. If any product candidate is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•the efficacy and safety of the product, including as compared to more-established products or other alternative products that may later be approved;

•the potential advantages of the product compared to standard of care alone or competitive therapies;

•the indications for which the product is approved, if any;

•the prevalence and severity of any side effects;

•whether the product is designated under physician treatment guidelines as a first-, second- or third-line therapy;

•our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;

•the product’s convenience and ease of administration compared to alternative treatments;

•the willingness of the target patient population to try, and of physicians to prescribe, the product;

•the willingness of patients to pay all, or a portion of, out-of-pocket costs associated with the product in the absence of sufficient third-party coverage and adequate reimbursement;

•the product’s acceptance into standard of care treatment algorithms by medical societies as add-on treatments that could limit payor and physician uptake;

•limitations or warnings, including distribution or use restrictions contained in the product’s approved labeling;

•the strength of sales, marketing and distribution support;

•changes in the standard of care for the targeted indications for the product;

•availability and adequacy of coverage and reimbursement from government payors, managed care plans and other third-party payors, including any price concessions required by third-party payors to obtain coverage;

•potential product liability claims; and

•unfavorable publicity relating to the product, or favorable publicity about competitive products.

Index
Any failure by one or more of our product candidates that obtains regulatory approval to achieve market acceptance or commercial success would adversely affect our business prospects.
Failure to identify and develop additional product candidates could limit our growth.

Although the development and commercialization of our current product candidates are our initial focus, as part of our longer-term growth strategy, we plan to develop other product candidates. In addition to the product candidates in our clinical-stage pipeline, we have additional assets that are in earlier stages of development, such as our adipose tissue-targeted siRNA programs. We intend to evaluate internal opportunities from our existing product candidates or other potential product candidates, and also may choose to in-license or acquire other product candidates to treat patients suffering from other disorders with significant unmet medical needs and limited treatment options. These other potential product candidates will require additional, time-consuming development efforts prior to commercial sale, including nonclinical studies, clinical trials and approval by the FDA, EMA, or other comparable regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.
In addition, we intend to devote substantial capital and resources for basic research to discover and identify additional product candidates. These research programs require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:
•the research methodology used may not be successful in identifying potential product candidates;

•competitors may develop alternatives that render our product candidates obsolete;

•product candidates that we develop may nevertheless be covered by third parties’ patents or other exclusive rights;

•a product candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors.

In the future, we may also seek to in-license or acquire product candidates or the underlying technology. The process of proposing, negotiating and implementing a license or acquisition is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all. In addition, future acquisitions may entail numerous operational and financial risks, including:
•exposure to unknown liabilities;

•disruption of our business and diversion of management’s time and attention to develop acquired products or technologies;

•incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;

•higher than expected acquisition and integration costs;

•difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;

•increased amortization expenses;

Index
•impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

•inability to motivate key employees of any acquired businesses.

If we are unsuccessful in identifying and developing additional product candidates, either through internal development or licensing or acquisition from third parties, our potential for growth and achieving our strategic objectives may be impaired.
Competitive products could limit the commercial potential of our product candidates.

The clinical and commercial landscapes for the treatment of cardioendocrine diseases, including sHTG and acromegaly, are highly competitive and subject to rapid and significant scientific and technological change. We face competition with respect to our indications for our product candidates and will face competition with respect to any other drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that are pursuing the development of drug candidates for the treatment of the indications that we are pursuing. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
We are aware that a significant number of product candidates are currently under development for the same indications that we are currently pursuing and may pursue, and some or all may become commercially available in the future for the treatment of conditions for which we are trying or may try to develop product candidates. For example, there are therapies that have previously been approved for the treatment of patients with sHTG, including an APOC3 inhibitor as an adjunct to diet to reduce triglycerides and the risk of acute pancreatitis in adults with sHTG, and MAR005, if approved, would enter a market in which other therapies are already established. Fibrates, prescription omega-3 fatty acid products, niacin, and other generic and branded therapies are also used to lower triglycerides in patients with sHTG. Based on our current development timelines, we expect that this and other APOC3 inhibitors may have been available for several years before MAR005 could be approved.
We believe that MAR005, if approved, could be differentiated from APOC3 inhibitors in part on the basis of its metabolic profile. Clinical trials of approved and late-stage APOC3 inhibitors have reported increases in glycated hemoglobin (“HbA1c”) in patients with type 2 diabetes and increases in hepatic fat compared to placebo, and a large proportion of patients with sHTG have type 2 diabetes, prediabetes or fatty liver disease. In our clinical trials of MAR001 to date, we have not observed an increase in HbA1c or hepatic fat. Our commercial strategy for MAR005 is based in part on our belief that physicians and patients will prefer a therapy that lowers triglycerides without these metabolic liabilities. However, our belief is based on cross-trial comparisons, which are subject to significant limitations, and on data generated with MAR001 in a limited number of patients over limited treatment durations.
The FDA may also not permit us to include detailed metabolic data for MAR005 comparative claims regarding metabolic effects in our product labeling or promotional materials, and physicians, patients and third-party payors may not view the absence of these effects as clinically meaningful or sufficient to justify the use of MAR005 instead of, or at a higher price than, established therapies. Our competitors may also generate data, modify dosing regimens or obtain labeling changes that mitigate the metabolic limitations of their products. In addition, third-party payors may require patients to try and fail established therapies before covering MAR005, may limit coverage to narrow patient populations or may otherwise restrict access, and we may be unable to obtain pricing that is sufficient to support a commercially viable product.
We do not currently plan to run head-to-head clinical trials evaluating our product candidates against the current standards of care, which may make it more challenging for our product candidates to compete against the current standards of care due to the lack of head-to-head clinical trial data.
Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, nonclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. Accordingly, our competitors may be more successful than we may be in obtaining regulatory approval for therapies and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our therapies obsolete or non-competitive before we can recover development and commercialization expenses. If any of our product candidates are approved, it could compete with a range of therapeutic treatments that are in development. In addition, our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than our product candidates, which could render our product candidates obsolete and noncompetitive.

Index
If we obtain approval for any of our product candidates, we may face competition based on many different factors, including the efficacy, safety and tolerability of our products, the ease with which our products can be administered, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Existing and future competing products could present superior treatment alternatives, including being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.
In addition, our competitors may obtain patent protection, regulatory exclusivities or FDA approval and commercialize products more rapidly than we do, which may impact future approvals or sales of any of our product candidates that receive regulatory approval. If the FDA approves the commercial sale of any product candidate, we will also be competing with respect to marketing capabilities and manufacturing capability. We expect competition among products will be based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capabilities, product price, reimbursement coverage by government and private third-party payors, regulatory exclusivities and patent position. Our profitability and financial position will suffer if our product candidates receive regulatory approval but cannot compete effectively in the marketplace.
Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites, as well as in acquiring technologies complementary to, or necessary for, our programs.
We may be unable to establish the sales, marketing and distribution capabilities needed to commercialize our products.

We currently have no marketing, sales or distribution capabilities for our product candidates. We intend to establish a sales and marketing organization, either on our own or in collaboration with third parties, with technical expertise and supporting distribution capabilities to commercialize one or more of our product candidates that may receive regulatory approval in key territories. These efforts will require substantial additional resources, some or all of which may be incurred in advance of any approval of the product candidate. Any failure or delay in the development of our or third parties’ internal sales, marketing and distribution capabilities would adversely impact the commercialization of our product candidates.
Factors that may inhibit our efforts to commercialize our product candidates on our own include:

•our inability to recruit and retain adequate numbers of effective sales and marketing personnel, at an acceptable cost, or at all;

•the inability of sales personnel to obtain access to or our failure to educate an adequate number of physicians on the benefits of any future products;

•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•unforeseen costs and expenses associated with creating an independent sales and marketing organization.

With respect to our existing and future product candidates, we may choose to collaborate with third parties that have direct sales forces and established distribution systems to serve as an alternative to our own sales force and distribution systems. Our future product revenue may be lower than if we directly marketed or sold our product candidates, if approved. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third parties, which may not be successful and are generally not within our control. If we are not successful in commercializing any approved products, our future product revenue will suffer and we may incur significant additional losses.
There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

Index

Risks related to employee matters and managing growth

Failure to manage our anticipated growth could disrupt our operations.

To manage anticipated growth in our workforce and operations, particularly in regulatory affairs, sales, marketing, distribution and public company functions, we must continue to implement and improve our managerial, operational, quality and financial systems, expand our facilities and recruit and train additional qualified personnel. As we grow, including through the potential establishment of operations in additional geographic locations, we may face increased complexity in our organizational structure and greater challenges in maintaining effective oversight, communication and alignment across functions and locations. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.
Failure to attract and retain qualified personnel could impair our development programs and growth.

Our success depends upon the continued contributions of our key management and scientific personnel, many of whom have been instrumental for us and have substantial experience with developing therapies, identifying potential product candidates and building the technologies related to the clinical development of our product candidates. Given the specialized nature of cardioendocrine diseases and our approach, there is an inherent scarcity of experienced personnel in these fields. As we continue developing our product candidates in our pipeline, we will require personnel with medical, scientific, or technical qualifications specific to each program. The loss of key personnel, in particular our Chief Operating Officer, clinical development personnel and key employees at Marea, would delay our research and development activities. We currently do not have “key person” insurance on any of our employees. Despite our efforts to retain valuable employees, members of our team may terminate their employment with us on short notice. The competition for qualified personnel in the biotechnology and biopharmaceutical industries is intense, and our future success depends upon our ability to attract, retain, and motivate highly skilled scientific, technical and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions, and other organizations. If our recruitment and retention efforts are unsuccessful in the future, it may be difficult for us to implement our business strategy, which would have a material adverse effect on our business.
In addition, our clinical operations and research and development programs depend on our ability to attract and retain highly skilled scientists and clinical development personnel, particularly in California and New Jersey. There is powerful competition for skilled personnel in these markets, and we have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications on acceptable terms, or at all. Many of the companies with which we compete for experienced personnel have greater resources than we do, and any of our employees may terminate their employment with us at any time. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
Risks related to our dependence on third parties

Failures by clinical-trial service providers could delay or prevent approval and commercialization.

We have relied upon and plan to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, clinical investigators and vendors to conduct our clinical trials and expect to rely on these third parties to conduct clinical trials of any other product candidates that we develop. Our ability to complete clinical trials in a timely fashion depends on a number of key factors. These factors include contract negotiation, protocol design, regulatory and IRB approval, site activation, budget negotiation, patient enrollment rates and compliance with GCPs. We have opened clinical trial sites and

Index
are enrolling patients in a number of countries where our experience is limited. In most cases, we use the services of third parties, including CROs, to carry out our clinical trial-related activities and rely on such parties to accurately report their results. Our reliance on third parties for clinical development activities may impact or limit our control over the timing, conduct, expense and quality of our clinical trials. If we are unable to successfully contract with or have to terminate and establish alternative service provider or site contractual relationships with any parties involved in or supporting our product candidate development activities, our clinical development could experience delays or be otherwise adversely impacted. Moreover, the FDA requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of clinical trial sponsors, principal investigators, clinical trial sites and IRBs. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States.
We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. Our failure or the failure of third parties to comply with the applicable protocol, legal and regulatory requirements and scientific standards can result in rejection of our clinical trial data or other sanctions. If we or our third-party clinical trial providers, vendors or third-party CROs do not successfully carry out these clinical activities, our clinical trials or the potential regulatory approval of a product candidate may be delayed or be unsuccessful. Additionally, if we or our third-party contractors fail to comply with applicable GCPs for any reason, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the regulatory approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs. We are also required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
Furthermore, the third parties conducting clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. For example, CROs that we have engaged to conduct our clinical trials and investigative sites at which our clinical trials are conducted could experience enrollment challenges as a result of, among other things, employee turnover, the inexperience of new employees and limited availability of staff and trial participants. These contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If these third parties, including clinical investigators, do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates. If that occurs, we will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. In such an event, our financial results and the commercial prospects for any product candidates that we seek to develop could be harmed, our costs could increase and our ability to generate revenues could be delayed, impaired or foreclosed.
We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any logistical issues associated with the storage and distribution of our product candidates and other materials, such as errors or improper handling by distributors, transportation restrictions, or interruptions caused by natural disasters or force majeure events could delay clinical development or regulatory approval of our product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue. Certain of our product candidates may be sensitive to temperature, storage and handling conditions and the shipping, storage, handling and administration of our product candidates may need to be performed according to specific instructions and in some steps within specific time periods. Failure to correctly handle our product candidates could negatively impact the efficacy and/or safety of our product candidates, or cause a loss of product candidates.
Any of the third-party organizations we utilize may terminate their engagements with us under certain circumstances. The replacement of an existing CRO or other third party may result in the delay of the affected trials or otherwise adversely affect our efforts to obtain regulatory approvals and commercialize our product candidates. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, even if there are suitable replacements for one or more of these service providers, there is a natural transition period when a new service provider begins work. As a result, delays may occur, which could negatively impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.
In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report

Index
some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and/or a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.
Our reliance on third-party manufacturers could result in supply shortages, quality or regulatory failures, increased costs or delays in developing and commercializing our product candidates.

We do not own or operate manufacturing facilities and rely on third-party contract development and manufacturing organizations, including manufacturers located outside the United States, to produce raw materials, APIs, drug substance, placebo and active drug product for our nonclinical studies and clinical trials. We expect to continue relying on third parties for commercial supply of any approved products. We generally purchase manufacturing services and supply on a purchase-order basis and do not have long-term dedicated-capacity. Accordingly, we may be unable to secure sufficient capacity or supply on acceptable terms or when needed, particularly as our programs advance and require larger quantities.
Our manufacturers may have limited experience with our product candidates, prioritize other customers, encounter capacity or scheduling constraints, fail to scale or optimize production, experience shortages of raw materials or qualified personnel, or produce materials that do not meet our specifications or applicable cGMP requirements. Manufacturing biologics at larger scale is complex, and increases in scale may reduce yield, increase costs or affect product quality. If our manufacturers cannot timely produce sufficient quantities at an acceptable cost and consistent quality, our clinical trials, regulatory submissions and commercialization plans could be delayed or impaired, and we may be unable to achieve a commercially viable cost of goods.
Our manufacturers and their facilities are subject to inspection and regulation by the FDA, EMA and other regulatory authorities. We do not control their manufacturing operations, quality systems or regulatory compliance. A failure to comply with cGMP or other requirements could result in clinical holds, warning letters, fines, injunctions, import restrictions, product seizures or recalls, suspension or withdrawal of approvals, operating restrictions or other enforcement actions. Regulatory authorities may also identify deficiencies at a facility or decline to approve it for manufacture of our product candidates, requiring us to remediate the facility or qualify an alternative source.
Changes in manufacturing methods, scale, site, formulation, presentation or manufacturer may not achieve their intended objectives and may cause a product candidate to perform differently. Such changes may require additional process development, analytical testing, stability studies, comparability assessments, regulatory submissions or approvals, or bridging or other clinical studies. Identifying and qualifying an alternative manufacturer can be costly and time-consuming, particularly where technical know-how is proprietary to the existing manufacturer or cannot be readily transferred. Any inability to implement a manufacturing change or establish an alternative source on a timely basis could interrupt supply, increase costs and delay or prevent clinical development, regulatory approval or commercialization.
Our manufacturing arrangements may also be disrupted by breaches or termination of agreements, misappropriation of proprietary information, transportation or logistics failures, natural disasters, public health emergencies, geopolitical developments, tariffs, export controls, trade restrictions or other events affecting manufacturers or suppliers in the United States or abroad. In addition, if we use proprietary APIs, processes or technology owned by a manufacturer or other third party, we may need to maintain licenses or obtain additional rights to transfer production. Any of these risks could limit or interrupt supply, increase costs or delay the development or commercialization of our product candidates.
Our business is subject to risks associated with our reliance on service providers located in China, and changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

Certain of our service providers are located in, or have significant operations in, China. As a result, our business is subject to risks associated with economic, political and legal developments in China, including:

•adverse political and economic conditions, particularly those potentially negatively affecting the trade relationship between the United States and China;

•trade protection measures, such as tariff increases, and import and export licensing and control requirements;

•potentially negative consequences from changes in tax laws;

•difficulties associated with the Chinese legal system, including increased costs and uncertainties associated with enforcing contractual obligations in China;

Index

•historically lower protection of intellectual property rights;

•requirements relating to China’s data security, personal information protection and human genetic resources laws and regulations;

•changes and volatility in currency exchange rates; and

•workforce uncertainty.

It is unknown whether and to what extent new tariffs, export controls, trade restrictions or other laws or regulations will be adopted, or the effect that any such actions would have on us or our industry, and any such actions could have an adverse effect on our business, financial condition and results of operations.
There are also current geopolitical tensions with China that may affect our operations. In particular, the United States government has proposed and, in certain cases, enacted legislation and policies intended to restrict or prohibit the use of biotechnology services or products provided by certain foreign entities that are owned by, controlled by, or associated with the government of China or other foreign adversaries. Such measures include the “BIOSECURE Act,” which was enacted on December 18, 2025, as well as related executive branch actions, which are intended to limit U.S. government funding or support for biotechnology activities involving specified foreign entities and to reduce perceived national security risks associated with reliance on such entities. If applied to our third-party vendors, these laws or policies could restrict our ability, or the ability of our collaborators, contract research organizations, manufacturers, or other third-party vendors, to engage or continue to engage certain Chinese or Chinese-affiliated service providers, even where such providers are currently permitted to operate under applicable law. We could experience delays in finding suitable replacement service providers located outside China or not otherwise owned by or associated with Chinese companies, which could have a material adverse effect on our development activities and our business. In addition, alternative vendors may be more expensive, may have longer lead times, or may lack the same technical capabilities or capacity, which could increase our costs or delay our development timelines.
We may be unable to establish successful collaborations on acceptable terms, and any collaborations we enter into may not achieve their intended benefits.

We may pursue strategic collaborations to develop or commercialize our product candidates, expand into additional territories or reduce the capital and resources required to advance our programs. We face significant competition for suitable collaborators, and potential collaborators may choose competing programs or conclude that our product candidates, clinical data, regulatory pathway, manufacturing requirements or commercial opportunity are not sufficiently attractive. Collaboration agreements are complex and time-consuming to negotiate, may restrict our ability to pursue other opportunities and may not be available on a timely basis, on acceptable terms or at all. If we cannot establish a desired collaboration, we may need to obtain additional capital, delay or curtail development or commercialization activities, reduce their scope or undertake them at our own expense.
If we enter into a collaboration, we may have limited control over the amount and timing of resources the collaborator devotes to our product candidates, and our ability to receive revenue may depend on its performance. A collaborator may fail to perform its obligations, delay or discontinue development or commercialization, provide insufficient funding, prioritize other programs, develop competing products, fail to protect our intellectual property, terminate or decline to renew the agreement, or become involved in a business combination that changes its priorities. A collaborator with marketing or distribution rights may also fail to commit sufficient resources to commercialization.
Disagreements with collaborators may arise regarding development strategy, allocation of responsibilities, interpretation of data, achievement of milestones, payments, contract terms or ownership and protection of intellectual property. These disputes could delay or terminate development or commercialization, require us to assume additional responsibilities or costs, or result in litigation or arbitration. If a collaboration is unsuccessful or terminated, we may need additional capital and may be unable to continue the applicable program on the same timeline or at all. Any inability to establish or maintain successful collaborations could delay development or commercialization of our product candidates and harm their commercial prospects.

Risks related to government regulation

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Index
To develop and commercialize our product candidates in foreign markets, either on our own or through collaborators, we must obtain separate regulatory approvals and comply with numerous and varying requirements regarding safety, efficacy, clinical trials, commercial sales, pricing and distribution. Approval procedures may be more onerous than those in the United States and may require that we conduct additional nonclinical studies or clinical trials, including trials in local patient populations.
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, the EMA or comparable foreign regulatory authorities must also approve the manufacturing and marketing of the product candidate in those countries. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. If we obtain regulatory approval of any of our product candidates and ultimately commercialize our products in foreign markets, we would be subject to additional risks and uncertainties, including:

•different regulatory requirements for approval of biologics in foreign countries;

•reduced protection for intellectual property rights;

•the existence of additional third-party patent rights of potential relevance to our business;

•compliance with export control and import laws and regulations and changes in tariffs, trade barriers and regulatory requirements;

•economic weakness, including inflation, or political instability in particular foreign economies and markets;

•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•foreign reimbursement, pricing and insurance regimes, including government price controls and health technology assessment requirements;

•workforce uncertainty in countries where labor unrest is common;

•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•shortages of critical components, consumables, or reagents used in the manufacturing or quality testing of the products;

•shortages of drug product primary packaging containers, such as vials or syringes, or autoinjector or device components or subassemblies;

•capacity shortages at the labeling or packaging service providers; and

•business interruptions resulting from geopolitical actions, including war and terrorism, public health emergencies, or natural disasters.

These and other risks associated with international operations may materially adversely affect our ability to attain or maintain profitable operations.

Even if we receive regulatory approval of any product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Index

If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, AE reporting, advertising, promotion, sampling, import, export, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMP and GCP (and comparable) requirements for any clinical trials that we conduct post-approval.
Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, EMA and other comparable regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, NDA, other marketing application and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.
Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. Certain endpoint data we hope to include in any approved product labeling also may not make it into such labeling, including exploratory or secondary endpoint data such as patient-reported outcome measures. The FDA may also require a REMS program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or other comparable regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.
The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary product recalls;

•restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;

•fines, restitutions, disgorgement of profits or revenues, warning letters, untitled letters or holds on clinical trials;

•refusal by the FDA to approve pending applications or supplements to approved applications submitted by us or suspension or withdrawal of approvals;

•product seizure or detention or refusal to permit the import or export of our product candidates; and

•injunctions or the imposition of civil or criminal penalties.

Additionally, sponsors of approved drugs and biologics must provide notice to the FDA of any changes in marketing status, such as the withdrawal of a drug. Manufacturers are also required to notify FDA for discontinuing or interrupting supply of certain drugs, and failure to do so could result in a letter citing such failure to comply and public posting of such letter and redacted company response which could damage the company’s reputation. The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The policies of the FDA, EMA and other comparable regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain

Index
regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

We may pursue orphan drug designation for certain of our product candidates, and we may not be able to obtain such designation, or obtain or maintain the benefits of such designation including orphan drug exclusivity, and even if we do, that exclusivity may not prevent regulatory authorities from approving other competing products.

We intend to seek orphan drug designation for some of our other product candidates; however, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. Orphan drug designation must be requested before submitting a BLA or NDA. A similar regulatory scheme governs orphan products in the EU.
Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. In addition, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same product for the same therapeutic indication for seven years.
Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition and indication. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same approved use or indication if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs relating to the relevant approved use or indication of the patients with the rare disease or condition. Further, even if we obtain orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products.
The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
In the EU, orphan designation is granted by the European Commission based on a scientific opinion of the EMA’s Committee for Orphan Medicinal Products. A medicinal product may be designated as orphan if its sponsor can establish that (i) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the medicinal product will be of significant benefit to those affected by the condition. The application for orphan designation must be submitted before the application for marketing authorization.
In the EU, orphan designation entitles a party to financial incentives such as reduction of fees, fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Moreover, upon grant of a marketing authorization and assuming the requirement for orphan designation are also met at the time the marketing authorization is granted, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan. However, during such period, marketing authorizations may be granted to a similar medicinal product with the same orphan indication if: (i) the applicant can establish that the second medicinal product, although similar to the orphan medicinal product already authorized is safer, more effective or otherwise clinically superior to the orphan medicinal product already authorized; (ii) the marketing authorization holder for the orphan medicinal product grants its consent; or (iii) if the marketing authorization holder of the orphan medicinal product is unable to supply sufficient quantities of product. The European exclusivity period can be reduced to six years, if, at the end of the fifth year a medicine no longer meets the criteria for orphan designation (i.e. the prevalence of the condition has increased above the orphan designation threshold or it is judged that the product is sufficiently profitable so as not to justify maintenance of market exclusivity).

Index
Expedited designations or approval pathways may be unavailable, rescinded or fail to accelerate approval. Similarly, expedited approval pathways, such as accelerated approval, may not be available to us and, even if granted, may not result in faster approval or may be withdrawn.

The FDA, EMA, and other comparable regulatory authorities offer certain designations for product candidates that are designed to encourage the research and development of product candidates that are intended to address conditions with significant unmet medical need. These designations may confer benefits such as additional interaction with regulatory authorities, a potentially accelerated regulatory pathway and priority review. However, there can be no assurance that we will successfully obtain such designations for our product candidates. In addition, while such designations could expedite the development or approval process, they generally do not change the standards for approval. Even if we obtain such designations for our product candidates, there can be no assurance that we will realize their intended benefits.
For example, we may seek a Fast Track Designation for future product candidates we develop. If a product is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. Fast Track Designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA or NDA is submitted, the application may be eligible for priority review. A BLA or NDA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA or NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA or NDA, the FDA agrees to accept sections of the BLA or NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.
The FDA has broad discretion whether to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development activities.
We may seek Breakthrough Therapy Designation for any product candidate that we develop. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs and biologics designated as Breakthrough Therapies also receive the same benefits associated with Fast Track Designation, including eligibility for rolling review of a submitted BLA or NDA, if the relevant criteria are met. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval and priority review.
Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe a product candidate we develop meets the criteria for designation as a breakthrough therapy, the FDA may disagree and determine not to make such designation. In any event, the receipt of Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if any product candidate we develop qualifies as a breakthrough therapy, the FDA may later decide that the drug no longer meets the conditions for qualification and rescind the designation.
Even in the absence of obtaining Fast Track and/or Breakthrough Therapy Designations, a sponsor can seek priority review at the time of submitting a marketing application. The FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting adverse reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months. Priority review designation may be rescinded if a product no longer meets the qualifying criteria.
If we are unable to obtain such approvals, we may be required to conduct additional nonclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing

Index
approvals. Even if we receive accelerated approval from the FDA, EMA, or other comparable regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA, EMA, or such other regulatory authorities may seek to withdraw the accelerated approval.
Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for our one or more of our therapeutic candidates from the FDA, EMA, or other comparable regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a therapeutic candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the therapeutic candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. Under the Food and Drug Omnibus Reform Act (the “FDORA”), the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send status updates on such studies to the FDA every 180 days to be publicly posted by the agency, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. The FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.
Prior to seeking accelerated approval, we would seek feedback from the FDA, EMA, or other comparable regulatory authorities and would otherwise evaluate our ability to seek and receive such accelerated approval.
There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA or NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA, or other comparable regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that such application will be accepted or that any approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type, including, for example, if other products are approved via the accelerated pathway and subsequently converted by FDA to full approval. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our therapeutic candidate would result in a longer time period to commercialization of such therapeutic candidate, could increase the cost of development of such therapeutic candidate and could harm our competitive position in the marketplace.

Drug-device combination products may require additional development and regulatory review.

We expect that MAR005 and MAR002, if approved, will be administered by subcutaneous injection, and we may develop them for administration by patients or caregivers using a prefilled syringe, autoinjector or other delivery device marketed together with the product candidate. In that case, we expect that these product candidates would be regulated as combination products. Development of a combination product requires close coordination within the FDA and comparable regulatory agencies for review of each of the biologic and device components, which would typically be reviewed by different centers within the FDA if offered as standalone products. For example, the FDA’s review of a BLA for a combination product with a primary mode of action as a biologic would likely be led by the Center for Drug Evaluation and Research, with consultation from the Center for Devices and Radiological Health on the device component. Although the FDA and comparable foreign regulatory authorities have systems in place for the review and approval of combination products, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process.

Index
The FDA or comparable foreign regulatory authorities may also require a human factors or usability study to evaluate how patients and caregivers interact with the device in real-world settings, and may require additional studies, such as bridging studies, if we change the device or the formulation used in our clinical trials, including if we transition from the vial-and-syringe presentation used in our clinical trials to a commercial presentation. In addition, we will rely on third parties to design, develop, manufacture and supply any device component, and these third parties must comply with applicable quality system requirements. Any failure by these third parties to do so, or any problems with the device component, could delay or prevent approval of our product candidates or result in recalls or other enforcement actions after approval. Outside the United States, including in the EU, medical devices and medicinal products are regulated under separate legal frameworks, and our marketing authorization applications may be required to include evidence of the conformity of the device component with applicable device regulations, including an opinion from a notified body, which could add time and cost to the approval process.

Companion-diagnostic requirements could delay or prevent commercialization of our product candidates.

According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Depending on the data from our clinical trials, we may decide to collaborate with diagnostic companies during our clinical trial enrollment process to help identify patients with characteristics that we believe will be most likely to respond to our product candidates. If a satisfactory companion diagnostic is not commercially available in this situation, we may be required to develop or obtain such test, which would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostic is time consuming and costly.

Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable foreign regulatory authorities. The approval or clearance of a companion diagnostic as part of the therapeutic product’s further labeling limits the use of the therapeutic product to only those patients who express the specific characteristic that the companion diagnostic was developed to detect. If the FDA or a comparable foreign regulatory authority requires approval or clearance of a companion diagnostic for any of our product candidates, whether before or after the product candidate obtains regulatory approval, we and/or third-party collaborators may encounter difficulties in developing and obtaining approval or clearance for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval or clearance of a companion diagnostic could delay or prevent approval or continued marketing of the relevant product. We or our collaborators may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for the companion diagnostic or in transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our product candidates, if approved, on a timely or profitable basis, if at all.
Healthcare fraud-and-abuse laws could increase compliance costs and expose us to significant penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, marketing personnel, third-party payors, patient organizations and customers expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we obtain regulatory approval.
Efforts to ensure that our current and future business arrangements both internally and with third parties will comply with applicable healthcare laws and regulations will involve ongoing substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices, including certain consulting agreements and advisory board agreements we have entered into with physicians who are paid, in part, in the form of stock or stock options, may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. These laws include federal and state anti-kickback laws, false claims statutes, civil monetary penalties laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers, and laws related to price reporting. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices may be challenged under one or more of these laws. Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical and medical technology companies to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would sell, market and distribute our products. For more information on healthcare

Index
laws and regulations that may impact our company, see the section titled “Business—Government regulation—Other Healthcare Laws and Regulations” included in our Annual Report.
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time and resource-consuming and can divert a company’s attention from the business.
It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, such as Medicare and Medicaid integrity oversight and reporting obligations, contractual damages, individual imprisonment, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.

The successful commercialization of any of our product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Limits on coverage and reimbursement could make it difficult for us to sell any product candidates profitably.

The success of our product candidates, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors, including governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors. Our ability to achieve coverage and acceptable levels of reimbursement for our product candidates by third-party payors will have an effect on our ability to successfully commercialize those products. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. For more information on the laws and regulations that may impact coverage and reimbursement of our product candidates, see the section titled “Business—Government Regulation—Coverage, Pricing and Reimbursement” included elsewhere in our Annual Report.
Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance.
Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which products and services they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product or service is:

•a covered benefit under its health plan;

•safe, effective and medically necessary;

•appropriate for the specific patient;

•cost-effective; and

•neither experimental nor investigational.

In the United States, no uniform policy of coverage and reimbursement for products and services exists among all third-party payors. As a result, obtaining coverage and reimbursement approval of a product or service from a government or other

Index
third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products or services on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Furthermore, rules and regulations regarding reimbursement change frequently, and, in some cases, at short notice, and we believe that changes in these rules and regulations are likely.
Third-party payors increasingly are challenging prices charged for medical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular technologies or drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and offer to reimburse patients only for a less expensive competitor product. Even if we are successful in demonstrating improved efficacy or improved convenience of administration with our product candidates, pricing of existing products and services may limit the amount we will be able to charge for our products and services. These payors may deny or revoke the reimbursement status of a given product or service, or establish prices for new or existing marketed products or services at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products and may not be able to obtain a satisfactory financial return on products that we may develop.
Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Private payors tend to follow the coverage and reimbursement policies established by the U.S. Centers for Medicare & Medicaid Services (the “CMS”) which determines whether and to what extent a new medicine will be covered and reimbursed under Medicare. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations, or other ancillary services required following the use of product candidates, once approved. Some third-party payors may require pre-approval of coverage or implement prior authorization or step therapy programs for new or innovative drug therapies or services before they will reimburse patients who use such therapies which may become time-consuming or costly for patients and lead to a reduction in revenue. Patients are unlikely to use our product candidates, once approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of their cost. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Net prices for certain products, especially for drug products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future changes to laws. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers are required to calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely.

Healthcare legislative or regulatory reform measures, including regulations regarding the pricing, coverage and reimbursement of pharmaceutical and biological products, may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs. Recent and proposed healthcare reform measures in the United States have focused in particular on prescription drug pricing, reimbursement, and manufacturer financial obligations under government healthcare programs. These measures include statutory changes, executive actions, and proposed regulations that may affect pricing, coverage, reimbursement methodologies, and market access for pharmaceutical and biological products. For more information, see “Business – Government Regulation – Coverage, Pricing and Reimbursement” in our Annual Report.
There has been increasing legislative, regulatory, and enforcement interest in the United States with respect to prescription drug pricing practices.  Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs.

Index
The Inflation Reduction Act of 2022 (IRA), for example, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025, eliminating the prescription drug coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of an HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Subsequent legislation, including the One Big Beautiful Bill Act of 2025, modified certain aspects of the IRA, including expanding the orphan drug exemption from Medicare drug price negotiation for the 2028 initial price applicability year.
The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•the demand for any of our product candidates, if approved;

•the ability to set a price that we believe is fair for any of our product candidates, if approved;

•our ability to generate revenues and achieve or maintain profitability;

•the level of taxes that we are required to pay; and

•the availability of capital.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.
Recent executive actions and proposed regulatory initiatives in the United States have sought to further reduce prescription drug prices, including through the use of most-favored-nation pricing principles, potential changes to manufacturer distribution models, and expanded governmental oversight of pricing practices. For example, in May 2025, the U.S. presidential administration issued an executive order titled, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which, among other things, directs the HHS and other agencies to communicate most-favored-nation (MFN) price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. Since the May 2025 order, the current administration has continued to exert pressure on drug manufacturers to implement MFN pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement MFN pricing. On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (GLOBE) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (GUARD) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid (GENEROUS) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers. f the GLOBE and GUARD models are finalized as proposed under CMMI authority, we could be required to pay additional rebates on products reimbursed by Medicare for the covered populations during the applicable model periods. In addition, if MFN pricing or similar reference

Index
pricing policies are enacted or implemented in the U.S. outside of the CMMI framework and applied more broadly, we could be required to pay rebates on products utilization by a broader portion of U.S. patients to align with prices in certain reference countries. MFN pricing models in the U.S. could also affect our ability to commercialize any approved products outside of the U.S., our pricing strategy for any approved products, and future decisions on reimbursement and commercialization in certain jurisdictions. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business. Further, there can be no assurance that the current administration or future administrations will not pursue different or additional measures that could impact drug pricing in the U.S. political, economic and regulatory developments may further complicate developments in healthcare systems and pharmaceutical drug pricing.

We may be subject to significant liability if we are found to violate laws and regulations prohibiting the promotion of off-label uses.

The FDA strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by FDA. While physicians in the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote any products will be narrowly limited to those indications that are specifically approved by the FDA.
If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of any product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition. We also cannot prevent a physician from using our product candidates off-label in the exercise of his or her independent medical judgment, and any such use may harm our reputation or result in patient injuries that lead to costly product liability suits.
Our business could be affected by litigation, government investigations and enforcement actions.

We currently operate in a number of jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the United States or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment and other claims and legal proceedings that may arise from conducting our business. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, equitable remedies, including disgorgement, injunctive relief and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations.
Legal proceedings, government investigations and enforcement actions can be expensive and time-consuming. An adverse outcome resulting from any such proceedings, investigations or enforcement actions could result in significant damages awards, fines, penalties, exclusion from the federal healthcare programs, healthcare debarment, injunctive relief, product recalls, reputational damage and modifications of our business practices, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Even if such a proceeding, investigation or enforcement action is ultimately decided in our favor, the investigation and defense thereof could require substantial financial and management resources.

Misconduct by employees or contractors could expose us to regulatory sanctions and other liability.

We are exposed to the risk of employee fraud or other illegal activity by our current and any future employees, independent contractors, consultants, contract manufacturers, and vendors. Misconduct by these parties could include intentional, reckless, and/or negligent conduct that fails to comply with FDA or other regulations, provide true, complete and accurate information to the FDA, EMA, and other comparable regulatory authorities, comply with manufacturing standards we may establish, comply with healthcare fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under these laws will increase significantly, and our costs associated with compliance with these laws are likely to increase. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Additionally, we are

Index
subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations, and prospects, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and curtailment of our operations, any of which could adversely affect our business, financial condition, results of operations and prospects.

Government funding or staffing disruptions could delay regulatory review and harm our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA or other comparable regulatory authorities or government agencies, including substantial leadership departures, personnel cuts and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.
If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
In the current U.S. presidential administration, there is substantial uncertainty as to the extent and manner in which the U.S. government will continue to seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Leadership changes at the FDA in the current administration may compound this uncertainty. Additionally, the current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

EU marketing and reimbursement rules could limit access to and pricing of our products.

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the European Union, the pricing of products is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future healthcare reform measures.
Much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to reward improper performance generally is typically governed by the national anti-bribery laws of EU Member States and the Bribery Act 2010 in the United Kingdom. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied,

Index
offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the United Kingdom despite its departure from the European Union.
Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
In addition, in some foreign countries, including some countries in the European Union, the proposed pricing for a product must be approved before it may be lawfully marketed. The requirements governing product pricing and reimbursement vary widely from country to country. For example, some EU Member States may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and control the prices of such products. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced EU Member States, can further reduce prices. An EU Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of any of our product candidates in those countries would be negatively affected.

Violations of export and import controls, economic sanctions, and anti-corruption laws and regulations of the United States and other jurisdictions could harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Export controls and trade sanctions laws and regulations may restrict or prohibit altogether the provision, sale, or supply of our products to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions or an embargo. We are also subject to anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other state and national anti-bribery laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Environmental, health and safety violations could result in penalties, liabilities or supply disruptions.

We and third-party manufacturers we engage now are, and any third-party manufacturer we may engage in the future will be, subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures

Index
and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.
Although we maintain general liability insurance as well as workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.
In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.
Further, with respect to the operations of our current and any future third-party contract manufacturers, it is possible that if they fail to operate in compliance with applicable environmental, health and safety laws and regulations or properly dispose of wastes associated with our products, we could be held liable for any resulting damages, suffer reputational harm or experience a disruption in the manufacture and supply of our product candidates or products. In addition, our supply chain may be adversely impacted if any of our third-party contract manufacturers become subject to injunctions or other sanctions as a result of their non-compliance with environmental, health and safety laws and regulations.

Risks related to our intellectual property

Inadequate intellectual property protection could impair our competitive position and commercialization efforts.

We rely, and may in the future rely, upon a combination of patents, know-how, trademarks, trade secrets, and confidentiality agreements, to protect the intellectual property related to our current and future product candidates and proprietary platform technologies to prevent third parties from exploiting our achievements, thus eroding our competitive position in our market. Currently, our intellectual property protection includes patent applications owned by us and patents and patent applications that we have in-licensed from Novartis Pharma AG, or Novartis, pursuant to a license agreement between Marea and Novartis, the Novartis Agreement. Our success depends in large part on our ability to obtain, maintain, expand, enforce, and defend the scope, ownership or control, validity and enforceability of our intellectual property protection in the United States and other countries with respect to any of our current and future product candidates and other proprietary platform technologies we may develop, as well as our ability to operate without infringing the proprietary rights of others. We generally seek, and may in the future seek, to protect our proprietary position, in part, by filing patent applications in the United States and abroad relating to any of our current and future product candidates and platform technologies, manufacturing processes and methods of use. We also seek to protect, and may seek to protect, our proprietary position by in-licensing or acquiring in the future relevant issued patents, pending patent applications and proprietary technologies from third parties. We will endeavor to seek additional patent protection to cover proprietary features of our product candidates, platform technologies and novel discoveries that are important to our business. Some of our in-licensed patent families were drafted, filed, and prosecuted by Novartis and even where we now control the right to prosecution under the applicable license agreement, we are still required to solicit input and consider comments. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates or platform technologies we may develop is dependent upon the extent to which our products are covered by valid and enforceable patents or are effectively maintained as trade secrets. If we are unable to obtain, maintain, expand, enforce and defend the scope, ownership or control, validity and enforceability of our intellectual property protection, our business, financial condition, results of operations and prospects could be materially harmed.
The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our owned and in-licensed patent rights are highly uncertain. Our current and future patent applications may not result in patents being issued.
Further, even if patents are granted, they may not afford sufficient protection of any of our current or future product candidates or proprietary platform technologies or their intended uses against competitors, nor can there be any assurance that the issued patents cannot be designed around, invalidated by third parties, or effectively prevent others from commercializing competitive products or technologies to any of our current or future product candidates or platform technologies. Furthermore,

Index
even if granted, the resulting patents may be difficult to enforce. Thus, our owned and in-licensed patents may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or afford us any meaningful competitive advantage.
Moreover, the claim coverage in a patent application can be significantly reduced before the corresponding patent is granted. Even if owned or in-licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Consequently, we do not know whether any of our current or future product candidates and other proprietary platform technologies will be protectable or remain protected by valid and enforceable patents.
Our competitors or other third parties may avail themselves of safe harbors under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”) to conduct research and clinical trials.

If we breach our license agreements, it could have a material adverse effect on our commercialization efforts for any future MAR001/005 product candidates.

We are party to a license agreement, the Novartis Agreement, that enables us to utilize third-party intellectual property in the development of our product candidate MAR001/005, and we may in the future enter into more such license agreements with third parties under which we license the use, development and commercialization rights to any future product candidates or technology from third parties.
These intellectual property license agreements may require us to comply with various obligations, including diligence obligations such as development and commercialization obligations, as well as potential royalty and milestone payments and other obligations. If we fail to comply with our obligations under any of these license agreements, use the licensed intellectual property in an unauthorized manner, we are subject to bankruptcy-related proceedings or otherwise materially breach any of these license agreements, the terms of the license granted may be materially modified, such as by rendering currently exclusive licenses non-exclusive, or it may give our licensors the right to terminate the applicable license agreement, in whole or in part. Generally, the loss of or termination of our rights under the Novartis Agreement, or any other licenses we may acquire in the future, could harm our business, financial condition, results of operations and prospects.

We may also, in the future, enter into license agreements with third parties under which we are a sublicensee. If our sublicensor fails to comply with its obligations under its upstream license agreement with its licensor, the licensor may have the right to terminate the upstream license, which may result in termination of our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do on reasonable terms, or at all, which may impact our ability to continue to develop and commercialize any future product candidates incorporating the relevant intellectual property.
Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•the scope of rights granted under the license agreement and other interpretation-related issues;

•whether and the extent to which our technology and processes infringe, misappropriate or otherwise violate intellectual property of the licensor that is not subject to the licensing agreement;

•our right to sublicense patents and other rights to third parties under our license arrangements;

•our right to transfer or assign the license;

•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•our financial or other obligations under the license agreement;

•the priority of invention of patented technology; and

Index
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our current or future licensors and us and our partners.

Such disputes may be costly to resolve and may divert management’s attention away from day-to-day activities. In addition to the costs of any litigation we may face, any legal action against us could increase our payment obligations under the respective agreement and require us to pay interest and potentially damages to such licensors. If disputes over intellectual property that we have in-licensed, or in-license in the future, prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates or platform technologies, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Despite our best efforts, our current or future licensors might conclude that we materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products, if approved, and technology covered by these license agreements. Such termination would result in the ability of the prior licensor to assert the prior licensed patents against us, or the prior licensor could license the patents to a competitor who could assert the prior licensed patents against us. As a result, we may be required to cease our development, manufacture and commercialization of our product candidates and use of our proprietary platform technologies covered by the patent rights owned by the licensors, which could have a material adverse effect on us. Alternatively, the prior licensor could abandon the patent rights, which would reduce the barrier to entry into the market. If these in-licenses are terminated, or if the in-licensed patents fail to provide the intended exclusivity, and if competitors circumvent any regulatory exclusivity, competitors would have the freedom to market products identical to ours. These events could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.
Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology. For example, we may agree to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects, and we may be required to identify and license replacement technology from third parties, which may not be available on reasonable terms, if at all.
Further development of our proprietary platform technologies and product candidates may require us to enter into additional license or collaboration agreements. Our future licenses may not provide us with commercially reasonable terms, exclusive rights to use the licensed intellectual property and technology, or exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our product candidates and platform technologies in the future.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting, maintaining, enforcing and defending patents on any of our current or future product candidates or platform technologies in all countries throughout the world is expensive, and the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Prosecution of foreign patent applications is often a longer process, and patents may grant at a later date, and with a shorter term, than in the United States. The requirements for patentability differ in certain jurisdictions and countries. Additionally, the patent laws of some countries do not afford intellectual property protection to the same extent as the laws of the United States. For example, other countries may impose substantial restrictions on the scope of claims, including limiting patent protection to specifically disclosed embodiments. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our intellectual property in and into the United States or other jurisdictions. Competitors may use our intellectual property in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products, and our current or future owned and in-licensed patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our owned and in-licensed patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. In addition, some jurisdictions, such as Europe, Japan and China, may have a heightened standard for patentability than in the United States, including, for example, the requirement of claims having literal support in the original patent filing and the limitation on using

Index
supporting data that is not in the original patent filing. Under those heightened patentability requirements, we may not be able to obtain sufficient patent protection in certain jurisdictions even though the same or similar patent protection can be secured in the United States and other jurisdictions.
We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our owned and in-licensed intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop.
Many countries have compulsory licensing laws under which a patent owner or exclusive licensee may be compelled to grant licenses to third parties, including governmental agencies. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner or exclusive licensee may have limited remedies, which could materially diminish the value of such patent protection. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. In addition, geo-political actions in the United States and in foreign countries (such as the Russia and Ukraine conflict) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any licensors and the maintenance, enforcement or defense of our issued patents which could impair our competitive intellectual property position. For example, the United States and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia.

Obtaining and maintaining our owned and in-licensed patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. In some circumstances, we may be dependent on our licensors to take the necessary action to comply with these requirements with respect to any in-licensed intellectual property. For example, periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned and in-licensed patents and applications. In certain circumstances, we may rely on licensing partners to pay these fees due to the U.S. and non-U.S. patent agencies. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
The USPTO and various non-U.S. government agencies require compliance with certain foreign filing requirements during the patent application process. For example, in some countries, including the United States, China, India and some European countries, a foreign filing license is required before certain patent applications are filed. The foreign filing license requirements vary by country and depend on various factors, including where the inventive activity occurred, citizenship status of the inventors, the residency of the inventors and the invention owner, the place of business for the invention owner and the nature of the subject matter to be disclosed (e.g., items related to national security or national defense). In some, but not all cases, for example in China and India, a foreign filing license cannot be obtained retroactively in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment of a pending patent application or can be grounds for revoking or invalidating an issued patent, resulting in the loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. We may also be dependent on licensors to take the necessary actions to comply with these requirements with respect to our in-licensed intellectual property.
Public health emergencies, geopolitical instability (war and terrorism), natural disasters, or similar events may impair our and our licensors’ ability to comply with these procedural, document submission, fee payment, and other requirements imposed by government patent agencies, which may materially and adversely affect our ability to obtain or maintain patent protection for any of our current and future product candidates or platform technologies.

Index

Changes in patent laws or their interpretations could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the United States or in other countries could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the “America Invents Act”) enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us or our licensors could therefore be awarded a patent covering an invention of ours or our licensors even if we or our licensors had made the invention before it was made by such third party. This requires us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors are the first to either (i) file any patent application related to any of our current or future product candidates and other proprietary platform technologies we may develop or (ii) invent any of the inventions claimed in our patents or patent applications.
The America Invents Act also included a number of significant changes that affect the way patent applications are prosecuted and also affect patent litigation. These include allowing third party protests and submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our owned or in-licensed patent claims or any patent claims we may license in the future that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. We cannot predict how decisions by the courts, the U.S. Congress or the USPTO may impact the value of our owned and in-licensed patent rights. For example, the U.S. Supreme Court held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. As such, our owned and in-licensed patent rights that grant with functional claims may be vulnerable to third party challenges seeking to invalidate these claims for lacking enablement or adequate support in the specification. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future. In addition to heightened patentability requirements, the Supreme Court and Federal Circuit’s interpretation of biosimilar product approval under the Biologics Price Competition and Innovation Act, has evolved in recent years, affecting the “patent dance” provisions of the statute, which are intended to resolve any patent infringement issues before the approval of a biosimilar. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have or may obtain or license in the future.
In 2012, the European Union Patent Package (the “EU Patent Package”) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (the “UPC”) for litigation involving European patents. The EU Patent Package was implemented on June 1, 2023, and has become a common forum for challenging European patents. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC, unless otherwise opted out. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our European patents and patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the

Index
UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain a pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our current and future platform technologies and any of our current and future product candidates due to increased competition and, resultantly, on our business, financial condition, results of operations and prospects. The UPC and Unitary Patent are significant changes in European patent practice. As the UPC is a new court system, there is limited precedent for the court, increasing the uncertainty of any litigation in the UPC.

Challenges to our patents could narrow or eliminate important intellectual property protection.

Our owned and in-licensed patent rights may be subject to priority, validity, inventorship, ownership and enforceability disputes. Legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time-consuming and likely to divert significant resources from our core business, including distracting our management and scientific personnel from their normal responsibilities and generally harm our business. If we or any of our licensors are unsuccessful in any of these proceedings, such patents and patent applications may be narrowed, invalidated or held unenforceable. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
If we initiate legal proceedings against a third party to enforce a patent covering any of our current or future product candidates or platform technologies, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, lack of sufficient written description, failure to claim patent-eligible subject matter or obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading or inconsistent statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of a patent before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, shortening the term of or amendment to our owned or in-licensed patent rights or any patent rights we may obtain or license in the future in such a way that they no longer cover any of our current or future product candidates or platform technologies or prevent third parties from competing with our product candidates or platform technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensors and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection for any of our current or future product candidates or platform technologies. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our owned and in-licensed patent claims do not cover the invention, or decide that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. § 271(e). Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

Patent terms may be inadequate to protect the competitive position of any of our current or future product candidates or platform technologies for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional or international patent application filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering any of our current or future product candidates or platform technologies are obtained, once the patent has expired, we may be vulnerable to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of any of our current or future product candidates or platform technologies, patents protecting such product candidates or platform technologies might expire before or shortly after such product candidates or platform technologies are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our product candidates or platform technologies. If we do not have sufficient patent life to protect our products, our business, financial condition, results of operations and prospects will be adversely affected.
Depending upon the timing, duration and specifics of any FDA regulatory approval of any of our current or future product candidates, one or more of our owned or in-licensed U.S. patents may be eligible for limited patent term extension under the

Index
Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended, and only those claims covering the approved drug, a method for using it for method of manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate. However, we may not be granted an extension for various reasons, including failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or failing to satisfy other applicable requirements. Moreover, the applicable time period afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we may license from a third party in the future, we may need the cooperation of that third party. If we are unable to obtain patent term extension, or the foreign equivalent, or if the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

We or our licensors may be subject to claims challenging the inventorship or ownership of our owned and in-licensed patents and other intellectual property.

We or our licensors may be subject to claims that former employees, consultants, licensees, collaborators or other third parties have an interest in our owned or in-licensed patent rights, trade secrets, or other intellectual property as an inventor, co-inventor or owner of trade secrets. For example, we or our licensors may have inventorship or ownership disputes arise from conflicting obligations of consultants or others who are involved in developing any of our current or future product candidates and other proprietary platform technologies we may develop. We or our licensors may have relied on third-party consultants or collaborators or on funds from third parties, such as from a government entity, such that we or our licensors are not the sole and exclusive owners of the patents we in-licensed. The failure to name the proper inventors on a patent application can result in the patents issuing therefrom being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our product candidates or platform technologies or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of our owned or in-licensed patent rights, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as ownership of, or the right to use intellectual property that is important to any of our current or future product candidates and other proprietary platform technologies we may develop. Even if we defend successfully against such claims, litigation could result in substantial costs and be a distraction to our management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
Moreover, some of our owned or in-licensed patent rights are co-owned with third parties or subject to third party rights under the Bayh-Dole Act of 1980, and our future owned or in-licensed patent rights may be co-owned with third parties or subject to third party rights. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patent rights, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of such patent rights in order to enforce such patent rights against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our and licensors’ trade secrets, our business and competitive position would be harmed.

In addition to seeking patent protection for any of our current or future product candidates and proprietary platform technologies, we may rely on trade secret protection and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, licensees, third-party collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Trade secrets and know-how can be difficult to protect. We cannot guarantee that we have entered into applicable agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Monitoring unauthorized

Index
uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. We cannot guarantee that any potential trade secrets and other proprietary and confidential information will not be disclosed or that competitors will not otherwise gain access to trade secrets. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret (such as through a cybersecurity breach) is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. Furthermore, others may independently discover similar trade secrets and proprietary information. If any of our trade secrets were to be disclosed or misappropriated or if any such information were to be independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed. Additionally, we may need to share our proprietary information, including trade secrets, with current or future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors.

We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Some of our employees, consultants and advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer, or that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self- executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market any of our current or future product candidates or platform technologies.
We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are or will be complete or thorough, nor can we be certain that we or our licensors have identified or will identify each and every third-party patent and pending patent application in the United States and abroad that is relevant to or necessary for the commercialization of any of our current or future product candidates or platform technologies in any jurisdiction. Patent applications in the United States and elsewhere are not published until approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering any of our current or future product candidates or platform technologies could have been filed by others without our knowledge. The scope of a patent claim is determined by the interpretation of the law, the words of a patent claim, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending patent application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that any of our current or future product candidates or platform technologies are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Alternatively, we may incorrectly determine that the Hatch-Waxman Amendments are a defense for a safe harbor to infringement of a patent we consider relevant to the research or clinical development of any of our current or future product candidates. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, and we may incorrectly conclude that a third-party patent is invalid and unenforceable or not infringed. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market any of our current or future product candidates or platform

Index
technologies. If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. As the number of competitors in the market grows and the number of patents issued in this area increases, the possibility of patent infringement claims escalates. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our current or future product candidates or platform technologies that are held to be infringing. We might, if possible, also be forced to redesign any of our current or future product candidates or platform technologies or services so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Third-party claims of intellectual property infringement, misappropriation, or other violations against us or our collaborators could be expensive and time-consuming and may prevent or delay the development and commercialization of any of our current or future product candidates or platform technologies.

Our commercial success depends in part on our and our collaborators’ ability to avoid infringing, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post-grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions.
Numerous U.S. and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we plan to commercialize our programs (including product candidates and platform technologies) and in which we are developing other proprietary technologies. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our programs and commercializing activities may give rise to claims of infringement of the patent rights of others. We cannot guarantee that our product candidates, platform technologies and other proprietary technologies we develop will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued for which a third party, such as a competitor in the fields in which we are developing our product candidates, platform technologies and other proprietary technologies, might assert as infringed by us. It is also possible that patents owned by third parties of which we are aware, but which we do not believe we infringe or that we believe we have valid defenses to any claims of patent infringement, could be found to be infringed by us. It is not unusual that corresponding patents issued in different countries have different scopes of coverage, such that in one country a third-party patent does not pose a material risk, but in another country, the corresponding third-party patent may pose a material risk to any of our current or future product candidates. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that we may infringe. For example, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover any of our current or future product candidates or platform technologies or the use of any such product candidates or platform technologies.
If any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court could hold that such patents are valid, enforceable and infringed by us. Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. If a successful claim of infringement against us, we may be enjoined from further developing or commercializing the infringing products or technologies. In addition, we may be required to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign our infringing products or technologies, which may be impossible or require substantial time and monetary expenditure. Such licenses may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms or at all, we may be unable to commercialize the infringing products or technologies or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business. In addition, we may in the future pursue patent challenges with respect to third-party patents, including as a defense against the foregoing infringement claims. The outcome of such challenges is unpredictable.

Index
Even if resolved in our favor, the foregoing proceedings could be very expensive, particularly for a company of our size, and time-consuming. Such proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such proceedings adequately. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources. Such proceedings may also absorb significant time of our technical and management personnel and distract them from their normal responsibilities. Uncertainties resulting from such proceedings could impair our ability to compete in the marketplace. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. In addition, if we do not prevail in patent proceedings that we initiate against third-party patents, those third parties may assert claims of patent infringement against any of our current or future product candidates or platform technologies. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may become involved in lawsuits to protect or enforce our owned and in-licensed patents and other intellectual property rights, which could be expensive, time-consuming, and unsuccessful.

Third parties, such as competitors, may infringe our owned or in-licensed patent rights. In an infringement proceeding, a court may decide that a patent we own or in-license is invalid or unenforceable or may refuse to stop the other party from using the invention at issue. In addition, our owned or in-licensed patent rights may become involved in inventorship, ownership, priority, enforceability, or validity disputes. To counter or defend against such claims can be expensive and time-consuming. An adverse result in any litigation proceeding could put our patent rights at risk of being invalidated, held unenforceable or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation and proceedings, there is a risk that some of our confidential information could be compromised by disclosure during such litigation and proceedings.
Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. See the risk factor above regarding third-party claims of intellectual property infringement for a discussion of the costs, management distraction and potential stock price effects of intellectual property litigation.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, diluted, circumvented or declared generic or determined to be infringing, misappropriating or violating other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in the markets of interest. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we are given an opportunity to respond to such rejections, we may be unable to overcome them. If our trademarks are successfully challenged or determined to be infringing, misappropriating or violating other marks, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, which may not survive such proceedings. Moreover, any name we may propose to use with any of our current or future product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or an equivalent administrative body in a foreign jurisdiction objects to any of our proposed proprietary product names, we may be required to expend significant additional resources to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe, misappropriate or otherwise violate the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.

Index
We may not be able to obtain, protect or enforce our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement, misappropriation, dilution or other claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to obtain, enforce or protect our proprietary rights related to trademarks, trade names, domain name, or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•others may be able to make products that are similar or identical to any of our current or future product candidates or utilize similar technology but that are not covered by the claims of the patents that we currently or may in the future own or in-license;

•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•others may have access to the same intellectual property rights licensed to us in the future on a non-exclusive basis;

•we may not develop additional proprietary technologies that are patentable;

•we may fail to identify potential patentable subject matter and/or may fail to file on it; and

•we may choose not to file for patent protection to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property or disclose information resulting in a loss of protection for such trade secret.

Should any of the foregoing occur, it could adversely affect our business, financial condition, results of operations and prospects.

We may not be successful in obtaining or maintaining necessary rights to product candidates, components and processes for our development pipeline through acquisitions and in-licenses.

The growth of our business may depend in part on our ability to acquire, in-license or use third-party intellectual property and proprietary rights. For example, any of our current or future product candidates may require specific formulations to work effectively and efficiently, we may develop product candidates containing our compounds and pre-existing pharmaceutical compounds, we may develop combination therapies with our compounds and third-party compounds, any of which could require us to obtain rights to use intellectual property held by third parties. In addition, with respect to any patent or other intellectual property rights we may co-own with third parties, we may require licenses to such co-owners’ interest to such patents. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights and may need to seek to develop alternative approaches that do not infringe, misappropriate or otherwise violate those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we can obtain a license, it may be non-exclusive, which means that our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.
Additionally, we may collaborate with academic institutions to accelerate our research and development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of

Index
the institution’s rights in technology resulting from the collaboration. Even if we hold such an option, we may be unable to negotiate a license from the institution within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. Even if we can obtain a license, it may be non-exclusive, and our competitors may also receive access to the same technologies licensed to us.
The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies that may be more established or have greater resources than we do may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive to commercialize any of our current or future product candidates. More established companies may have a competitive advantage over us due to their size, cash resources or greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. There can be no assurance that we will be able to successfully complete these types of negotiations and ultimately acquire the rights to the intellectual property surrounding any of our current or future product candidates that we may seek to develop or market. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of certain programs and our business, financial condition, results of operations, and prospects could suffer.

Risks related to ownership of our common stock

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed elsewhere in this Risk Factors section, these factors include:

•the commencement, enrollment, completion or results of our current or future nonclinical and clinical trials for our product candidates;

•any delay in identifying and advancing a clinical candidate for our other programs;

•any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•adverse results or delays, suspensions or terminations in future nonclinical studies or clinical trials;

•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•adverse regulatory decisions, including failure to receive regulatory approval of our product candidates or the failure of a regulatory authority to accept data from nonclinical studies or clinical trials conducted in other countries;

•changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;

•adverse developments concerning our manufacturers;

•our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

•our inability to establish collaborations, if needed;

•our failure to commercialize our product candidates, if approved;

•additions or departures of key scientific or management personnel;

•unanticipated serious safety concerns related to any of our current or future product candidates;

•introduction of new products, product candidates or services offered by us or our competitors;

Index

•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•our ability to effectively manage our growth;

•actual or anticipated variations in quarterly operating results;

•our cash position and cash burn rate;

•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•publication of research reports about us or our industry, or product candidates in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•changes in the market valuations of similar companies;

•changes in the structure of the healthcare payment systems;

•overall performance of the equity markets;

•sales of our common stock by us or our stockholders in the future;

•trading volume of our common stock;

•changes in accounting practices;

•ineffectiveness of our internal controls;

•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•significant lawsuits, including patent or stockholder litigation;

•general political and economic conditions; and

•other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.

Our quarterly and annual operating results may fluctuate significantly, due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

•the timing and cost of, and level of investment in, research, development and, if approved, commercialization activities relating to our current and future product candidates, which may change from time to time;

•the timing and status of enrollment for clinical trials;

Index

•the cost of manufacturing our product candidates, as well as building out our supply chain, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

•expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;

•timing and amount of any milestone, royalty or other payments due under any collaboration, license or purchase agreement;

•future accounting pronouncements or changes in our accounting policies;

•the timing and success or failure of nonclinical studies and clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

•the timing of receipt of approvals for our product candidates from regulatory authorities in the United States and internationally;

•exchange rate and interest rate fluctuations;

•coverage and reimbursement policies with respect to our product candidates, if approved, and potential future drugs that compete with our products; and

•the level of demand for our product candidates, if approved, which may vary significantly over time.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.
This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our future revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if any forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

We do not currently intend to pay dividends on our common stock and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation of the value of our common stock.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. We do not intend to declare or pay any cash dividends on our capital stock in the foreseeable future. As a result, any investment return on our common stock will depend upon increases in the value for our common stock, which is not certain.

We may not be able to maintain a listing of our common stock on Nasdaq.

Index
We must meet certain financial and liquidity criteria to maintain our listing on Nasdaq. If we violate Nasdaq’s listing requirements, our common stock may be delisted. If we fail to meet any of Nasdaq’s listing standards, our common stock may be delisted. The delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

Other general risks

Unfavorable global economic and geopolitical conditions could adversely affect our business, financial condition, stock price, and results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to U.S. policy implemented by the U.S. Congress or U.S. presidential administrations have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Since the start of the most recent U.S. presidential administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. For example, the implementation of tariffs by the U.S. government has led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
The global credit and financial markets have also generally experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates, inflation and macroeconomic uncertainties), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, fluctuating interest rates, uncertainty about economic stability, global supply chain disruptions, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflicts between Russia and Ukraine, and in the Middle East, terrorism, political unrest or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all.
In addition, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent events of political unrest and/or potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.

We, or the third parties upon whom we depend, may be adversely affected by natural disasters, public health crises or other business interruptions and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters or public health crises could severely disrupt our operations, and have a material adverse impact on our business, results of operations, financial condition, and prospects. If a natural disaster, power outage, public health crisis or other event occurred that prevented us from conducting our clinical trials, releasing clinical trial results or delaying our ability to obtain regulatory approval for our product candidates, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time.

Index
We conduct significant operations through our Australian subsidiaries. If we lose our ability to operate in Australia, or if a subsidiary is unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations will suffer.

We develop certain of our programs in part through our Australian subsidiaries, Lisata Therapeutics Australia Pty Ltd. and Marea Therapeutics Pty Ltd. Due to the geographical distance as well as our limited experience operating in Australia, we may not be able to efficiently or successfully monitor, develop or commercialize our products or programs in Australia, including conducting clinical trials. Furthermore, we have no assurance that the results of any clinical trials conducted for our product candidates in Australia will be accepted by the FDA or other foreign regulatory authorities for development and commercialization approvals. In addition, current Australian tax regulations provide for a refundable tax incentive between 43.5% to 48.5% (depending upon the income tax rate) for qualified research and development activities. If we are ineligible or unable to receive the research and development tax credit, or past credits are determined ineligible upon audit, or if we lose our ability to operate our subsidiaries in Australia, or the Australian government significantly reduces or eliminates the tax credit, our business and results of operation would be adversely affected. In the event we determine it advisable to stop operating through these subsidiaries, we may be required to migrate such operations from these subsidiaries to us. Any such action may be difficult and cause us to incur additional expenses, as well as give rise to tax liabilities for us or erode our tax attributes (such as tax credits or net operating losses).

Our use of new and evolving technologies, such as artificial intelligence, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We may use and integrate artificial intelligence into our business processes, and this innovation presents risks and challenges that could affect our adoption, and therefore our business. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business.
The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our business processes to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The development of artificial intelligence models requires resources for design, development, testing and maintenance. If we enable or uses models that contain actual or perceived biases, or otherwise draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.
In addition, the use of artificial intelligence technologies can give rise to intellectual property and data privacy risks, including the disclosure or compromise of our confidential information or other proprietary intellectual property through the use of generative AI tools, or the ability to assert or defend ownership rights in intellectual property created with the use of generative artificial intelligence tools.
Further, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) originally entered into force on August 1, 2024, and is expected to undergo amendments as introduced in the EU’s November 2025 Digital Omnibus on AI. As enacted, the AI Act imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines.
Likewise, in the U.S., the regulatory environment is complex and uncertain. President Trump's Executive Order “Ensuring a National Policy Framework for Artificial Intelligence,” effective December 11, 2025, directed federal agency reviews of state AI laws and coordination between White House advisors and Congress to reach a legislative proposal for a uniform federal AI policy framework. At the same time, several states, including Colorado and California, passed laws that regulate various facets of AI, some of which have taken effect and will continue to take effect through 2026 and beyond. These laws address a wide range of AI-related topics, including consequential decisions, transparency, training data, among others, and it remains unclear which requirements, if any, will be superseded by the Executive Order. So far, these efforts have not been successful in curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. Various federal and state regulators have also issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued draft guidance on the use of artificial intelligence in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making. If we develop or

Index
use AI systems that are governed by the these laws or regulations, including as informed by regulatory guidance, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.
Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. The integration of AI systems, by us or by our vendors, may increase cybersecurity risk. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

Any failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, including any inability of our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting if our status as a smaller reporting company changes, could have a material adverse effect on our business and stock price.

During the course of testing our disclosure controls and procedures and internal control over financial reporting, we may identify and disclose material weaknesses or significant deficiencies in internal control over financial reporting that will have to be remedied. Implementing any appropriate changes to our internal control may require specific compliance training of our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy or inability to produce accurate financial statements on a timely basis could result in our financial statements being unreliable, increase our operating costs and materially impair our ability to operate our business. In addition, we may in the future discover areas of our internal controls that need improvement, particularly with respect to businesses that we have acquired, such as Marea, or may acquire in the future. If so, we cannot be certain that any remedial measure we take will ensure that we have adequate internal controls over our financial processes and reporting in the future. Any failure to implement the required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations.
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
If we are unable to conclude that we have effective internal controls over financial reporting, or if it becomes necessary for our independent registered public accounting firm to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting and it is unable to do so, investors could lose confidence in the reliability of our financial statements. Additionally, failure to maintain effective internal control over our financial reporting could result in government investigations or sanctions by regulatory authorities. This could result in a decrease in the value of our common stock.

Changes in tax law could adversely affect our business and financial condition.

U.S. federal, state, local and foreign tax laws, regulations and administrative guidance are subject to change as a result of the legislative process and review and interpretation by the U.S. Internal Revenue Service, the U.S. Treasury Department and other taxing authorities. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Index
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The Exhibit Index appearing immediately after the signature page to this Form 10-Q is incorporated herein by reference.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LISATA THERAPEUTICS, INC.
November 13, 2026	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: Chief Executive Officer (Principal Executive Officer)
November 13, 2026	By: /s/ James Nisco Name: James Nisco Title: SVP, Finance and Treasury and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

Index
LISATA THERAPEUTICS, INC.
FORM 10-Q

Exhibit Index

2.1		Amendment to Agreement and Plan of Merger, dated May 29, 2026, by and among Lisata Therapeutics, Inc., Kuva Labs Inc. and Kuva Acquisition Corp. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 29, 2026)
2.2		Amendment and Waiver to Agreement and Plan of Merger, dated June 8, 2026, by and among Lisata Therapeutics, Inc., Kuva Labs Inc. and Kuva Acquisition Corp. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 9, 2026)
2.3		Form of Contingent Value Rights Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 29, 2026)
2.4+		Agreement and Plan of Merger, dated September 17, 2026, by and among Lisata Therapeutics, Inc., Mariner Merger Sub I, Inc., Mariner Merger Sub II, LLC and Marea Therapeutics, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2026)
3.1		Certificate of Designation of Preferences, Rights and Limitations of Series C Non-Voting Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2026)
10.1+		Form of Securities Purchase Agreement, dated as of September 17, 2026, by and among Lisata Therapeutics, Inc. and each investor listed on Exhibit A thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2026)
10.2		Form of Registration Rights Agreement, by and among Lisata Therapeutics, Inc. and certain investors signatory thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2026)
10.3		Form of Marea Stockholders Registration Rights Agreement, by and among Lisata Therapeutics, Inc. and certain Marea stockholders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2026)
10.4†		Marea Therapeutics, Inc. 2024 Stock Option and Grant Plan and forms of award agreements thereunder
10.5†		M2 Therapeutics, Inc. 2025 Stock Option and Grant Plan and forms of award agreements thereunder
10.6†		Employment Offer Letter Agreement, dated October 11, 2023, by and between Marea Therapeutics, Inc. and Josh Lehrer
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.
**	Furnished herewith.
+	Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide, on a supplemental basis, a copy of any omitted schedules and attachments to the Securities and Exchange Commission or its staff upon request.
†	Indicates management contract or compensatory plan.